Form 10-Q
period 1995-09-30
NEW VALLEY CORP
filed 1995-11-14
CIK 106374

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                        COMMISSION FILE NUMBER 1-2493

                           NEW VALLEY CORPORATION
           (Exact name of registrant as specified in its charter)


                 NEW YORK                                  13-5482050
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)


          100 S.E. SECOND STREET
              MIAMI, FLORIDA                                  33131
 (Address of principal executive offices)                  (Zip Code)


                               (305) 579-8000
            (Registrant's telephone number, including area code)


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X       NO
                                                  -----        ----

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.    YES   X        NO
                             -----          ----

    AS OF NOVEMBER 10, 1995, THERE WERE OUTSTANDING 191,601,437 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.


================================================================================

                           NEW VALLEY CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                              TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
           Item 1.      Financial Statements:

                        Consolidated Balance Sheets as of September 30, 1995 and
                           December 31, 1994  . . . . . . . . . . . . . . . . . . . .            3

                        Consolidated Statements of Operations for the three months
                           and nine months ended September 30, 1995 and 1994  . . . .            4

                        Consolidated Statement of Changes in Non-Redeemable
                           Preferred Shares, Common Shares and Other Capital
                           (Deficit) for the nine months ended September 30, 1995   .            5

                        Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 1995 and 1994  . . . . . . . . . . . .            6

                        Notes to the Quarterly Consolidated Financial Statements  . .            7

           Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . . . . . . .           14


PART  II. OTHER INFORMATION

           Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .           17

           Item 3.      Defaults Upon Senior Securities . . . . . . . . . . . . . . .           17

           Item 5.      Other Information . . . . . . . . . . . . . . . . . . . . . .           17

           Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .           17

       SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18

                            NEW VALLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                         September 30,    December 31,
                                                                             1995            1994
                                                                         -------------   -------------
                                                                       (Thousands, except par value)
    ASSETS

    Current assets:
        Cash and cash equivalents                                       $      4,731      $   376,170
        Investment securities                                                241,758              ---
        Contract receivable                                                      ---          300,000
        Restricted assets                                                     23,325          354,639
        Receivable from clearing brokers                                      22,850              ---
        Other current assets                                                   4,144            8,400
                                                                        ------------      -----------
             Total current assets                                            296,808        1,039,209
                                                                        ------------      -----------

    Investment securities                                                        517              ---
    Assets of discontinued operations held for sale                            4,172            5,400
    Restricted assets                                                         30,596           25,000
    Long-term loans and investments                                           65,550              ---
    Other assets                                                               5,961              282
                                                                        ------------      -----------
             Total assets                                               $    403,604      $ 1,069,891
                                                                        ============      ===========


    LIABILITIES AND CAPITAL (DEFICIT)

    Current liabilities:
        Current portion of long-term obligations                        $     10,167      $    16,619
        Accounts payable and accrued liabilities                              23,614           10,931
        Short-term loan                                                       54,945              ---
        Prepetition claims and restructuring accruals                         47,992          619,833
        Dividend payable                                                         ---           75,070
        Income taxes                                                          20,461           31,907
        Securities sold not yet purchased                                     24,056              ---
                                                                        ------------      -----------
             Total current liabilities                                       181,235          754,360
                                                                        ------------      -----------

    Deferred income taxes payable                                                ---           19,572
                                                                        ------------      -----------

    Long-term obligations                                                     15,496           16,605
                                                                        ------------      -----------

    Redeemable preferred shares                                              215,599          317,798
                                                                        ------------      -----------

    Non-redeemable preferred shares, Common Shares and
        capital (deficit):
          Cumulative preferred shares                                            279              279
          Common Shares, $.01 par value; 850,000,000 shares
             authorized; 191,601,437 and 188,725,550 shares
             outstanding                                                       1,916            1,887
          Additional paid-in capital                                         689,855          692,001
          Accumulated deficit                                               (716,597)        (732,611)
          Unrealized appreciation on investment securities, net of
             taxes of $1,758                                                  15,821              ---
                                                                        ------------      -----------
    Total non-redeemable preferred shares, Common
        Shares and other capital (deficit)                                    (8,726)         (38,444)
                                                                        ------------      -----------

    Total liabilities and capital (deficit)                             $    403,604      $ 1,069,891
                                                                        ============      ===========


    See accompanying Notes to Quarterly Consolidated Financial Statements

                            NEW VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                  Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                                -----------------------------------------------
                                                                   1995        1994         1995         1994
                                                                   ----        ----         ----         ----
                                                                     (Thousands, except per share amounts)
    Revenues:
        Brokerage services                                      $ 17,292    $      --    $ 22,689   $       --
        Interest income                                            3,947          662      14,516        1,411
        Other income                                                 275          256       2,010          319
                                                                --------    ---------    --------   ----------

             Total revenues                                       21,514          918      39,215        1,730
                                                                --------    ---------    --------   ----------
    Cost and expenses:
        Cost of brokerage services                                15,633           --      20,430           --
        General and administrative expenses                        2,803          432       7,803        1,034
                                                                --------    ---------    --------   ----------
                                                                  18,436          432      28,233        1,034
                                                                --------    ---------    --------   ----------
    Income from continuing operations before income taxes
        and reorganization                                         3,078          486      10,982          696

    Reversal of restructuring accruals                                --           --       2,044           --
    Financial restructuring costs                                     --       (7,065)         --      (25,411)
    Income tax expense                                              (294)          --      (1,327)          --
                                                                --------    ---------    --------   ----------

    Income (loss) from continuing operations                       2,784       (6,579)     11,699      (24,715)

    Discontinued operations:
        Income from discontinued operations,
          net of income taxes                                        235       26,071       4,315       72,884
                                                                --------    ---------    --------   ----------

    Net income                                                     3,019       19,492      16,014       48,169

    Dividends on preferred shares - undeclared                   (17,597)     (20,475)    (56,656)     (58,813)
    Excess of carrying value of redeemable preferred
        shares over cost of shares purchased                       6,718          ---      40,342          ---
                                                                --------    ---------    --------   ----------

    Net loss applicable to Common Shares                        $ (7,860)   $    (983)   $   (300)  $  (10,644)
                                                                ========    =========    ========   ==========

    Income (loss) per common and equivalent share:
        From continuing operations                              $   (.04)   $    (.15)   $   (.02)  $     (.45)
        Discontinued operations                                      ---          .14         .02          .39
                                                                --------    ---------    --------   ----------

        Net income (loss) per Common Share                          (.04)   $    (.01)   $    ---   $     (.06)
                                                                ========    =========    ========   ==========


    Number of shares used in computation                         191,563      188,231     190,865      188,153
                                                                ========    =========    ========   ==========

    Supplemental information:
        Additional interest absent Chapter 11 filing                        $  11,732               $   35,195
                                                                            =========               ==========


    See accompanying Notes to Quarterly Consolidated Financial Statements

                            NEW VALLEY CORPORATION
        CONSOLIDATED STATEMENT OF CHANGES IN NON-REDEEMABLE PREFERRED
              SHARES, COMMON SHARES AND OTHER CAPITAL (DEFICIT)
                                 (UNAUDITED)



                                              $3.00 Class B
                                             Preferred Shares     Common Shares     Additional    Retained
                                             ----------------     -------------       Paid In     Earnings     Unrealized
                                             Shares    Amount    Shares    Amount     Capital     (Deficit)   Appreciation
                                             ------    ------    ------    ------     -------      -------    ------------
                                                                                             (Thousands)
Balance, December 31, 1994                   2,791     $ 279    188,726    $ 1,887    $692,001    $(732,611)        --

  Net income                                    --        --         --         --          --       16,014         --
  Undeclared dividends on redeemable
    preferred shares                            --        --         --         --     (43,024)          --         --
   Purchase of redeemable preferred
    shares                                      --        --         --         --      40,342           --         --
   Exercise of stock options                    --        --      2,875         29         536           --         --
   Unrealized appreciation in marketable
    securities, net of taxes                    --        --         --         --          --           --    $15,821
                                             -----     -----    -------    -------    --------    ---------    -------
Balance, September 30, 1995                  2,791     $ 279    191,601    $ 1,916    $689,855    $(716,597)   $15,821
                                             =====     =====    =======    =======    ========    =========    =======



    See accompanying Notes to Quarterly Consolidated Financial Statements

                            NEW VALLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                        ----------------------------
                                                                            1995             1994
                                                                            ----             ----
                                                                                 (Thousands)
  Cash provided from (used for) operating activities:
    Net income                                                            $ 16,014         $ 48,169
    Adjustments to reconcile net income to net
      cash provided from (used for) operating activities:
      Income from discontinued operations                                   (4,315)         (72,884)
      Reversal of restructuring accruals                                    (2,044)              --
      Financial restructuring costs                                             --           25,411
      Decrease in receivable and other assets                                1,925              822
      Decrease in income taxes payable and deferred taxes                  (30,996)              --
      Increase (decrease) in accounts payable and accrued
        liabilities                                                          8,197           (9,987)
                                                                          --------         --------
  Net cash used for operating activities                                   (11,219)          (8,469)
                                                                          --------         --------

  Cash used for investing activities:
    Payment of prepetition claims                                         (571,841)              --
    Collection of contract receivable                                      300,000               --
    Decrease in restricted assets                                          325,718               --
    Sale or maturity of investment securities                               95,796
    Purchase of investment securities                                     (293,518)              --
    Purchase of long-term investments                                      (65,550)              --
    Payment for purchase of Ladenburg, net of cash acquired                (25,853)              --
                                                                          --------         --------

  Net cash used for investing activities                                  (235,248)              --
                                                                          --------         --------

  Cash used for financing activities:
    Payment of preferred dividends                                        (132,162)              --
    Purchase of Class A preferred stock                                    (47,761)              --
    Increase in short-term borrowings                                       54,945               --
    Repayment of other obligations                                          (7,561)            (643)
    Exercise of stock options                                                  565               --
                                                                          --------         --------

  Net cash used for financing activities                                  (131,974)            (643)
                                                                          --------         --------

  Expenses of financial restructuring                                           --          (25,411)
                                                                          --------         --------

  Net cash provided from discontinued operations                             7,002          126,207
                                                                          --------         --------

  Net (decrease) increase in cash and cash equivalents                    (371,439)          91,684
  Cash and cash equivalents, beginning of period                           376,170          176,366
                                                                          --------         --------

  Cash and cash equivalents, end of period                                $  4,731         $268,050
                                                                          ========         ========

  Supplemental Cash Flow Information:

   Cash payments for income taxes                                         $ 33,025         $  2,653
                                                                          ========         ========


    See accompanying Notes to Quarterly Consolidated Financial Statements

                            NEW VALLEY CORPORATION
             NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


     The consolidated financial statements include the accounts of New Valley Corporation (the "Company") and its subsidiaries. The consolidated financial statements as of September 30, 1995 presented herein have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1995 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for an entire year. Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

     These financial statements should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

1.   REORGANIZATION

     On November 15, 1991, an involuntary petition under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") was commenced against the Company in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On March 31, 1993, the Company consented to the entry of an order for relief placing it under the protection of Chapter 11 of the Bankruptcy Code.

     On November 1, 1994, the Bankruptcy Court entered an order confirming the First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). The terms of the Joint Plan provided for, among other things, the sale of Western Union Financial Services Company, Inc. ("FSI"), a wholly-owned subsidiary of the Company, and certain other Company assets related to FSI's money transfer business, payment in cash of all allowed claims, payment of postpetition interest in the amount of $178 million to certain creditors, a $50 per share cash dividend to the holders of the Company's $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Senior Preferred Shares"), a tender offer by the Company for up to 150,000 shares of the Class A Senior Preferred Shares, at a price of $80 per share, and the reinstatement of all of the Company's equity interests.

     On November 15, 1994, pursuant to the Asset Purchase Agreement, dated as of October 20, 1994, as amended (the "Purchase Agreement"), by and between the Company and First Financial Management Corporation ("FFMC"), FFMC purchased all of the common stock of FSI and other assets relating to FSI's money transfer business for $1,193 million (the "Purchase Price"). The Purchase Price consisted of $593 million in cash, $300 million representing the assumption of the Western Union Pension Plan obligation, and $300 million paid on January 13, 1995 for certain intangible assets of FSI. Pursuant to the Purchase Agreement, the Purchase Price is subject to adjustment based on the resolution of certain disputed items contained in the Pro Forma Balance Sheet prepared as of June 30, 1994. As discussed in
     Note 9, the parties have reached agreement on the adjustment to the Purchase Price. The Purchase Agreement contained various terms and conditions, including the escrow of $45 million of the Purchase Price, a put option by the Company to sell to FFMC, and a call option by FFMC to purchase, Western Union Data Services Company, Inc., a wholly-owned subsidiary of the Company engaged in the messaging service business (the

                             NEW VALLEY CORPORATION
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)




     "Messaging Services Business"), for $20 million, exercisable during the first quarter of 1996, and various services agreements between the Company and FFMC.

     On January 18, 1995, the effective date of the Joint Plan, the Company paid approximately $550 million on account of allowed prepetition claims and emerged from bankruptcy. At September 30, 1995, the Company had accrued approximately $48.0 million for unsettled prepetition claims and restructuring accruals (see Note 8).

     As a result of recent asset dispositions pursuant to the Joint Plan, the Company has accumulated a significant amount of cash and cash equivalents, and investment securities, which it may be required to reinvest in operating companies in the near future in order to avoid potentially burdensome regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having a value in excess of 40% of a company's "total assets". The Company, which is now above this threshold as a result of the dispositions of its operating businesses pursuant to the Joint Plan, is relying on the temporary exemption from registration under the Investment Company Act provided by Rule 3a-2 thereunder. The Company will attempt to be engaged, within the one-year period prescribed by Rule 3a-2, primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading securities, or in the alternative, if the Company is unable to accomplish this, it will seek to obtain an extension of such date or an exemption from the Securities and Exchange Commission ("SEC") or no-action position from the SEC staff with respect to registration under the Investment Company Act. However, no assurance can be given that the Company will be successful in becoming engaged in such business or in obtaining an extension of such one-year period, and accordingly, there may be risk that the Company will become subject to the Investment Company Act. If the Company were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management, including without limitation entering into transactions with affiliates.


2.   ACQUISITION

     On May 31, 1995, the Company consummated its acquisition of Ladenburg, Thalmann & Co. Inc. ("Ladenburg"), a registered broker-dealer and investment bank, for $25.8 million, net of cash acquired, subject to post-closing adjustments. The acquisition was treated as a purchase for financial reporting purposes and, accordingly, these consolidated financial statements include the operations of Ladenburg from the date of acquisition.

     Unaudited pro-forma data giving effect to the acquisition of Ladenburg as if it had been consummated as of January 1, 1994 is shown below. The unaudited pro-forma data does not purport to be indicative of what would have occurred had the acquisition been consummated as of such date. The unaudited pro-forma data for the nine months ended September 30, 1995 and 1994 are as follows (in thousands, except per share data):

                                                             Nine Months Ended
                                                               September 30,
                                                             -----------------
                                                             1995        1994
                                                             ----        ----
                Revenues                                     $ 64,557  $52,425
                Net income                                   $ 16,170  $51,800
                Net loss applicable to common shares         $   (144) $(7,013)
                Net income per common share                  $    ---  $  (.04)

3.   DISCONTINUED OPERATIONS

     As noted above, the Company sold FSI during the fourth quarter of 1994 and sold the Messaging Services Business effective October 1, 1995 (see Note
     9). Accordingly, the financial statements reflect the financial position and the results of operations of the discontinued operations of FSI and the Messaging Services Business separately from the continuing operations which currently principally consist of the brokerage and investment banking services of Ladenburg.

     Operating results of the discontinued operations, as shown below, include the operations of the Messaging Services Business for the three months and nine months ended September 30, 1995 and the operations of FSI and Messaging Services Business for the three months and nine months ended September 30, 1994.

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                              -------------------------------------------------
                                                 1995        1994         1995         1994
                                                 ----        ----         ----         ----
                                                                (Thousands)
             Revenues                           $11,109    $155,217      $37,771     $276,650
                                                =======    ========      =======     ========
             Operating Income                   $   260    $ 26,709      $ 4,795     $ 74,197
                                                =======    ========      =======     ========
             Income before income taxes         $   260    $ 26,709      $ 4,795     $ 74,197
             Provision for income taxes              25         638          480        1,313
                                                -------    --------      -------     --------
             Net income                         $   235    $ 26,071      $ 4,315     $ 72,884
                                                =======    ========      =======     ========

                             NEW VALLEY CORPORATION
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)



     Net assets of the discontinued business held for sale at September 30, 1995 consisted of current assets of $8.0 million, noncurrent assets of $1.2 million, and total liabilities of $5.0 million. These net assets held for sale represent the carrying value of the Messaging Services Business.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Statement of Cash Flows. The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

     Investment Securities. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires certain investments in debt and marketable equity securities be classified as either trading, available for sale, or held to maturity. Trading securities are carried at fair value, with unrealized gains and losses included in income. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity (deficit). Debt securities classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other income, except for those relating to the Company's brokerage subsidiary which are included in brokerage services revenues. The cost of securities sold is determined based on average cost.

     Restricted Assets.   At September 30, 1995, the current and noncurrent
     portions of restricted assets consist primarily of the $45 million (reduced by $20 million on October 31, 1995 as described in Note 9) held in escrow pursuant to the sale of FSI to FFMC, which have been classified based on the terms of the Purchase Agreement and the anticipated release of the escrow. At December 31, 1994, restricted assets consisted of $334.6 million held in escrow for certain debenture holders, which monies were released on January 18, 1995, in addition to the $45 million held in escrow pursuant to the Purchase Agreement. In addition, pursuant to certain provisions contained in the Joint Plan, the Company's cash and cash equivalents held at December 31, 1994 were restricted to short-term high grade marketable securities until January 18, 1995.

     Long-Term Loans and Investments. At September 30, 1995, long-term loans and investments included investments in limited partnerships of $34.2 million, corporate loans of $17.7 million, equity investments in a foreign corporation for $12.7 million and a software company for $1.0 million. These investments are carried at cost. The principle business of the limited partnerships is investing in marketable securities. The Company's investments in these limited partnerships had an estimated fair value of $38.8 million at September 30, 1995. The estimate of fair value was provided by the partnerships based on the indicated market values of the underlying investment portfolio. The Company invested $18.3 million in corporate loans which were sold on October 4, 1995 for $17.7 million. The carrying value of these loans was written down to the $17.7 million selling price as of September 30, 1995. It was not practicable to estimate the fair value of the investment in the foreign corporation without incurring excessive cost. The Company's estimate of the fair value of its long-term loans and investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in a current market exchange.

                            NEW VALLEY CORPORATION
      NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (UNAUDITED)


     Income Taxes. At December 31, 1994, the Company had $45.8 million of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this amount as a result of uncertainty as to the realization of this deferred tax asset at this time. The Company continues to evaluate the realizability of its deferred tax assets. The provision for income taxes, which represented the effect of the Alternative Minimum Tax and state income taxes, for the three and nine months ended September 30, 1995 and 1994, does not bear a customary relationship with pre-tax accounting income principally as a consequence of the reduction in the valuation allowance relating to deferred tax assets.

5.   INVESTMENT SECURITIES

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains of $17.6 million ($17.7 million of unrealized gains and $.1 million of unrealized losses) included as a separate component of stockholders' equity (deficit). Net unrealized gains on investment securities classified as available for sale increased $11.3 million during the three months ended September 30, 1995. The Company had net realized gains on sales of investment securities available for sale of $1.0 million for the nine months ended September 30, 1995.

     In August 1995, the Company received approval from the Federal Trade Commission to purchase up to 15% of the voting securities of RJR Nabisco Holdings Corp. ("RJR Nabisco"). As of September 30, 1995, the Company, through a wholly-owned subsidiary, held approximately 3.3 million shares of RJR Nabisco common stock, par value $.01 per share (the "RJR Nabisco Common Stock"), with a market value of $106.0 million (cost of $97.0 million). The Company's investment in RJR Nabisco collateralizes margin loan financing of $54.9 million at September 30, 1995. This margin loan bears interest at .25% below the broker's call rate (6.5% at September 30, 1995).

     At September 30, 1995, investment securities consisted of the following:

             Securities available for sale                 $202,589
             Securities held to maturity                      6,888
             Trading securities                              32,798
                                                           --------

             Total                                         $242,275
                                                           ========

     The details of the investment categories by type of security at September 30, 1995 are as follows:

                                                                                        Fair
                                                                      Cost             Value
                                                                  ------------------------------
                                                                           (Thousands)
            Available for Sale:
                 Marketable equity securities                        $136,002         $153,477
                 U.S. government securities                            48,490           48,595
                 Marketable debt securities (long-term)                   517              517
                                                                     --------         --------
                 Total securities available for sale                  185,009          202,589
                                                                     --------         --------
            Held to Maturity:
                 Foreign government debt                                6,888            6,888
                                                                     --------         --------
            Trading Securities:
                 Marketable equity securities                          29,642           32,798
                                                                     --------         --------
            Total Investment securities                               221,539          242,275
            Less long-term portion of investment securities               517              517
                                                                     --------         --------
            Investment securities - current portion                  $221,022         $241,758
                                                                     ========         ========

                             NEW VALLEY CORPORATION
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)



     The $.5 million long-term portion of investment securities at cost consists of marketable debt securities which mature in three years.


6.   REDEEMABLE PREFERRED SHARES

     At September 30, 1995, the Company had authorized and outstanding 2,000,000 and 1,107,566, respectively, of its Class A Senior Preferred Shares. At December 31, 1994, there were 1,501,411 Class A Senior Preferred Shares outstanding. At September 30, 1995 and December 31, 1994, respectively, the carrying value of such shares amounted to $215,599,000 and $317,798,000, including undeclared dividends of $111,221,000 and $176,701,000, or $100.42 and $117.69 per share.

     Pursuant to the Joint Plan, the Company made an $80 per share cash tender offer for a maximum of 150,000 Class A Senior Preferred Shares. This tender offer expired February 17, 1995 and resulted in a payment of $4,355,600 for 54,445 shares tendered.

     On April 6, 1995, the Company's Board of Directors (the "Board") authorized the Company to repurchase as many as 200,000 shares of its Class A Senior Preferred Shares. The Company completed the repurchase for an aggregate consideration of $18.7 million and thereafter, on June 21, 1995, the Board authorized the Company to repurchase as many as 300,000 additional shares. The Company repurchased in the open market 33,000 of such shares in July 1995 and 106,400 of such shares in September 1995.
     The repurchase of the Class A Senior Preferred Shares increased the Company's additional paid-in capital by $26.3 million for the 200,000 shares acquired and $6.7 million for the 139,400 shares acquired.

     The holders of Class A Senior Preferred Shares are currently entitled to receive a quarterly dividend, as declared by the Board, payable at the rate of $19.00 per annum. The Class A Senior Preferred Shares are mandatorily redeemable on January 1, 2003 at $100 per share plus accrued dividends. The Class A Senior Preferred Shares were recorded at their market value ($80 per share) at December 30, 1987, the date of issuance. The discount from the liquidation value is accreted, utilizing the interest method, as a charge to additional paid-in capital and an increase to the recorded value of the Class A Senior Preferred Shares, through the redemption date. As of September 30, 1995, the unamortized discount on the Class A Senior Preferred Shares was $6.4 million.

     Pursuant to the Joint Plan, the Company declared a cash dividend in December 1994 on the Class A Senior Preferred Shares of $50 per share which was paid in January 1995. The Company declared and paid cash dividends on the Class A Senior Preferred Shares of $12.50 per share in July 1995 and $37.50 per share in September 1995. Undeclared dividends are accrued quarterly and such accrued and unpaid dividends shall accrue additional dividends in respect thereof compounded monthly at the rate of $19% per annum, both of which accruals are included in the carrying amount of redeemable preferred shares, offset by a charge to additional paid-in capital.

                             NEW VALLEY CORPORATION
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)



7.   PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

     The holders of the $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Preferred Shares"), 12,000,000 shares authorized and 2,790,776 shares outstanding as of September 30, 1995 and December 31, 1994, are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum.

     No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988. The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $90.3 million and $76.7 million at September 30, 1995 and December 31, 1994, respectively. These undeclared dividends represent $32.34 and $27.46 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.


8.   PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

     Those liabilities that are expected to be resolved as part of the Joint Plan are classified in the Consolidated Balance Sheets as prepetition claims. On January 18, 1995, approximately $550 million of prepetition claims were paid pursuant to the Joint Plan. Another $22 million of prepetition claims have been settled and paid since January 18, 1995. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

                                                             September 30,          December 31,
                                                                1995                   1994
                                                             ----------------------------------
                                                                        (Thousands)
            Debentures and notes(a)                           $    --                $304,172
            Accrued interest - prepetition(a)                      --                  44,512
            Accrued interest - postpetition(b)                  3,634                 178,000
            Restructuring accruals(c)                          32,688                  74,166
            Payable to connecting carriers                      4,076                   7,648
            Money transfer payable(d)                           7,444                   8,645
            Other, miscellaneous                                  150                   2,690
                                                              -------                --------
                 Total                                        $47,992                $619,833
                                                              =======                ========

     (a) The Company's debentures and notes, and accrued interest thereon, listed above were paid in full on January 18, 1995.

     (b) Prior to the Joint Plan being confirmed on November 1, 1994, no interest expense was accrued on prepetition claims since December 31, 1992. The terms of the Joint Plan provided for the payment of postpetition interest in the amount of $178 million.

                             NEW VALLEY CORPORATION
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


     (c) Restructuring accruals at September 30, 1995 consisted of $15.6 million of disputed claims, primarily related to leases and $17.1 million of other restructuring accruals.

     (d) Represents unclaimed money transfers issued by the Company prior to January 1, 1990. The Company is currently in litigation in Bankruptcy Court seeking a determination that these monies are an asset of the Company. There can be no assurance as to the outcome of the litigation.


9.       SUBSEQUENT EVENTS

         On October 17, 1995, the Company entered into an agreement, as amended (the "Agreement"), with High River Limited Partnership ("High River"), an entity owned by Carl C. Icahn. Pursuant to the Agreement, the Company sold approximately 1.6 million shares of RJR Nabisco Common Stock to High River for an aggregate purchase price of $51 million and the parties agreed that the Company and High River would each invest up to approximately $250 million in shares of RJR Nabisco Common Stock, subject to certain conditions and limitations. Any party to the Agreement may terminate it at any time, although under certain circumstances, the terminating party will be required to pay a fee of $50 million to the nonterminating party. The Agreement also provides for the parties to pay certain other fees to each other under certain circumstances, including a fee to High River equal to 20% of the Company's profit on its RJR Nabisco Common Stock, after certain expenses as defined in the Agreement. As of November 1, 1995, the Company held approximately 4.9 million shares of RJR Nabisco Common Stock. The Company's cost for such shares and the amount of related margin loan financing were approximately $148.9 million and approximately $74.2 million, respectively, at November 1, 1995. The Company's investment in RJR Nabisco decreased from a $9.5 million unrealized gain at September 30, 1995 to a $.9 million unrealized loss at November 1, 1995.

         On October 31, 1995, the Company finalized the adjustment to the Purchase Price with FFMC. The Company paid to FFMC $11.0 million (and received a waiver of its obligation to pay $1.8 million of fees under certain of the services agreements) to settle certain disputed items contained in the Pro Forma Balance Sheet dated as of June 30, 1994.
         As a result of agreement on adjustments to the Purchase Price, $20 million of the $45 million held in escrow pursuant to the Purchase Agreement was released from escrow. The $11.0 adjustment to the Purchase Price was fully accrued as of September 30, 1995.

         Also on October 31, 1995, the Company completed the sale of substantially all of the assets (exclusive of certain contracts), and conveyed substantially all of the liabilities of the Messaging Services Business to FFMC for $20.0 million in cash. The sale of the Messaging Services Business was effective as of October 1, 1995, and the Company estimates that it will recognize a pre-tax gain on the sale of such business of approximately $13 million during the fourth quarter of 1995.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  INTRODUCTION

  On November 1, 1994, the Bankruptcy Court confirmed the Joint Plan and, thereafter, on January 18, 1995, the Company emerged from bankruptcy. The Joint Plan provided for, among other things, the sale of the Company's money transfer business, the payment of all allowed claims, a $50 per share cash dividend to holders of Class A Senior Preferred Shares and a tender offer by the Company for up to 150,000 Class A Senior Preferred Shares at a purchase price of $80 per share.

  Pursuant to the Joint Plan, the Company sold its interest in the money
  transfer business during the fourth quarter of 1994 to FFMC.   In addition,
  the Company received an option to sell to FFMC, and FFMC received an option to purchase, the Messaging Services Business for $20 million in cash, exercisable during the first quarter of 1996 (the "Put-Call Option"). As a result of the sale of the money transfer business and the option to sell the Messaging Services Business, the Company's results of operations were
  reclassified to reflect these operations as  discontinued.   These
  discontinued operations generated virtually all of the previously reported revenues of the Company.

  On May 31, 1995, the Company consummated its acquisition of all of the outstanding shares of Ladenburg for $25.8 million, net of cash acquired, subject to post-closing adjustments. The acquisition was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of Ladenburg subsequent to May 31, 1995 are included in the operations of the Company.

  RESULTS OF OPERATIONS

  THIRD QUARTER AND FIRST NINE MONTHS: 1995 COMPARED WITH 1994

  Continuing Operations. For the third quarter of 1995, the Company's continuing operations consisted of revenues and expenses from brokerage services through the Ladenburg subsidiary, interest and other income, general and administrative expenses, and income taxes. For the third quarter of 1994, the Company's continuing operations consisted of only interest and other income, general and administrative expenses, reorganization items and income taxes.

  Interest income was $3.9 million and $14.5 million for the third quarter and the first nine months of 1995, respectively, as compared to $.7 million and $1.4 million for the third quarter and the first nine months of 1994. The increase in interest income in 1995 resulted from the interest earned on the cash received from the sale of the money transfer business in November 1994 and January 1995. Other income was $.3 million and $2.0 million for the third quarter and the first nine months of 1995, respectively, due primarily to $.7 million in royalty fees received from FFMC pursuant to the Purchase Agreement during the first quarter of 1995 and net realized gains on the sale of investments of $1.0 million during the first nine months of 1995.

  General and administrative expenses were $2.8 million and $7.8 million during the third quarter and first nine months of 1995. General and administrative expense for the first nine months of 1995 consist primarily of compensation costs of $3.2 million and investment related expenses of $1.9 million. For the first nine months of 1995, the Company incurred $.4 million of expenses which includes office rent and legal services under a cost sharing agreement with an affiliate.

  Reorganization items consisted of a $2.0 million reversal of restructuring accruals during the first nine months of 1995 as compared to a $25.4 million accrual for financial restructuring costs during the same period of 1994. The reversal of restructuring accruals in 1995 resulted from the Company settling certain claims at amounts below the accrued claim liability.

  Income tax expense for the third quarter and the first nine months of 1995 was $.3 million and $1.3 million, respectively, or approximately 10% of the income before income taxes and discontinued operations. This effective tax rate represented the alternative minimum tax rate of 2% for federal tax purposes and an 8% state income tax rate. No income tax benefit was recorded during the first nine months of 1994 due to the uncertainty about the realizability of the Company's net operating loss carryforwards.

  Discontinued Operations. Income from discontinued operations decreased from $72.9 million during the first nine months of 1994 to $4.3 million during the first nine months of 1995 as a result of the sale of the money transfer business in the fourth quarter of 1994. Income from discontinued operations during the first nine months of 1995 represented the operations of the Messaging Services Business. Revenues of the Messaging Services Business decreased from $12.5 million during the third quarter of 1994 to $11.1 million during the third quarter of 1995 primarily as a result of the overall decline in the messaging services business. The Messaging Services Business was sold effective October 1, 1995.


  LIQUIDITY AND CAPITAL RESOURCES

  During the first nine months of 1995, the Company paid $571.8 million in allowed prepetition claims, purchased investments of $263.3 million, acquired Ladenburg for a net cash payment of $25.9 million, and paid dividends of $132.2 million on the Class A Senior Preferred Shares from the $893 million received from the sale of the money transfer business and other cash held at December 31, 1994.

  The Company's working capital decreased from $284.9 million at December 31, 1994 to $115.6 million at September 30, 1995 primarily as a result of the Company's acquisition of $65.6 million of long-term investments and the payment of preferred dividends of $132.2 million. During the fourth quarter of 1995, the Company intends to liquidate much of its $34.2 million investment in limited partnerships and in October 1995 the Company sold its investment in corporate loans for $17.7 million.
  The Company anticipates making further investments in Ladenburg and is actively seeking opportunities in the business of owning and operating real estate. The Company did not have any material commitments for capital expenditures at September 30, 1995.

  On April 6, 1995, the Company's Board of Directors authorized the
  Company to repurchase as many as 200,000 shares of its Class A Senior Preferred Shares. The Company completed the repurchase for an aggregate consideration of $18.7 million and thereafter, on June 21, 1995, the Board authorized the Company to repurchase as many as 300,000 additional shares. The Company repurchased in the open market 33,000 of such shares in July 1995 and 106,400 of such shares in September 1995.

  As a result of recent asset dispositions pursuant to the Joint Plan, the Company has accumulated a significant amount of cash and cash equivalents, and investment securities, which it may be required to reinvest in operating companies in the near future in order to avoid potentially burdensome regulation under the Investment Company Act of 1940, as amended ("the Investment Company Act"). The Investment Company Act and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire investment securities having a value in excess of 40% of a company's "total assets". The Company, which is now above this threshold as a result of the dispositions of its operating businesses pursuant to the Joint Plan, is relying on the temporary exemption from registration under the Investment Company Act provided by Rule 3a-2 thereunder. The Company will attempt to be engaged, within the one-year period prescribed by Rule 3a-2, primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading securities, or in the alternative, if the Company is unable to accomplish this, it will seek to obtain an extension of such date or an exemption from the Securities and Exchange Commission ("SEC") or no-action position from the SEC staff with respect to registration under the Investment Company Act. However, no assurance can be given that the Company will be successful in becoming engaged in such business or in obtaining an extension of such one-year period, and accordingly, there may be risk that the Company will become subject to the Investment Company Act. If the Company were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management, including without limitation entering into transactions with affiliates.

  On October 17, 1995, the Company entered into an agreement, as amended
  (the "Agreement"), with High River Limited Partnership ("High River"), an entity owned by Carl C. Icahn. Pursuant to the Agreement, the Company sold approximately 1.6 million shares of RJR Nabisco Common Stock to High River for an aggregate purchase price of $51 million and the parties agreed that the Company and High River would each invest up to approximately $250 million in shares of RJR Nabisco Common Stock, subject to certain conditions and limitations. Any party to the Agreement may terminate it at any time, although under certain circumstances, the terminating party will be required to pay a fee of $50 million to the nonterminating party. The Agreement also provides for the parties to pay certain other fees to each other under certain circumstances, including a fee to High River equal to 20% of the Company's profit on its RJR Nabisco Common Stock, after certain expenses as defined in the Agreement. As of November 1, 1995, the Company held approximately 4.9 million shares of RJR Nabisco Common Stock. The Company's cost for such shares and the amount of related margin loan financing were approximately $148.9 million and approximately $74.2 million, respectively, at November 1, 1995.

  On October 31, 1995, the Company consummated the sale of the Messaging Services Business to FFMC for $20 million in cash, prior to the exercise of the Put-Call Option. The parties agreed to consummate the sale early in connection with their definitive resolution of certain post-closing adjustments to the Purchase Price, as prescribed by the Purchase Agreement.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is subject to pending claims which have arisen in the ordinary course of its business. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits in the aggregate would not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

         See Note 8 to the "Notes to the Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 3.  Defaults Upon Senior Securities

         See Notes 6 and 7 to the "Notes to the Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 5.  Other Information

         As previously announced in the Company's Press Release dated September 27, 1995, the Nasdaq Hearing Review Committee affirmed the Nasdaq Listing Qualifications Committee's denial of the Company's application to list its equity securities (the Common Stock, Class A Senior Preferred Shares and Class B Preferred Shares) on the NASDAQ National Market because of the Company's inability to satisfy certain minimum listing standards.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               Number                        Exhibit Title
               ------                        -------------

               10(a) Expense Sharing Agreement made and entered into as of January 18, 1995, by and between Brooke Group Ltd. and the Company.

               10(b) Asset Purchase Agreement dated as of September 30, 1995 among New Valley Corporation, Western Union Data Services Company Inc. and First Financial Management Corporation.


               10(c) Employment Agreement dated as of October 1, 1995, by and between the Company and Richard J. Lampen.

               10(d) Agreement among the Company, ALKI Corp. and High River Limited Partnership, dated October 17, 1995.

               10(e) Letter Amendment, dated October 17, 1995, to the Agreement among the Company, ALKI Corp. and High River Limited Partnership, dated October 17, 1995.

               10(f) Letter Amendment, dated November 5, 1995, to the Agreement among the Company, ALKI Corp. and High River Limited Partnership, dated October 17, 1995.

               27            Financial Data Schedule (for SEC use only).


         (b) Reports on Form 8-K

         No current reports on Form 8-K were filed during the third quarter of 1995.

                                  SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            NEW VALLEY CORPORATION
                                            (Registrant)



Date: November 14, 1995                     By:   /S/Gerald E. Sauter
     -----------------------                   ----------------------------
                                               Gerald E. Sauter
                                               Vice President, Treasurer
                                               and Chief Financial Officer
                                               (Duly Authorized Officer and
                                                 Chief Accounting Officer)