Form 10-K405
period 1995-12-31
NEW VALLEY CORP
filed 1996-04-16
CIK 106374

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                          Commission file number 1-2493

                             NEW VALLEY CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                                              13-5482050
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

100 S.E. Second Street, Miami, Florida                            33131
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (305) 579-8000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

        $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares
                    ($100 Liquidation Value), $.01 par value

 $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value),
                                 $.10 par value

                          Common Shares, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                   Yes X  No
                                                                      ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 1996 was $131,205,846 (based on the shares of voting stock of the registrant outstanding at March 29, 1996 and the last reported sales price on such date for each class of voting stock of the registrant, which includes the Class A Senior Preferred Shares, Class B Preferred Shares and Common Shares). Directors and officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purposes.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                   Yes X  No
                                                                      ---    ---

         At March 29, 1996, there were 191,552,476 Common Shares outstanding.

         Documents Incorporated by Reference:

         Part III (Items 10,11, 12 and 13) from the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this report.

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
                                     PART I

Item 1.  Business .........................................................    1
Item 2.  Properties .......................................................   13
Item 3.  Legal Proceedings ................................................   14
Item 4.  Submission of Matters to a Vote of Security-Holders; Executive
         Officers of the Registrant .......................................   14

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder

         Matters ..........................................................   17
Item 6.  Selected Financial Data ..........................................   18
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................   19
Item 8.  Financial Statements and Supplementary Data ......................   29
Item 9.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure .............................................   29

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............   30
Item 11. Executive Compensation ...........................................   30
Item 12. Security Ownership of Certain Beneficial Owners and
         Management .......................................................   30
Item 13. Certain Relationships and Related Transactions ...................   30


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K ..............................................................   31

SIGNATURES ................................................................   38

                                     PART I

ITEM 1.   BUSINESS

GENERAL

          New Valley Corporation (the "Company") was organized under the laws of the State of New York in 1851. The principal executive office of the Company is located at 100 S.E. Second Street, Miami, Florida 33131, and the telephone number is (305) 579-8000.

          On January 18, 1995, the Company emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under its First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). The Joint Plan was confirmed by the United States Bankruptcy Court for the District of New Jersey, Newark Division on November 1, 1994, and pursuant thereto, the Company effected certain related asset dispositions. For further information with respect to the Company's bankruptcy reorganization proceedings and asset dispositions, see "Bankruptcy Reorganization" and "Recent Dispositions", respectively, below.

          The Company is engaged, through its ownership of Ladenburg, Thalmann & Co. Inc. ("Ladenburg"), in the investment banking and brokerage business, through its New Valley Realty division, in the ownership and management of commercial real estate, and in the acquisition of operating companies.

          The Company's Board of Directors has unanimously approved a proposal to change the Company's jurisdiction of incorporation from the State of New York to the State of Delaware (the "Redomestication") pursuant to a merger between the Company and a newly formed wholly-owned subsidiary of the Company (the "Merger"), which would also provide for a "reverse stock split" of the Company's common shares, par value $.01 per share (the "Common Shares"), that would reduce the number of such shares outstanding on a one-for-twenty basis (the "Reverse Stock Split"). For further information concerning the Redomestication, see Item 5, "Market for Registrant's Common Equity and Related Shareholder Matters" and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - The Redomestication Proposal", below. The Redomestication is subject to the approval of the Company's shareholders at the Company's Annual Meeting of Shareholders in June 1996 in accordance with the New York Business Corporation Law (the "NYBCL").

RECENT DISPOSITIONS

          Pursuant to the Joint Plan, (i) on November 15, 1994 the Company sold the assets and operations with which it provided domestic and international money transfer services, bill payment services, telephone cards, money orders and bank card services (collectively, the

"Money Transfer Business"), including the capital stock of its subsidiary, Western Union Financial Services, Inc. ("FSI") and certain related assets, to First Financial Management Corporation ("FFMC") and (ii) on January 13, 1995, it sold to FFMC all of the trademarks and tradenames used in the Money Transfer Business and constituting the Western Union name and trademark (the "Seller's Marks"), for an aggregate purchase price of approximately $1,193 million, including $893 million in cash and $300 million representing the assumption by FFMC of substantially all of the Company's obligations under the Western Union Pension Plan (the "Pension Plan"). For financial accounting purposes, the Company recognized a gain on this sale of approximately $1,056 million in 1994. For further information with respect to this sale, see "Sale of FSI to FFMC", below.

          Through October 1, 1995, the Company was engaged in the messaging services business (including the Mailgram(R), Telegram, Priority Letter(SM), Hotline(SM), Automated Voice Telegram(SM), Commercial Teleservices, Customer Letter(SM), Cablegram, Opiniongram(SM), and Datagram(R) messaging business (the "Messaging Services Business")) through its wholly owned subsidiary, Western Union Data Services Company, Inc. ("DSI"). On October 31, 1995, the Company completed the sale of substantially all of the assets (exclusive of certain contracts) and conveyance of substantially all of the liabilities of DSI to FFMC for $20 million in cash, subject to certain adjustments. This transaction was effective as of October 1, 1995. For financial accounting purposes, the Company recognized a gain on this sale of approximately $13 million during the fourth quarter of 1995. For further information with respect to this sale, see "Sale of DSI to FFMC", below.

          As a result of the foregoing dispositions of the Money Transfer Business and the Messaging Services Business to FFMC, such operations have been treated as discontinued operations in the accompanying Consolidated Financial Statements.

LADENBURG, THALMANN & CO. INC.

          On May 31, 1995, the Company acquired all of the outstanding shares of common stock and other equity interests of Ladenburg for $25.8 million, net of cash acquired, subject to adjustment. Ladenburg is a full service broker-dealer which has been a member of the New York Stock Exchange ("NYSE") since 1876. Its specialties include investment banking, trading, research, market making, client services, institutional sales and asset management.

          Ladenburg's investment banking area maintains relationships with businesses and provides them with research, advisory and investor relations support. Services include merger and acquisition consulting, management of and participation in underwriting of equity and debt financing, private debt and equity financing, and rendering appraisals, financial evaluations and fairness opinions. Ladenburg's listed securities and over-the-counter trading areas include trading a variety of financial instruments in both national and international markets. Ladenburg's client services and institutional sales departments serve over 20,000 accounts worldwide and its asset management area provides investment management and financial planning services to individuals and institutions.

          Ladenburg is a wholly-owned subsidiary of Ladenburg, Thalmann Group Inc. ("Ladenburg Group"), which has other subsidiaries specializing in merchant banking, venture capital and investment banking activities on an international level. Since the Company's acquisition of Ladenburg through March 29, 1996, the Company has contributed approximately $34 million to the capital of Ladenburg Group.

NEW VALLEY REALTY DIVISION

          On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers"), respectively, for an aggregate purchase price of $183.9 million, consisting of $23.9 million in cash and $160 million in non-recourse mortgage financing. The Office Buildings and Shopping Centers are being operated through the Company's recently established division, New Valley Realty.

          The Office Buildings consist of two adjacent commercial office buildings in Troy, Michigan and two adjacent commercial office buildings in Bernards Township, New Jersey. The Company acquired the Office Buildings in Michigan from Bellemead of Michigan, Inc. ("Bellemead Michigan") and the Office Buildings in New Jersey from Jared Associates, L.P. (each, a "Seller"), for an aggregate purchase price of $111.4 million. Each Seller is an affiliate of Bellemead Development Corporation, which is indirectly wholly owned by The Chubb Corporation. The purchase price was paid for the Office Buildings as follows:
(i) $23.5 million for the 700 Tower Drive property, located in Troy, Michigan;
(ii) $28.1 million for the 800 Tower Drive property, located in Troy, Michigan;
(iii) $48.3 million for the Westgate I property, located in Bernards Township, New Jersey; and (iv) $11.4 million for the Westgate II property, located in Bernards Township, New Jersey. The two Michigan buildings were constructed in 1987 and the two New Jersey buildings were constructed in 1991. The gross square footage of the Office Buildings ranges from approximately 50,300 square feet to approximately 244,000 square feet.

          The Company acquired a fee simple interest in each Office Building (subject to certain rights of existing tenants), together with a fee simple interest in the land underlying three of the Office Buildings and a 98-year ground lease (the "Ground Lease") underlying one of the Office Buildings. Under the Ground Lease, Bellemead Michigan, as lessor, is entitled to receive rental payments of a fixed monthly amount and a specified portion of the income received from the 700 Tower Drive property. Space in the Office Buildings is leased to commercial tenants and, as of the closing date, the Office Buildings were fully occupied.

          Concurrently with the acquisition of the Office Buildings, the Company engaged a property-management affiliate of Sellers that had previously managed the Office Buildings to act as the managing agent and leasing agent for the Office Buildings. The agreement has a fifteen-year term, but may be terminated by either party on 60 days' notice without cause or economic penalty.

          On January 11, 1996, the Company acquired the Shopping Centers from various limited partnerships (AP Century I., L.P., AP Century II, L.P., AP Century III, L.P., AP Century IV, L.P., AP Century V, L.P., AP Century VI, L.P., AP Century VIII, L.P., and AP Century IX, L.P.) (each, a "Partnership") for an aggregate purchase price of $72.5 million. Each Partnership is an affiliate of Apollo Real Estate Investment Fund, L.P. ("Apollo"). The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia. The Company acquired a fee simple interest in each Shopping Center and the underlying land for each property. Space in the Shopping Center is leased to a variety of commercial tenants and, as of March 31, 1996, the aggregate occupancy of the Shopping Centers was approximately 93%. The Shopping Centers were constructed at various times during the period 1963-1988. The gross square footage of the Shopping Centers ranges from approximately 108,500 square feet to approximately 222,500 square feet.

          The purchase price was paid for the Shopping Centers as follows: (i) $3.9 million for the Marathon Shopping Center property, located in Marathon, Florida; (ii) $9.8 million for the Village Royale Plaza Shopping Center property, located in Royal Palm Beach, Florida; (iii) $6.0 million for the University Place property, located in Lincoln, Nebraska; (iv) $9.6 million for the Coronado Shopping Center property, located in Santa Fe, New Mexico; (v) $7.3 million for the Holly Farm Shopping Center property, located in Milwaukee, Oregon; (vi) $10.6 million for the Washington Plaza property, located in Richland, Washington; (vii) $12.4 million for the Marysville Towne Center property, located in Marysville, Washington; and (viii) $12.9 million for the Kanawha Mall property, located in Charleston, West Virginia (the properties described in clauses (i), (ii), (v), (vii) and (viii) are subject to an underlying mortgage in favor of a single lender and are referred to collectively as the "Properties").

          Concurrently with the acquisition of the Shopping Centers, the Company engaged a property-management firm, whose principals were the former minority partners in the Partnerships, that had previously managed the Shopping Centers to act as the managing agent and leasing agent for the Shopping Centers. The engagement agreement has a one-year term, and may be terminated by either party at any time after December 31, 1996 on 60 days' notice without cause or economic penalty.

          The acquisition of the Office Buildings was effected pursuant to a purchase agreement dated January 10, 1996. The acquisition of the Shopping Centers was effected pursuant to a purchase agreement dated January 11, 1996. As of March 21, 1996, an affiliate of Apollo and the Partnerships was a holder of debt securities of BGLS Inc. ("BGLS"), a Delaware corporation and a wholly-owned subsidiary of Brooke Group Ltd. ("Brooke"), a Delaware corporation. BGLS directly and indirectly holds Common Shares and Preferred Shares (as defined below) of the Company representing in the aggregate approximately 42% of the voting power of the Company. See "Significant Shareholders" and the information incorporated by reference under Item 12, "Security Ownership of Certain Beneficial Owners and Management". The foregoing description of these acquisitions is qualified in its entirety by reference to the purchase agreements, copies of which are incorporated by reference as exhibits to this report.

          For further information with respect to this acquisition, see Note 21 (Subsequent Events) to the Consolidated Financial Statements.

OTHER ACQUISITIONS AND INVESTMENTS

          Thinking Machines Corporation. On January 11, 1996, Ladenburg, Thalmann Capital Corp. ("Ladenburg Capital"), the merchant banking subsidiary of Ladenburg Group, in connection with the First Amended Joint Plan of Reorganization (the "Plan") of Thinking Machines Corporation ("Thinking Machines"), a developer and marketer of parallel software for high-end and networked computer systems, made a $10.6 million convertible bridge loan
(the "Loan") to TMCA Acquisition Corp. ("TMCA"), an entity formed to invest the Loan proceeds (net of certain expenses) in Thinking Machines.

          On February 8, 1996, the date of confirmation of the Plan, Thinking Machines emerged from bankruptcy and in connection therewith, TMCA pursuant to the Plan, merged into Thinking Machines thereby converting the Loan into a controlling interest in a certain partnership which holds approximately 61% of the outstanding common stock of Thinking Machines. Thinking Machines will use the Loan proceeds to help fund its advanced product development and marketing. For further information concerning this transaction, see Note 21 (Subsequent Events) to the Consolidated Financial Statements.

          RJR Nabisco Holdings Corp. In August 1995, the Company filed a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the acquisition of up to 15% of the voting securities of RJR Nabisco Holdings Corp. ("RJR Holdings") in the open market. On August 29, 1995, the waiting period under such notification expired. As of March 29, 1996, the Company held approximately 5.2 million shares of RJR Holdings common stock, representing approximately 1.9% of RJR Holdings common stock outstanding. As of March 29, 1996, the Company's cost for such shares and the amount of related margin loan financing were approximately $158 million and approximately $83.5 million, respectively.

          For additional information concerning the Company's investment and involvement in certain matters relating to RJR Holdings, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Certain Matters Relating to RJR Holdings".

          Miscellaneous Investments. On February 1, 1995, the Company acquired, for $12.7 million, a 28.2% equity interest in a holding company that owned a 16.5% voting interest in Empresa Brasileira de Aeronautica, S.A., a Brazilian airplane manufacturer.

          In addition, as of December 31, 1995, the Company had, among others, investments in limited partnerships of $18.7 million and an equity investment in a software company of $1.0 million. The principal business of such partnerships is investing in a variety of securities. The Company is in the process of liquidating its interest in certain of the limited partnerships. During the fourth quarter of 1995, the Company recognized an impairment loss on certain of its investments. For further information concerning these and other investments, see Note 6 (Long-Term Investments) to the Consolidated Financial Statements.

          The Company may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means. There can be no assurance that the Company will be successful in targeting or consummating any such acquisitions.

DISCONTINUED OPERATIONS

          Money Transfer Services. Prior to the sale of the Company's Money Transfer Business, including FSI, to FFMC in November 1994 and January 1995, the Company's core business was that of providing domestic and international money transfer services, bill payment services, telephone cards, money orders and bank car services. As a result of this sale, the Company terminated its activities in the Money Transfer Business.

          Messaging Services. Prior to the sale of its Messaging Services Business to FFMC in October 1995, the Company conducted the Messaging Services Business through its DSI subsidiary. As a result of such sale, the Company terminated substantially all of its activities in the Messaging Services Business.

REGULATION

          In connection with the interstate and foreign telegram service and consumer-originated Mailgram(R) services retained by DSI in connection with the sale of DSI assets to FFMC (see "Sale of DSI to FFMC", below), DSI is subject to the jurisdiction of the Federal Communications Commission (the "FCC").

          The Investment Company Act of 1940, as amended (the "Investment Company Act"), and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having a "value" in excess of 40% of a company's "total assets" (exclusive of Government securities and cash items) on an unconsolidated basis. Following dispositions of its then operating businesses pursuant to the Joint Plan, the Company was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2 thereunder, which exemption expired on January 18, 1996. Prior to such date, through the Company's acquisition of the investment banking and brokerage business of Ladenburg and its acquisition of the Office Buildings and Shopping Centers (see "Ladenburg, Thalmann & Co. Inc." and "New Valley Realty Division", above), the Company was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities, and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, the Company is required to determine the value of its total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. However, no assurance can be given that the Company will continue to operate below the 40% threshold, and accordingly, there may be risk that the Company will become subject to the Investment Company Act. If the Company were required to register under the Investment Company Act, it would be subject to a number of material restrictions on its operations, capital structure and management, including without limitation its ability to enter into transactions with affiliates.

SALE OF FSI TO FFMC

          On November 15, 1994, FFMC purchased all of the issued and outstanding shares of common stock of FSI (the "FSI Shares") and certain assets (the "Related Assets") of the Company and its affiliates (other than the Seller's Marks) relating to the Money Transfer Business, for $593.2 million in cash and $300 million representing the assumption by FFMC of the Company's obligations under the Pension Plan. In addition, FFMC assumed certain liabilities associated with the Company's collective bargaining agreements and the Related Assets. Of the $593.2 million cash consideration paid on November 15, 1994, $45 million was placed in escrow as security for the performance by the Company of its obligations under the Purchase Agreement, dated as of October 20, 1994, between the Company and FFMC (as amended, the "Purchase Agreement"). The purchase price thereunder (the "Purchase Price") was subject to certain post-closing adjustments as provided in the Purchase Agreement, all of which adjustments were finally settled in connection with the sale of DSI to FFMC in October 1995. See "Sale of DSI to FFMC", below.

          On November 15, 1994, the Company contributed to DSI all of the assets and properties used in the Messaging Services Business of the Company, and FSI transferred to the Company certain assets not included among the Related Assets sold to FFMC. In addition, FSI paid a cash dividend of $117,895,434 to the Company. On January 13, 1995, pursuant to the Purchase Agreement, the Company sold the Seller's Marks to FFMC for $300 million in cash. The Purchase
Agreement prohibits the Company from competing with FSI's Money Transfer Business for five years. In addition, on January 13, 1995, FFMC paid to the Company a license or royalty fee of $3.733 million for the use of the Seller's Marks between November 15, 1994 and January 13, 1995.

          The aggregate purchase price paid by FFMC for the FSI Shares and the Related Assets (including the Seller's Marks) was approximately $893 million in cash plus the assumption of pension liabilities in the amount of $300 million. The Company recognized a gain of approximately $1,056 million in 1994 for financial reporting purposes as a result of this sale. Completion of the sale of the Money Transfer Business was part of the implementation of the Joint Plan, as described under "Bankruptcy Reorganization", below.

          Following the sale of the FSI Shares and the Related Assets to FFMC, the Company retained the Messaging Services Business (through its ownership of all of the outstanding capital stock of DSI) and approximately $382 million of cash and cash equivalents, computed on a pro forma basis at December 31, 1994 after giving effect to the estimated liabilities under the Joint Plan as of such date. The Messaging Services Business has subsequently been sold by the Company. See "Sale of DSI to FFMC", below.

          At December 31, 1995, after giving effect to the utilization of net operating losses necessary to offset the taxable gain on the sale of FSI and the Seller's Marks to FFMC, the Company estimates that it had approximately $180 million of net operating losses available to offset future operating income, subject to certain limitations, as discussed in Note 9 to the Consolidated Financial Statements.

          In connection with the sale of the Money Transfer Business and the Seller's Marks, the Company, FSI, DSI and FFMC entered into various agreements relating to, among other things, the operation of the Messaging Services Business. Pursuant to a Release and Termination Agreement dated as of September 30, 1995 (the "Release and Termination Agreement"), certain of these agreements, and all payments to be made thereunder, were terminated as of October 1, 1995 in connection with the sale of DSI to FFMC. See "Sale of DSI to FFMC", below. The Pension and Retiree Benefits Administration Services Agreement (pursuant to which FFMC administers the Company's retiree healthcare and other benefits and performs pension services on behalf of retirees), and Consulting Services Agreement (pursuant to which the Company has access to its former senior management and employees who accepted employment with FSI for consulting services) were not terminated and remain in effect in accordance with their terms.

          In addition, pursuant to the Release and Termination Agreement, the Company and FFMC agreed to the release of $20 million of the $45 million in funds held in escrow pursuant to the Purchase Agreement, as follows: (i)
$6 million was released to the Company; (ii) $13.5 million was released to FFMC; and (iii) $500,000 was released to FSI on behalf of FFMC. This release of escrow funds constituted payment and settlement in full of any and all claims with respect to adjustments to the Purchase Price (including all claims with respect to the Pro Forma Balance Sheet previously delivered by the Company to FSI under the Purchase Agreement) and with respect to the payment of certain of FFMC's expenses incurred in connection with the bankruptcy court auction of the Money Transfer Business and related assets. See "Sale of DSI to FFMC", below.

SALE OF DSI TO FFMC

          Pursuant to an Asset Purchase Agreement dated as of September 30, 1995 (the "Asset Purchase Agreement"), on October 31, 1995, the Company completed the sale of substantially all of the assets (exclusive of certain contracts) and conveyance of substantially all of the liabilities of DSI to FFMC for $20 million cash, subject to certain adjustments. After adjustment for the decrease in DSI's net assets from November 1, 1994 to September 30, 1995 of $2.46 million, the cash purchase price received by the Company at closing was $17.54 million. The transactions under the Asset Purchase Agreement became effective as of October 1, 1995. The Trademark License Agreement entered into in connection with the Purchase Agreement had contained an option (the "Option") pursuant to which the Company granted to FFMC the right to purchase, and FFMC granted to the Company the right to cause the Company to purchase, the capital stock of DSI for $20 million, during the period January 1, 1996 through March 31, 1996. The Asset Purchase Agreement in effect accelerated the transactions contemplated by the Option. In connection with the DSI asset sale, the Company and FFMC agreed to a release of $20 million of escrow funds constituting a final adjustment to the Purchase Price and a final settlement of all expenses incurred by

FFMC pursuant to the bankruptcy court-approved Solicitation Procedures (as defined below).

BANKRUPTCY REORGANIZATION

          On November 15, 1991, an involuntary petition under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") was commenced against the Company in the United States Bankruptcy Court for the District of New Jersey, Newark Division (the "Bankruptcy Court"). On March 31, 1993, the Company consented to the entry of an order for relief under the Bankruptcy Code.

          In the Chapter 11 proceedings, the Company solicited offers for the purchase of FSI or other assets of the Company or for investments in the Company, and in connection therewith the Bankruptcy Court conducted a hearing on June 24, 1994 during which certain procedures (the "Solicitation Procedures") designed to obtain the highest and best price for the FSI Shares and the Related Assets (collectively, the "Sale Assets") were developed by the parties and approved by the Bankruptcy Court. On September 23, 1994, the Bankruptcy Court determined that FFMC's bid of $1,193 million (without assumption of the liabilities of the Pension Plan), was the "Highest and Best Offer for the Sale Assets" (as defined in the Solicitation Procedures), and, following negotiations with FFMC, the Purchase Agreement was executed on October 20, 1994. In addition, pursuant to the terms of a Settlement Agreement dated October 19, 1994, the Pension Benefit Guaranty Corporation (the "PBGC") filed with the Bankruptcy Court a notice of dismissal of the proceedings which they initiated for an order involuntarily terminating the Pension Plan.

          On November 1, 1994, the Bankruptcy Court entered an order confirming the Joint Plan. In addition to providing for the sale of assets to FFMC, the Joint Plan provided for, among other things, (i) the satisfaction of allowed claims in full, in cash, including settlement of all issues relating to post-petition interest, (ii) the discharge (unless otherwise specifically provided therein) of all pending lawsuits, pre-petition indebtedness (other than disputed claims), accrued interest and post-petition interest and (iii) the reinstatement of all of the Company's $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Senior Preferred Shares"), all of the Company's $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Preferred Shares", and together with the Class A Senior Preferred Shares, the "Preferred Shares"), all of the Company's Common Shares, and all other equity security interests of the Company. In addition, in connection with the purchase by FFMC of the FSI Shares and Related Assets, FSI became the sponsor of the Pension Plan, and the Company was permanently and irrevocably released and discharged from all responsibilities, obligations and liabilities under the Pension Plan. The Joint Plan (i) required the Company to pay a dividend (the "Special Cash Dividend") of $50 per share on the Class A Senior Preferred Shares and (ii) required the Company, within 60 days after the Effective Date (as defined below), to commence an offer to purchase (the "Tender Offer") up to 150,000 Class A Senior Preferred Shares at a price of $80 per share, in cash, net to the seller. The foregoing summary of the material features of the Joint Plan is qualified in its entirety by reference to the Joint Plan, which is incorporated by reference as an exhibit to this report.

          The Joint Plan also provided that the Company use its best efforts to cause each class of its equity securities to be listed on the NYSE or the American Stock Exchange, or to be quoted on the National Association of Securities Dealers, Inc. Automated Quotation System (the "NASDAQ SmallCap Market") and, if possible, the National Market System thereof (the "NMS"). During the first quarter of 1995, the Company filed an application to list its equity securities on the NMS; however, such application was denied because of the Company's failure to satisfy certain minimum listing standards, including the minimum share bid price and the minimum net tangible asset requirements. The proposed Redomestication, which is subject to approval, in accordance with the NYBCL, of the Company's shareholders at the Company's Annual Meeting of Shareholders to be held in June 1996, also contemplates the Reverse Stock Split (as defined below) in which the number of Common Shares outstanding would be reduced on a one-for-twenty basis. The principal purpose of the Reverse Stock Split is to enhance the Company's ability to list the Common Shares on the NASDAQ SmallCap Market or NMS, and in particular to satisfy the NASDAQ SmallCap Market (and NMS) minimum bid price requirements, although there can be no assurance that the market price of the Common Shares will rise in proportion to the reduction in the number of the Common Shares outstanding as a result of the Reverse Stock Split, that the Company will be able to satisfy the other NASDAQ SmallCap Market (and NMS) listing standards, or that the Common Shares will be approved for listing on the NASDAQ SmallCap Market or the NMS. In addition, the Company may pursue other listing options; however, there is no assurance that such listing efforts, if any, will be successful. If a listing is not achieved, the equity securities will continue to trade in the over-the-counter market and be quoted on the National Association of Securities Dealers, Inc.'s ("NASD") OTC Electronic Bulletin Board, an NASD sponsored and operated inter-dealer quotation system, under the symbols NVLY, NVLYA and NVLYB. See Item 5, "Market for Registrant's Common Equity and Related Shareholder Matters".

          The Joint Plan also (i) makes provisions for restrictions on and approvals for certain transactions with affiliates to which the Company may be a party, (ii) imposes requirements regarding proposed investments in capital stock or other ownership interests in other entities, or in capital assets, under certain circumstances, and (iii) requires that, whenever the vote of the holders of the Class A Senior Preferred Shares acting as a single class is necessary for any approval, then such vote must, in addition to satisfying all other applicable requirements, reflect the affirmative vote of either (x) 80% of the outstanding shares of that class or (y) a simple majority of all shares of that class voting on the issue exclusive of shares beneficially owned by Brooke.

          On January 18, 1995, the effective date of the Joint Plan (the "Effective Date"), pursuant to the Joint Plan, the Company made distributions to holders of its publicly-held debt securities as follows: (i) $334.6 million was distributed in respect of claims allowed on behalf of holders of the Company's outstanding 19 1/4% Notes, (ii) $133.8 million was distributed in respect of claims allowed on behalf of holders of eight other series of senior debt securities of the Company and (iii) $50.1 million was distributed in respect of claims allowed on behalf of holders of two series of subordinated debt securities of the Company.

          In addition, the Company also made distributions of approximately $33 million in respect of general and other unsecured claims, and paid $21.3 million into an escrow account in respect of certain litigation. Subsequently, the litigation was settled and the funds released from escrow with $15.7 million being paid to other parties to the litigation and $5.6 million being returned to the Company. Approximately $35.6 million in disputed claims remain to be resolved by the Bankruptcy Court. Pursuant to the Joint Plan, all of the Company's debt and allowed claims were satisfied in full and all classes of preferred shares, common shares and other equity interests were reinstated and retained all of their legal, equitable and contractual rights.

          Pursuant to the Bankruptcy Code and the terms of the Joint Plan, on December 13, 1994, the Company amended its Restated Certificate of Incorporation to prohibit the issuance of non-voting equity securities.

          On January 18, 1995, pursuant to the Joint Plan, the Company paid the Special Cash Dividend to holders of record of Class A Senior Preferred Shares on December 20, 1994 in an aggregate amount of approximately $75.1 million.

          Pursuant to the Joint Plan, the Company commenced the Tender Offer on January 20, 1995. On February 21, 1995, the Company accepted for payment all 54,445 Class A Senior Preferred Shares validly tendered in the Tender Offer. The Tender Offer was made pursuant to the provisions of the Joint Plan and definitive offering materials filed with the Securities and Exchange Commission (the "SEC") and mailed to holders of Class A Senior Preferred Shares.

AGREEMENTS WITH EQUITY REPRESENTATIVES

          In connection with the settlement of certain objections to the Joint Plan, among other things, Barry W. Ridings and Henry C. Beinstein (together the "Shareholder Designees") were initially appointed as directors of the Company and were subsequently elected at the last Annual Meeting of Shareholders held on May 15, 1995 by holders of the Preferred Shares, in accordance with the Company's Restated Certificate of Incorporation, as a result of dividend arrearages thereon. The Company and the Board of Directors have agreed to take all steps within their power to cause the Shareholder Designees (or their permitted successors) to serve as directors of the Company until their successors are elected at the third annual meeting of shareholders held after the Effective Date (the "Shareholder Designee Termination Date"). The Joint Plan contains provisions for the election of successors to the Shareholder Designees if they are unwilling or unable to continue to serve.

          Members of the Brooke Group (as defined in the Joint Plan) have agreed to vote or cause to be voted all of their respective shares of capital stock in the Company in favor of the election of the Shareholder Designees. Until the Shareholder Designee Termination Date, if any director other than a Shareholder Designee shall resign or become unable to serve, the remaining directors shall be entitled to designate a successor.

SIGNIFICANT SHAREHOLDERS

          At March 29, 1996, Brooke, a corporation which is controlled by Bennett S. LeBow, the Chairman of the Board and Chief Executive Officer of the Company (the "Chairman"), held in the aggregate through BGLS' direct and indirect ownership of Class A Senior Preferred Shares, Class B Preferred Shares and Common Shares of the Company, representing approximately 42% of the combined voting power of the Company. See the information incorporated by reference under
Item 12, "Security Ownership of Certain Beneficial Owners and Management".

EMPLOYEE RELATIONS

          At December 31, 1995, the Company had approximately 294 full-time employees of which approximately 278 were employed by Ladenburg. The Company believes that relations with its employees are satisfactory.

ITEM 2.   PROPERTIES

          The Company's principal executive office is in Miami, Florida, where it shares offices with Brooke. The Company entered into an expense sharing agreement for use of such office space. The Company also leases operating centers and office and warehouse facilities in various cities. Ladenburg's principal offices are located in New York. Ladenburg leases approximately 74,000 square feet and approximately 64,000 square feet of office space in office buildings pursuant to leases that expire on June 30, 2015 and December 31, 1996, respectively.

          In January 1996, the Company acquired the Office Buildings and The Shopping Centers. Two of the Office Buildings are located in Bernards Township, New Jersey, and the other two are located in Troy, Michigan. The Shopping Centers are located in Marathon and

Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia. The Company acquired a fee simple interest in each Office Building (subject to certain rights of existing tenants), together with a fee simple interest in the land underlying three of the Office Buildings and a 98-year ground lease underlying one of the Office Buildings. The Office Buildings are subject to purchase money liens in favor of the Sellers. The Company acquired a fee simple interest in each Shopping Center and the underlying land for each property. The Shopping Centers are subject to existing senior liens in favor of lenders to the sellers and to subordinated purchase money liens in favor of the Sellers. The Office Buildings and Shopping Centers are being operated through the Company's newly-formed New Valley Realty division. See Item 1, "Business - New Valley Realty Division".

ITEM 3.   LEGAL PROCEEDINGS

          Reference is made to Notes 8 and 15 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS; EXECUTIVE OFFICERS OF THE REGISTRANT

          During the last quarter of 1995, no matter was submitted to shareholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The table below, together with accompanying text, presents certain information regarding all current executive officers of the Company as of April 1, 1996. There are no family relationships among the executive officers of the Company. Each of the executive officers of the Company serves until the election and qualification of his successor or until his death, resignation or removal by the Board of Directors of the Company.

                                                                                Year individual
                                                                                became an executive
Name                                Age      Position                           officer
- ----                                ---      --------                           -------------------
Bennett S. LeBow                    58       Chairman of the Board                      1988
                                             and Chief Executive
                                             Officer

Howard M. Lorber                    47       President and Chief                        1994
                                             Operating Officer

Richard J. Lampen                   42       Executive Vice President and               1995
                                             General Counsel

Gerald E. Sauter                    52       Vice President, Treasurer                  1994
                                             and Chief Financial Officer

- -------------------

          BENNETT S. LEBOW. For the past five years, the Chairman's principal occupation has been as an officer and/or director of, and a private investor in, privately and publicly held companies.

          The Chairman has been Chairman of the Board of the Company since January 1988 and Chief Executive Officer thereof since November 1994 and currently holds various positions with the Company's subsidiaries. Since June 1990, the Chairman has been the Chairman of the Board, President and Chief Executive Officer of Brooke, a New York Stock Exchange-listed holding company, and since October 1986 has been a director of Brooke. Since November 1990, he has been Chairman of the Board, President and Chief Executive Officer of BGLS, which directly or indirectly holds Brooke's equity interests in several private and public companies. Each of the public companies have been, directly or indirectly, operating companies.

          The Chairman has been a director of Liggett Group Inc. ("Liggett"), a manufacturer and seller of cigarettes since June 1990 and was Chairman of the Board from July 1990 to May 1993. He served as one of three interim Co-Chief Executive Officers from March 1993 to May 1993. Liggett is a wholly-owned subsidiary of BGLS. From June 1990 until August 1994, he was Chairman of the Board and/or a director of SkyBox International Inc., Brooke's former indirect wholly-owned subsidiary.

          He was also a director of MAI Systems Corporation, Brooke's former indirect majority-owned subsidiary, from September 1984 to October 1995, its Chairman of the Board from November 1990 to May 1995 and the Chief Executive Officer from November 1990 to April 1993.

          HOWARD M. LORBER has been President and Chief Operating Officer of the Company since November 1994. Mr. Lorber has been Chairman of the Board and Chief Executive Officer of Hallman & Lorber Assoc., Inc., consultants and actuaries to qualified pension and profit sharing plans ("Hallman & Lorber"), since 1975. Mr. Lorber was also Chairman of the Board and/or a director of VTX Electronics Corporation, a distributor of wire and cable, from October 1991 until April 1994. He has been a shareholder of Aegis Capital Corp., a broker-dealer and a member firm of the NASD, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan's Famous, Inc., a chain of fast food restaurants; and was a director of SkyBox from November 1993 until May 1995 and Chairman of the Board of Directors of SkyBox from March 1994 until May 1995. Mr. Lorber also serves as a director and member of the Audit Committee of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; a director and member of the Audit Committee of Alpine Lace Brands, Inc., a company which develops and markets a full line of low salt, low cholesterol and fat-free cheeses, since 1993; and a director and member of the Audit Committee of Prime Hospitality Corp., a company doing business in the lodging industry, since May 1994. Mr. Lorber has also been a shareholder of a corporate general partner, of a limited partnership organized to acquire and operate real estate property. The limited partnership filed for protection under the Federal bankruptcy laws in 1991.

          RICHARD J. LAMPEN has been Executive Vice President and General Counsel of the Company since October 1995. Mr. Lampen has been a director of Thinking Machines since February 1996. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen has served as a director of a number of companies, including U.S. Can Corporation and The International Bank of Miami, N.A., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

            GERALD E. SAUTER has been Vice President, Treasurer and Chief Financial Officer of the Company since November 1994 and currently holds various positions with the Company's subsidiaries. Mr. Sauter has also been Vice President and Chief Financial Officer of Brooke since April 1993; Vice President and Chief Financial Officer of BGLS since April 1993 and currently holds various positions with certain BGLS subsidiaries; Vice President and Treasurer of Eve Holdings, Inc., a wholly-owned subsidiary of Liggett, since October 1992 and a director since December 1992.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

            The Common Shares (and the Preferred Shares) are quoted on the NASD OTC Electronic Bulletin Board, an NASD sponsored and operated inter-dealer automated quotation system, under the symbols NVLY, NVLYA and NVLYB. The Common Shares are principally traded in the over-the-counter market. During the first quarter of 1995, the Company filed an application to have its equity securities (including the Common Shares) made eligible for quotation and listing on the NMS; however, such application was denied because the Company did not satisfy certain minimum listing standards, including the minimum share bid price and the minimum net tangible asset requirements.

            The following table sets forth, for the calendar quarters indicated, the range of per share prices for the Common Shares. The table shows the range of high and low bid quotations for the first, second and third quarters of 1994 as published by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices in the over-the-counter market, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions. Prices for the fourth quarter of 1994 are high and low sale prices as published by the NASDAQ Stock Market, Inc. and 1995 prices reflect quotations on the NASD OTC Electronic Bulletin Board.

Year                                                       High     Low
- ----                                                       ----     ---
1995:
First Quarter ........................................     $.28     .15
Second Quarter .......................................      .31     .17
Third Quarter ........................................      .54     .20
Fourth Quarter .......................................      .51     .26

1994:
First Quarter ........................................     $.01     .01
Second Quarter .......................................      .10     .10
Third Quarter ........................................      .10     .10
Fourth Quarter .......................................      .35     .06

        At March 29, 1996, there were approximately 27,350 holders of record of the Common Shares.

        No dividends were paid on the Common Shares in 1995. The Company's Restated Certificate of Incorporation provides that no dividends shall be paid or declared (i) on the Class B Preferred Shares (other than a dividend payable in junior stock) as long as there are any dividend arrearages on the Class A Senior Preferred Shares, and (ii) on the Common Shares so long as there are dividend arrearages on the Preferred Shares. The accrued and unpaid dividend arrearage on the Class A Senior Preferred Shares at December 31, 1995 was $121,893,406 or $110.06 per Class A Senior Preferred Share. The accrued and unpaid dividend arrearage on the Class B Preferred Shares at December 31, 1995 was $95,117,810 or $34.08 per Class B Preferred Share. Within these constraints, the payment of future dividends, if any, will be determined by the Board of Directors in light of the Company's financial condition, cash flow, results of operations, legal dividend capacity and other factors.

        The proposed Redomestication (and attendant Merger) which is subject to approval of the Company's shareholders in accordance with the NYBCL at the Company's Annual Meeting of Shareholders to be held in June 1996, would effect the Reverse Stock Split, in which the number of Common Shares outstanding would be reduced on a one-for-twenty basis. See Item 1, "Business - General". The rights, designations, limitations and preferences of the Common Shares upon completion of the Merger will in all other respects be identical to the rights, designations, limitations and preferences of the Common Shares immediately prior to the Merger. The principal purpose for the Reverse Stock Split is to enhance the Company's ability to list the Common Shares on the NASDAQ SmallCap Market or NMS, and in particular satisfy the NASDAQ SmallCap Market (and NMS) minimum bid price requirements, although there can be no assurance that the market price of the Common Shares will rise in proportion to the reduction in the number of the Common Shares outstanding as a result of the Reverse Stock Split, that the Company will be able to satisfy the other NASDAQ SmallCap Market (and NMS) listing standards such as the minimum net tangible asset requirement, or that the Common Shares will be approved for listing on the NASDAQ SmallCap Market or the NMS. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - The Redomestication Proposal", below.

ITEM 6. SELECTED FINANCIAL DATA

        See "Consolidated Five-Year Financial Summary" on pages F-30 and F-31 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        The information set forth below applied to the Company's Consolidated Financial Statements, which include the Company and its consolidated subsidiaries.

INTRODUCTION

        The following discussion provides an assessment of the results of operations, capital resources and liquidity of the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. The operating results of the periods presented were not significantly affected by inflation.

        On November 1, 1994, the Bankruptcy Court confirmed the Joint Plan and, thereafter, on January 18, 1995, the Company emerged from bankruptcy. The Joint Plan provided for, among other things, the sale of the Company's Money Transfer Business, the payment of all allowed claims (including post-petition interest of $178,000), a $50 per share dividend to holders of Class A Senior Preferred Shares and the Tender Offer by the Company for up to 150,000 Class A Senior Preferred Shares at a purchase price of $80 per share.

        Pursuant to the Joint Plan, the Company sold its interest in the Money Transfer Business to FFMC for $1,193,000 (including a $300,000 credit for the assumption by FFMC of the Western Union Pension Plan) and recognized a gain on the sale of $1,056,000. In addition, the Company received the Option to sell to FFMC and FFMC received the Option to purchase the Company's Messaging Services Business for $20,000, exercisable during the first quarter of 1996. As a result, the results of operations of the Money Transfer Business and the Messaging Services Business are presented as discontinued operations. These discontinued operations, as more fully described below, generated virtually all of the previously reported revenues of the Company in 1993 and 1994. See Item 1, "Business - Bankruptcy Reorganization".

        On October 31, 1995, the Company consummated the sale of the Messaging Services Business to FFMC for $20,000 in cash, subject to certain adjustments, prior to the exercise of the Option. The parties agreed to consummate the sale early in connection with their definitive resolution of certain post-closing adjustments to the Purchase Price, as prescribed by the Purchase Agreement.

RECENT DEVELOPMENTS

        CERTAIN MATTERS RELATING TO RJR HOLDINGS

        Solicitations to Initiate a Spinoff of RJR Holdings' Food Business. On October 17, 1995, the Company and its subsidiary ALKI Corp. ("ALKI") entered into an agreement, as amended (the "Agreement"), with High River Limited Partnership ("High River"), an entity owned by Carl C. Icahn. Pursuant to the Agreement, the Company sold approximately 1,600,000 shares of RJR Holdings common stock to High River for an aggregate purchase price of approximately $51 million. In addition, the parties agreed that each of the Company and ALKI, on the one hand, and High River and its affiliates, on the other hand, would invest up to approximately $150 million in shares of RJR Holdings common stock and may invest up to approximately $250 million in shares of RJR Holdings common stock, subject to certain conditions and limitations. Any party to the Agreement may terminate it at any time, although under certain circumstances, the terminating party will be required to pay a fee of $50 million to the nonterminating party. The Agreement also provides that High River will be entitled to a payment equal to 20% of the net profit with respect to RJR Holdings common stock held or sold by the Company after deduction of certain expenses as defined in the Agreement. Similarly, on October 17, 1995, BGLS and Brooke entered into an agreement, as amended (the "High River Agreement"), with High River.

         Pursuant to each of these agreements, the parties agreed to take certain actions designed to cause RJR Holdings to effectuate an immediate spinoff of its food business, Nabisco Holdings Corp. ("Nabisco"). Among other things, Brooke agreed to solicit the holders of RJR Holdings common stock to adopt an advisory resolution approving an immediate spinoff of Nabisco to RJR Holdings stockholders (the "Spinoff Resolution"). Among other things, High River agreed in the High River Agreement to grant a written consent to the Spinoff Resolution with respect to all shares of RJR Holdings common stock held by it and to grant a proxy with respect to all such shares in the event that Brooke seeks to replace RJR Holdings' incumbent Board of Directors at its 1996 annual stockholders' meeting with a slate of directors committed to effect the spinoff. The Spinoff Resolution was approved by the holders of a majority of RJR Holdings common stock in March 1996, as more fully described below. Brooke, BGLS and their affiliates agreed not to engage in certain transactions with RJR Holdings (including a sale of Liggett or a sale of shares of RJR Holdings common stock to RJR Holdings) and not to take certain other actions to the detriment of RJR Holdings stockholders. High River also agreed that it would not engage in such transactions or take such other actions while the agreement was in effect. In the event that any signatory engages in such transactions or takes such other actions, the High River Agreement provides that the party so doing must pay a fee of $50 million to the other, except under certain limited circumstances. Any party to the High River Agreement may terminate it at any time, although under certain circumstances, the terminating party will be required to pay a fee of $50 million to the nonterminating party.

The High River Agreement also provides that BGLS pay certain other fees to High River under certain circumstances. The foregoing description is qualified in its entirety by reference to such agreement, a copy of which is incorporated by reference as an exhibit to this report.

        On October 30, 1995, Brooke announced, among other things, its intention to solicit consents from stockholders of RJR Holdings in support of, among other things, the Spinoff Resolution. In connection therewith, Brooke also indicated that it would propose a new slate of directors to replace RJR Holdings' incumbent Board of Directors at its 1996 annual stockholders' meeting if such board does not commit prior to November 20, 1995, the deadline for proposing new directors, to effect the Spinoff Resolution.

        On November 6, 1995, Brooke filed a Preliminary Consent Statement with the SEC that included, among other things, the Spinoff Resolution.

        On November 20, 1995, Brooke, acting to preserve its right to nominate a slate of directors at RJR Holdings' 1996 annual stockholders' meeting, submitted to RJR Holdings information with respect to nominees committed to an immediate spinoff of Nabisco.

        On December 27, 1995, the Company entered into an agreement with Brooke pursuant to which the Company agreed to pay directly or reimburse Brooke and its subsidiaries for reasonable out-of-pocket expenses incurred in connection with pursuing the completed consent solicitation and the proxy solicitation (described below). The Company has also agreed to pay to BGLS a fee of 20% of the net profit received by the Company or its subsidiaries from the sale of shares of RJR Holdings common stock after the Company and its subsidiaries have achieved a rate of return of 20% and after deduction of certain expenses incurred by the Company and its subsidiaries, including the costs of the consent solicitation, the proxy solicitation and of acquiring the shares of RJR Holdings common stock. The Company has also agreed to indemnify Brooke and its affiliates against certain liabilities arising out of the completed consent solicitation and the proxy solicitation. The foregoing description is qualified in its entirety by reference to such agreement, a copy of which is incorporated by reference as an exhibit to this report.

          On December 28, 1995, the Company, Brooke and Liggett engaged Jefferies & Company, Inc. ("Jefferies") to act as financial advisor in connection with the Company's investment in RJR Holdings and the consent solicitation and proxy solicitation by Brooke (as amended on February 28, 1996 and April 9, 1996, the "Jefferies Agreement"). In connection with this engagement, the Company has (i) paid to Jefferies an initial fee of $1,500,000 and (ii) agreed to pay Jefferies, during the period commencing January 1, 1996 and ending March 31, 1996, a monthly fee of $250,000, which monthly fee increased to $500,000 on February 20, 1996 (to be prorated for February) and, in addition, during each of the three months ending March 31, 1996, an additional monthly fee of $100,000, and during the month of April 1996, a $160,000 fee. These companies have also agreed to pay Jefferies 10% of the net profit (up to a maximum of $15,000,000) with respect to RJR

Holdings common stock (including any distributions made by RJR Holdings) held or sold by these companies and their affiliates after deduction of certain expenses, including the costs of the consent solicitation and the proxy solicitation by Brooke relating to the Spinoff and the costs of acquiring the shares of RJR Holdings' common stock (all of which expenses will be borne by the Company, ALKI or Brooke). In addition, the Company agreed to reimburse Jefferies for all reasonable out-of-pocket expenses, including the fees and expenses of its counsel, incurred by Jefferies in connection with its engagement and the Company and Brooke agreed to indemnify Jefferies and certain related persons against certain liabilities and expenses. The foregoing description is qualified in its entirety by reference to such agreement, a copy of which is incorporated by reference as an exhibit to this report.

        On December 29, 1995, Brooke filed a definitive Consent Statement with the SEC and commenced solicitation of consents from stockholders of RJR Holdings seeking, among other things, the approval of the Spinoff Resolution. On February 20, 1996, Brooke announced that, based on a preliminary count, over a majority of the outstanding shares of RJR Holdings voted in favor of the Spinoff Resolution. On March 13, 1996, Brooke was informed by the independent inspectors of election that consents representing 142,237,880 votes (50.58%) were delivered in favor of the Spinoff Resolution and 150,926,535 votes (53.67%) were delivered in favor of certain amendments to RJR Nabisco's bylaws proposed by Brooke. RJR Nabisco announced that it currently had no plans to contest the outcome of the vote.

        On March 4, 1996, Brooke filed a definitive Proxy Statement with the SEC and commenced solicitation of proxies in favor of its previously nominated slate of directors to replace RJR Holdings' incumbent Board of Directors at its 1996 annual meeting of stockholders.

        The Company's Investment in RJR Holdings. As of March 29, 1996, the Company held approximately 5.2 million shares of RJR Holdings common stock. As of March 29, 1996, the Company's costs for such shares and the amount of related margin loan financing were approximately $158,000 and approximately $83,500, respectively. As of March 29, 1996, the Company had an unrealized loss of $2,082 on its investment in RJR Holdings common stock and had expensed approximately $10,000 for costs relating to such investment, of which approximately $4,000 was expensed in 1995.

          On February 29, 1996, the Company entered into a total return equity swap transaction with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Holdings common stock. The transaction is for a period of up to six months, subject to earlier termination at the election of the Company, and provided for the Company to make payment to the Counterparty of approximately $1,537 upon commencement of the swap. At the termination of the transaction, if the price of the RJR Holdings common stock during a specified period prior to such date (the "Final Price") exceeds $34.42, the price of the RJR Holdings common stock during a specified period following the commencement of the swap (the "Initial Price"), the Counterparty will pay the Company an amount in cash equal to the amount of such appreciation with respect to 1,000,000 shares of RJR Holdings common stock plus the value of any dividends with a record date occurring during the swap period. If the Final Price is less than the Initial Price, then the Company will pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the 1,000,000 shares of RJR Holdings common stock, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Holdings common stock, the Company will not be required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the swap are being guaranteed by the Counterparty's parent, a large foreign bank, and the Company has pledged certain collateral in respect of its potential obligations under the swap and has agreed to pledge additional collateral under certain conditions. As of March 29, 1996, the Company had an unrealized loss on this swap transaction of approximately $4,200 and had pledged collateral of approximately $11,800. The foregoing description is qualified in its entirety by reference to such agreement, a copy of which is incorporated by reference as an exhibit to this report.

OTHER RECENT DEVELOPMENTS

               Thinking Machines. On January 11, 1996, Ladenburg Capital, the merchant banking subsidiary of Ladenburg Group, in connection with the Plan of Thinking Machines, made the Loan (a $10,600 million convertible bridge loan) to TMCA, an entity formed to invest the Loan proceeds (net of certain expenses) in Thinking Machines.

        On February 8, 1996, the date of confirmation of the Plan, Thinking Machines emerged from bankruptcy and merged with TMCA pursuant to the Plan. As a result of this merger, the Loan was converted into a controlling interest in a certain partnership which holds approximately 61% of the outstanding common stock of Thinking Machines. Thinking Machines will use the Loan proceeds to help fund its advanced product development and marketing. For further information concerning this transaction, see Note 21 (Subsequent Events) to the Consolidated Financial Statements.

        New Valley Realty Division. On January 11, 1996, the Company completed the acquisition of four Office Buildings and eight Shopping Centers. The aggregate purchase price of $183,900 consisted of $23,900 in cash and $160,000 in mortgage financing. These real estate properties are operated by the Company's newly formed division, New Valley Realty. See Item 1, "Business - New Valley Realty Division".

        Class A Senior Preferred Shares. On January 15, 1996 and February 5, 1996, the Company repurchased 65,275 and 6,829 Class A Senior Preferred Shares, respectively, for a total amount of $10,530. The Company declared and paid a cash dividend of $10 per share on the Class A Senior Preferred Shares in March 1996.

        The Redomestication Proposal. The Company's Board of Directors has unanimously approved the Redomestication proposal that would effect a change of the Company's jurisdiction of incorporation from the State of New York to the State of Delaware. The Redomestication would be accomplished through the merger (the "Merger") of the Company with and into a newly-formed wholly owned subsidiary of the Company that is incorporated in Delaware ("NV Delaware"), with NV Delaware as the surviving corporation in the Merger. NV Delaware has not conducted any business other than with respect to the proposed Merger. The Redomestication would not result in any change in the business, management, executive officers, directors, location of principal executive offices, assets, liabilities or net worth of the Company. By operation of law, upon the completion of the Merger, all assets, property, rights, liabilities and obligations of the Company would be transferred to and assumed by NV Delaware. Upon completion of the Merger, NV Delaware would be renamed "New Valley Corporation". The Merger would be accomplished pursuant to the terms and conditions of a merger agreement (the "Merger Agreement") between the Company and NV Delaware. The Redomestication and the Merger Agreement are subject to the approval of the Company's shareholders in accordance with the NYBCL at the Company's annual meeting to be held in June 1996.

        The principal purpose of the Redomestication is to change the law applicable to the Company's corporate affairs from the NYBCL to the Delaware General Corporation Law, because the Company believes that Delaware corporation law offers a number of advantages over New York corporation law. In addition, the Redomestication would, as a result of the transactions contemplated by the Merger Agreement, effect the Reverse Stock Split reducing the number of outstanding Common Shares on a one-for-twenty basis. See Item 5, "Market for Registrant's Common Equity and Related Shareholder Matters". Other than the Reverse Stock Split, the Merger will have no effect on the capital stock of the Company.

        New Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and that long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount of fair value less cost to sell. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS No. 121 to have a material effect on its financial position or results of operations.

RESULTS OF OPERATIONS

The year 1995 compared to the year 1994

        Revenues. Revenues for 1995 were $67,730 as compared with $10,381 for 1994. The increase in revenues of $57,349 is due primarily to the acquisition of Ladenburg on May 1, 1995, and an increase in interest, dividends, and net gains on sales of investments resulting from the investment of the cash received from the sale of the Money Transfer Business in November 1994 and January 1995. Ladenburg contributed $40,418 in revenues in 1995 for the eight months during which it was owned by the Company. Interest and dividend income increased $13,943 in 1995 as compared to 1994.

        Other income for 1995 was $18,558 as compared with $3,277 for 1994. Ladenburg's other income of $9,589 in 1995 was comprised primarily of $5,942 of corporate finance fees and $1,683 of syndications and underwriting fees. Net gains on sales of investments, exclusive of Ladenburg's operations, were $7,078 in 1995 as compared to no sales in 1994.

        Expenses. Expenses for 1995 were $66,064 as compared with $26,146 for 1994. Employee compensation and benefits expense was $30,994 in 1995, of which $25,530 related to Ladenburg. In 1994, virtually all of the Company's employee compensation was included in discontinued operations. Interest expense increased from $643 in 1994 to $2,102 in 1995 due to the Company obtaining a margin loan in 1995 to fund the purchase of additional shares of RJR Nabisco.

        In 1995, the Company reversed $2,044 in certain restructuring accruals that were created in 1994 through a $22,734 provision. The reversal of restructuring accruals in 1995 resulted from the Company settling certain claims at amounts below the accrued claim liability. During the fourth quarter of 1995, the Company recognized an impairment loss on certain of its investments of approximately $12,000.

        Other expenses of $23,222 in 1995 consisted of $12,534 related to Ladenburg's operations and $10,688 of corporate expenses. Ladenburg's other expenses consisted primarily of $3,444 of clearance fees, $2,007 of communication expenses, and $1,677 of rent expenses. Corporate expenses in 1995 primarily related to investment expenses of $6,279, of which $3,879 pertained to the Company's investment in RJR Holdings. Other expenses in 1994 of $2,550 related to various corporate overhead expenses such as professional fees, insurance, and communications.

        Income tax expense for 1995 was $292, or approximately 17% of the income from continuing operations before income taxes and extraordinary items, as compared to an income tax benefit of $500 for 1994. This effective tax rate represented the alternative minimum tax rate for federal tax purposes in addition to a blended state income tax rate. The income tax benefit in 1994 was due to state income tax benefits from the Company's net operating loss from continuing operations.

        Discontinued Operations. Income from discontinued operations, net of income taxes, decreased from $79,625 in 1994 to $4,315 in 1995 as a result of the sale of the Money Transfer Business in the fourth quarter of 1994. For 1995, income from discontinued operations represented the operations of the Messaging Services Business which was sold effective October 1, 1995, and resulted in a pre-tax gain of $13,958.

The year 1994 compared to the year 1993

        Continuing Operations. As previously discussed, virtually all of the Company's operations in 1994 and 1993 were reclassified to discontinued. The Company's net loss from continuing operations was $15,265 in 1994 as compared to $10,965 in 1993. The net losses from continuing operations was primarily a result of restructuring charges of $22,734 and $9,035 in 1994 and 1993, respectively, resulting from the Company's reorganization. See Item 1, "Business - Bankruptcy Reorganization".

        Discontinued Operations. Income from discontinued operations, net of income taxes, increased from $38,368 in 1993 to $79,625 in 1995 as a result of the growth in revenues and income in the Company's money transfer business. As previously discussed, the Company's Money Transfer Business was sold in 1994.

Liquidity and Capital Resources

        During 1995, the Company paid $584,397 in allowed prepetition claims, purchased short-term and long-term investments, net of sales, of $249,190, acquired Ladenburg for a net cash payment of $25,750, and paid dividends of $132,162 on the Class A Senior Preferred Shares from the $893,000 received from the sale of the Money Transfer Business and other cash held at December 31, 1994.

        The Company's working capital decreased from $284,849 at December 31, 1994 to $155,565 at December 31, 1995 primarily as a result of the payment of preferred dividends of $132,162, and the repurchase of 393,845 shares of Class A Senior Preferred Shares for $47,761. On January 15, 1996 and February 5, 1996, the Company repurchased 65,275 and 6,829 Class A Senior Preferred Shares, respectively, for a total amount of $10,530. The Company declared and paid a cash dividend of $10 per share on the Class A Senior Preferred Shares in March 1996. The Company did not have any material commitments for capital expenditures at December 31, 1995.

          As a result of the asset dispositions pursuant to the Joint Plan, the Company emerged from bankruptcy protection on January 18, 1995 with a significant amount of cash and cash equivalents, and investment securities. From January 1995 to January 1996, the Company reinvested sufficient capital in operating companies to avoid potentially burdensome regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having a "value" in excess of 40% of a company's "total assets" (exclusive of Government securities and cash items) on an unconsolidated basis. Following dispositions of its then operating businesses pursuant to the Joint Plan, the Company was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2 thereunder, which exemption expired on January 18, 1996. Prior to such date, through the Company's acquisition of the investment banking and brokerage business of Ladenburg and its acquisition of the Office Buildings and Shopping Centers (see
Item 1, "Business - Ladenburg, Thalmann & Co. Inc." and "- New Valley Realty Division", above), the Company was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities, and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, the Company is required to determine the value of its total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. However, no assurance can be given that the Company will continue to operate below the 40% threshold, and accordingly, there may be risk that the Company will become subject to the Investment Company Act. However, no assurance can be given that the Company will continue to operate below the 40% Threshold, and accordingly, there may be risk that the Company will become subject to the Investment Company Act. If the Company were required to register under the Investment Company Act, it would be subject to a number of material restrictions on its operations, capital structure and management, including without limitation its ability to enter into transactions with affiliates.

        As discussed in this Item 7, " - Recent Developments - Certain Matters Relating to RJR Holdings", the Company has taken certain actions and has entered into certain agreements in connection with its investment in RJR Holdings.

        As of March 29, 1996, the Company held approximately 5.2 million shares of RJR Holdings common stock, representing approximately 1.9% of RJR Holdings' common stock outstanding. As of March 29, 1996, the Company's cost for such shares and the amount of related margin loan financing were $158,000 and $83,500, respectively. As of March 29, 1996, the Company had an unrealized loss of $2,082 on its investment in RJR Holdings common stock.

        Of the $111,400 aggregate purchase price for the Office Buildings acquired by the Company on January 10, 1996 (see Item 1, "Business - New Valley Realty Division", above), the Company paid $11,400 in cash at the closing, and executed four promissory notes in the aggregate principal amount of $100,000 (the "Office Building Notes") in favor of the applicable Seller for the balance of the purchase price. Each Office Building Note has a term of approximately 15 years (other than the note for the 800 Tower Drive property, which has a term of approximately 10 years), bears interest at the rate of 7.5% per annum, and is secured by a first mortgage on the respective Office Building in favor of the applicable Seller, as well as by an assignment of leases and rents. Principal is amortized to the extent of approximately

7% (or, in the case of the 800 Tower Drive property, approximately 6%) during the term of the Office Building Notes and, with respect to the 800 Tower Drive property only, the Company must make additional prepayments of principal to the Sellers on a quarterly basis to the extent of a specified portion of tenants' payments for electricity and overtime heat, ventilation and air conditioning. The Office Building Notes may be prepaid without penalty and are non-recourse against the Company, except to a specified extent for misappropriations of rents and certain other proceeds and failure to pay special assessments and taxes on the mortgaged properties and except for material misrepresentations by the Company in the purchase agreement pursuant to which it acquired the Office Buildings.

        Of the $72,500 aggregate purchase price for the Shopping Centers acquired by the Company on January 11, 1996 (see Item 1, "Business - New Valley Realty Division", above), the Company paid $12,500 in cash at the closing, and pursuant to certain loan and security agreements (the "Loan and Security Agreements") executed eight promissory notes in the aggregate principal amount of $60,000 (the "Shopping Center Notes") in favor of the applicable Partnership for the balance of the purchase price. Each Shopping Center Note has a term of approximately five years, and bears interest at the rate of 8% per annum for the first two and one-half years and at the rate of 9% for the remainder of the term. In addition, with respect to the Properties only, if the net operating income from such Shopping Center is insufficient to cover the interest payments on the corresponding Shopping Center Note, the interest rate thereon is reduced to a rate per annum not less than 6%, whereupon the interest otherwise payable will be deferred until the earlier of the date on which sufficient net operating income is available and the maturity date. There is no amortization of principal except in connection with payments made to obtain the release of mortgages from the property and to the extent net operating income from the Shopping Centers is so available as provided in the Loan and Security Agreements.

        Under agreements entered into after January 11, 1996, the closing date of the Shopping Centers purchase, income from the Shopping Centers are paid to a trustee bank. Under such agreements, certain payments, including regular payments of principal and interest on the Senior Mortgages and the Shopping Center Notes, are to be made before the Company receives income for such period from the Shopping Centers. In addition, the Company has agreed to use any net income from the Shopping Centers it receives in excess of a specified return on its cash investment in the Shopping Centers to pay down principal on the Shopping Center Notes.

        Each Shopping Center Note is secured by a subordinated purchase-money mortgage (each, a "Purchase-Money Mortgage") and an assignment of leases and rents, and the five Shopping Center Notes covering the Properties are also secured by mortgages junior to the Purchase-Money Mortgages (the "Junior Mortgages") and subordinated assignments of leases, rents and fixtures. Each Purchase-Money Mortgage and Junior Mortgage (together with corresponding assignments) "wraps around" and is junior to the Senior Mortgages (as defined below), and is in favor of the applicable Partnership. The five Shopping Center Notes covering the Properties are cross-collateralized. The other three Shopping Center Notes may also be cross-collateralized at the option of the applicable Partnerships, provided certain conditions have been met. In addition, the Shopping Centers are subject to existing senior mortgages (the "Senior Mortgages") in favor of certain lenders to the Partnerships (the "Lenders"). The Shopping Center Notes are non-recourse against the Company, except for misappropriations of insurance and certain other proceeds, failures to apply rent and other income to required maintenance and taxes, environmental liabilities and certain other matters.

        The maturities of the Partnerships' obligations to the Lenders under the Senior Mortgages are in all cases but one shorter than those of the Company to the Partnerships under the Purchase-Money Mortgages and have remaining maturities ranging from approximately one month to approximately seven years. The Company is entitled to certain rights of offset with respect to the Shopping Center Notes in the event of the Seller's failure to discharge or refinance any of the Senior Mortgages and to an indemnity from the Partnerships relating thereto. In addition, the Company has obtained indemnities from Apollo relating to (i) discrepancies between the Purchase-Money (and Junior) Mortgages, on the one hand, and Senior Mortgages, on the other hand, in each case with respect to the Properties, (ii) defaults or acceleration of payments under the Senior Mortgages triggered as a result of the acquisition of the Shopping Centers (other than the Properties) by the Company or the financing thereof and (iii) certain environmental matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the Consolidated Financial Statements and Notes thereto, together with the report thereon of Coopers & Lybrand L.L.P. ("Coopers & Lybrand") dated April 10, 1996, and Price Waterhouse LLP ("Price Waterhouse") dated March 24, 1995, on pages F-1 through F-32, and "Quarterly Financial Data" on page F-29 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On March 8, 1995, the Board of Directors voted to terminate the engagement of Price Waterhouse as its independent auditors effective upon completion of the audit for the fiscal year ended December 31, 1994, and to approve the engagement of Coopers & Lybrand, as auditors for the fiscal year 1995.

        During the fiscal year ended December 31, 1994 and the subsequent interim period through March 8, 1995, there were no disagreements with Price Waterhouse on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse, would have caused them to make reference in connection with their opinion to the subject matter of the disagreements.

        The audit reports of Price Waterhouse on the consolidated financial statements of the Company and its subsidiaries as of and for the fiscal years ended December 31, 1993 and 1994 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to audit scope or accounting principles.

        The Company engaged Coopers & Lybrand as its independent accountants as of March 8, 1995.

        Pursuant to Item 304 of Regulation S-K, a letter from Price Waterhouse, dated March 13, 1995, is incorporated by reference as an exhibit to this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        This information is contained in the Company's definitive Proxy Statement for its 1996 annual meeting of shareholders (the "Proxy Statement"), to be filed with the SEC not later than 120 days after the end of the registrant's fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        This information is contained in the Proxy Statement and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        This information is contained in the Proxy Statement and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information is contained in the Proxy Statement and incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A)(1)  INDEX TO 1996 CONSOLIDATED FINANCIAL STATEMENTS:

        The Consolidated Financial Statements and the Notes thereto, together with the report thereon of Coopers & Lybrand dated April 10, 1996, and Price Waterhouse dated March 24, 1995, appear on pages F-1 through F-32 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

    (A)(2)  FINANCIAL STATEMENT SCHEDULES:

Schedule II Valuation and Qualifying Accounts .......................  Page F-32

    (A)(3)  EXHIBITS

*      (2)(a)  Joint Plan (incorporated by reference to Exhibit 2 in the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*         (b)  Plan Amendment (incorporated by reference to Exhibit 2 in the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*         (c)  Notice of Modification to the First Amended Joint Chapter 11 Plan
               of Reorganization (incorporated by reference to Exhibit 2 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*      (3)(a)  Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3(a) in the Company's Form 10-K for the fiscal year ended December 31, 1994).

*         (b)  By-laws of the Company, as amended to date (incorporated by reference to Exhibit (3)(b) in Amendment No. 4 to the Company's Registration Statement No. 33-28883).

*      (4)(a)  First Mortgage, Security Agreement, Assignment of Leases and
               Rents and Fixture Filing dated January 10, 1996 by the Company, as Mortgagor, and Jared Associates, L.P., as Mortgagee (Westgate
               I) (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K dated January 25, 1996).

*         (b)  Secured Promissory Note of the Company dated January 10, 1996 in favor of Jared Associates, L.P. (Westgate I) (incorporated by reference to Exhibit 4.2 in the Company's Current Report on Form 8-K dated January 25, 1996).

*         (c)  Loan and Security Agreement dated January 11, 1996 by and between
               AP Century III, L.P., AP Century IV, L.P., AP Century V, L.P., AP Century VI, L.P. and AP Century VIII, L.P., as Lenders, and the Company, as Borrower (the Properties) (incorporated by reference to Exhibit 4.3 in Amendment No. 1 to the Company's Current Report on Form 8-K dated January 25, 1996, as amended).

*     (10)(a)  1987 Stock Option Plan of the Company, as amended to date
               (incorporated by reference to Exhibit 10(b) in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

    (b)(i)(A) Employment Agreement dated as of June 1, 1995, as amended, effective as of January 1, 1996, between the Company and Bennett
               S. LeBow.

         (ii) Employment Agreement dated as of June 1, 1995, as amended, effective as of January 1, 1996, between the Company and Howard
               M. Lorber.

*       (iii)  Employment Agreement dated September 22, 1995, between the
               Company and Richard J. Lampen (incorporated by reference to
               Exhibit 10(c) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

*        (iv)  Letter Agreement between New Valley Holdings, Inc. ("NV
               Holdings"), the Company and Robert J. Amman, dated December 7, 1994 (incorporated by reference to Exhibit (c)(13) in the Company's Issuer Tender Offer Statement on Schedule 13E-4 dated January 20, 1995).

*         (v)  Irrevocable Proxy, dated December 7, 1994, granted by Robert J.
               Amman to NV Holdings (incorporated by reference to Exhibit
               (c)(14) in the Company's Issuer Tender Offer Statement on
               Schedule 13E-4 dated January 20, 1995).

*        (vi)  Amendment No. 1 to the Purchase Agreement, dated November 14,
               1994, between FFMC and the Company (incorporated by reference to Exhibit 10(b) in the Company's Current Report on Form 8-K dated November 1, 1994).

*      (h)(i)  Services Agreement, dated November 15, 1994, by and among the
               Company, DSI and FSI (incorporated by reference to Exhibit 10(c) in the Company's Current Report on Form 8-K dated November 1,
               1994).

*        (ii)  Consulting Services Agreement, dated November 15, 1994, between the Company and FSI (incorporated by reference to Exhibit 10(d) in the Company's Current Report on Form 8-K dated November 1,
               1994).

*       (iii)  Pension and Retiree Benefits Administration Services Agreement,
               dated November 1, 1994, between the Company and FSI (incorporated by reference to Exhibit 10(e) in the Company's Current Report on Form 8-K dated November 1, 1994).

*        (iv)  Trademark License Agreement, dated November 15, 1994, by and among the Company, as licensor, and FFMC and FSI, as licensees (incorporated by reference to Exhibit 10(f) in the Company's Current Report on Form 8-K dated November 1, 1994).

*         (v)  Trademark License Agreement, dated November 15, 1994, by and among FFMC and FSI as licensors, and the Company and DSI, as licensees (incorporated by reference to Exhibit 10(g) in the Company's Current Report on Form 8-K dated November 1, 1994.

*        (vi)  Service Mark License Agreement, dated November 15, 1994, by and among the Company, DSI and FSI (incorporated by reference to Exhibit 10(h) in the Company's Current Report on Form 8-K dated November 1, 1994).

*       (vii)  Sales and Marketing Services Agreement, dated November 15, 1994, by and among the Company, DSI and FSI (incorporated by reference to Exhibit 10(i) in the Company's Current Report on Form 8-K dated November 1, 1994).

*      (viii)  Escrow Agreement, dated November 15, 1994, by and among the
               Company, FFMC and NationsBank of Georgia, National Association (incorporated by reference to Exhibit 10(j) in the Company's Current Report on Form 8-K dated November 1, 1994).

*        (ix)  Settlement Agreement dated October 19, 1994 among the Company, the Statutory Committee of Unsecured Creditors, the Official Committee of

               Secured Noteholders, FSI, FFMC and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10(c) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*         (x)  Stipulation dated October 20, 1994 among the Western Union
               Employee Benefit Committee, the Company and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10(d) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*        (xi)  Settlement Agreement, Stipulation and Order dated October 28,
               1994 among the Company, BGLS, NV Holdings, the Statutory Committee of Unsecured Creditors, the Official Committee of Secured Noteholders and the Official Committee of Equity Security Holders, the Preferred A Stockholders' Sub- Committee of the Equity Committee and certain beneficial holders of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 10(b) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*         (i)  Purchase Agreement dated January 10, 1996 by and among the
               Company, Bellemead Michigan, Inc., and Jared Associates, L.P. (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K dated January 25, 1996).

*         (j)  Purchase Agreement dated January 11, 1996 between the Company and
               AP Century I, L.P., AP Century II, L.P., AP Century III, L.P., AP Century IV, L.P, A.P. Century V, L.P., A.P. Century VI, L.P., A.P. Century VIII, L.P. and AP Century IX, L.P. (incorporated by reference to Exhibit 2.2 in the Company's Current Report on Form 8-K dated January 25, 1996, as amended).

       (k)(i) Indemnity Agreement, dated January 11, 1996, from Apollo Real Estate Investment to the Company regarding loan document discrepancies.

         (ii) Indemnity Agreement, dated January 11, 1996, from Apollo Real Estate Investment to the Company regarding existing lender consents.

        (iii) Environmental Indemnity Agreement, dated January 11, 1996, from Apollo to the Company regarding University Place Property.

         (iv) Environmental Indemnity Agreement, dated January 11, 1996, from the Company to Apollo regarding post-closing contamination.

*         (l)  Expense Sharing Agreement made and entered into as of January 18,
               1995, by and between Brooke and the Company (incorporated by reference to Exhibit 10(a) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

*         (m)  Asset Purchase Agreement dated September 30, 1995 among the
               Company, DSI and FFMC (incorporated by reference to Exhibit 10(b) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

*         (n)  Agreement among the Company, ALKI and High River, dated October
               17, 1995 (incorporated by reference to Exhibit 10(d) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

*         (o)  Letter Amendment, dated October 17, 1995, to the Agreement among the Company, ALKI and High River, dated October 17, 1995 (incorporated by reference to Exhibit 10(e) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

*         (p)  Letter Amendment, dated November 5, 1995, to the Agreement among the Company, ALKI, and High River, dated October 17, 1995 (incorporated by reference to Exhibit 10(f) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

          (q) Amended and Restated Plan and Agreement of Merger by and among Thinking Machines, OTMC Corporation and TMC Acquisition Corp., dated as of January 9, 1996.

          (r) TMC Investment Partnership Agreement dated as of February 2, 1996, between Ladenburg Thalmann Capital Corp. and Levin-A Limited Partnership.

*         (s)  Form of Margin Agreement dated September 12, 1995, between ALKI and Bear Stearns & Co. (incorporated by reference to Exhibit 2 in the Schedule 13D filed by, among others, the Company with the SEC on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp. (the "Schedule 13D")).

*         (t)  Agreement, dated December 28, 1995, between Jefferies, Brooke, the Company and Liggett (incorporated by reference to Exhibit 7 in the Schedule 13D).

*         (u)  Letter Amendment, dated February 28, 1996, to the Agreement between Jefferies, Brooke, the Company and Liggett, dated February 27, 1996 (incorporated by reference to Exhibit 7 in the
               Schedule 13D).

*         (v)  Agreement, dated December 27, 1995, between Brooke and the
               Company (incorporated by reference to Exhibit 8 in the Schedule
               13D).

*         (w)  International Swap Dealers Association Master Agreement (and the
               schedules and annexes thereto) and Confirmation, dated February 28, 1996, between the Company and Internationale Nederlanden (U.S.) Capital Markets, Inc. (incorporated by reference to
               Exhibit 10 in the Schedule 13D).

*         (x)  Agreement and Plan of Merger by and between the Company and
               Ladenburg dated March 31, 1995 (schedules omitted) (incorporated by reference to Exhibit 99(a) in the Company's Current Report on Form 8-K dated April 4, 1995).

          (y) Release and Termination Agreement, dated September 30, 1995, among the Company, FSI, DSI and FFMC, which agreement terminated certain agreements among such parties in connection with the sale of DSI.

         (11)  Statement re computation of per share earnings.

*     (16)(a)  Letter from Price Waterhouse, dated March 13, 1995.
               (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K dated March 8, 1995).

*         (b)  Letter from Price Waterhouse, dated April 5, 1995
               (incorporated by reference to Exhibit 4.2 in Amendment No. 1 to the Company's Current Report on Form 8-K dated March 8, 1995).

         (21)  Subsidiaries of the Company.

         (27)  Financial Data Schedule (for SEC use only).

*     (99)(a)  Order confirming First Amended Joint Chapter 11 Plan of
               Reorganization for the Company entered by the United States Bankruptcy Court for the District of New Jersey on November 1, 1994 (incorporated by reference to Exhibit

               99(b) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*         (b)  Order Authorizing Sale of Shares and Related Assets entered by the United States Bankruptcy Court for the District of New Jersey on November 1, 1994 (incorporated by reference to Exhibit 99(a) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

- --------------
*  Incorporated by reference.

          The foregoing list omits instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of each such instrument or agreement to the SEC upon request.

          Exhibits not filed herewith are incorporated by reference to the exhibits to prior filings indicated in parenthesis.

          (b)    REPORTS ON FORM 8-K:

          During the fourth quarter of 1995, the Company filed a Current Report on Form 8-K, dated November 1, 1995, concerning item 2, with the Commission on November 3, 1995.

                             NEW VALLEY CORPORATION

                 Form 10-K for the Year Ended December 31, 1995
                   Items 6, 7, 8, 14(a)(1) and (2), and 14(d)

                    Index to Selected Financial Information,
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations,
             Financial Statements and Financial Statement Schedules

      Selected Financial Information, Management's Discussion and Analysis
               of Financial Condition and Results of Operations,
   Financial Statements and Schedules of the Registrant and its subsidiaries, required to be included in Items 6, 7, 8, 14(a)(1) and (2), and 14(d)
                               are listed below:

                                                                        Page
                                                                        ----

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS...........................................   19

FINANCIAL STATEMENTS:

  Reports of Independent Accountants .................................  F-1

  Consolidated Balance Sheets as of December 31, 1995 and 1994......... F-3

  Consolidated Statements of Operations for the years ended
     December 31, 1995, 1994 and 1993.................................. F-4

  Consolidated Statements of Changes in Non-Redeemable Preferred
     Shares, Common Shares and Other Capital (Deficit) for the
     years ended December 31, 1995, 1994 and 1993.....................  F-6

  Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993.................................  F-7

  Notes to Consolidated Financial Statements..........................  F-9

QUARTERLY FINANCIAL DATA (UNAUDITED).................................. F-29

SELECTED FINANCIAL DATA............................................... F-30

FINANCIAL STATEMENT SCHEDULES:

  Schedule II - Valuation and Qualifying Accounts..................... F-32

Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in the Consolidated Financial Statements or accompanying Notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
  Shareholders of New Valley Corporation

     We have audited the accompanying consolidated balance sheet of New Valley Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in non-redeemable preferred shares, common shares and other capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Valley Corporation and subsidiaries at December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.


Miami, Florida
April 10, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
  Shareholders of New Valley Corporation

     In our opinion, the consolidated financial statements as of December 31, 1994, appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of New Valley Corporation and its subsidiaries (the "Company") at December 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluation the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP


Morristown, New Jersey
March 24, 1995

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       ---------------------------------
                                                                                  December 31,
                                                                       ---------------------------------
                                                                       ---------------------------------
                                                                             1995              1994
                                                                       ---------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                            $  51,742          $   376,170
    Investment securities                                                  241,526
    Contract receivable                                                                         300,000
    Restricted assets                                                       22,919              354,639
    Receivable from clearing brokers                                        13,752
    Other current assets                                                     3,546                8,400
                                                                         ---------          -----------
         Total current assets                                              333,485            1,039,209
                                                                         ---------          -----------

Investment securities                                                          517
Assets of discontinued operations held for sale                                                   5,400
Restricted assets                                                           15,086               25,000
Long-term investments, net                                                  29,512
Other assets                                                                 7,222                  282
                                                                         ---------          -----------
         Total assets                                                    $ 385,822          $ 1,069,891
                                                                         =========          ===========

LIABILITIES AND CAPITAL (DEFICIT)

Current liabilities:
    Margin loan payable                                                  $  75,119
    Accounts payable and accrued liabilities                                27,712          $    10,931
    Prepetition claims and restructuring accruals                           33,392              619,833
    Dividend payable                                                                             75,070
    Income taxes                                                            20,283               31,907
    Securities sold, not yet purchased                                      13,047
    Current portion of long-term obligations                                 8,367               16,619
                                                                         ---------          -----------
         Total current liabilities                                         177,920              754,360
                                                                         ---------          -----------

Deferred income taxes payable                                                                    19,572
Long-term obligations                                                       11,967               16,605
Redeemable preferred shares                                                226,396              317,798

Commitments and contingencies

Non-redeemable preferred shares, Common Shares and other
    capital (deficit):
       Cumulative preferred shares; liquidation preference of $69,769,
          dividends in arrears:  1995 - $95,118; 1994 - $76,700                279                  279
       Common Shares, $.01 par value; 850,000,000 shares
         authorized; 191,551,586 and 188,725,550 shares
         outstanding                                                         1,916                1,887
       Additional paid-in capital                                          679,058              692,001
       Accumulated deficit                                                (714,364)            (732,611)
       Unrealized appreciation on investment securities, net of
         taxes of $294                                                       2,650
                                                                         ---------          -----------
Total non-redeemable preferred shares, Common
    Shares and other capital (deficit)                                     (30,461)             (38,444)
                                                                         ---------          -----------

Total liabilities and capital (deficit)                                  $ 385,822          $ 1,069,891
                                                                         =========          ===========


          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         ------------------------------------------------
                                                                            Year Ended
                                                         ------------------------------------------------
                                                         December 31,      December 31,      December 31,
                                                         ------------------------------------------------
                                                             1995              1994              1993
                                                         ------------------------------------------------

Revenues:
    Principal transactions, net                           $  18,237
    Commissions                                               9,888
    Interest and dividends                                   21,047        $     7,104        $  3,369
    Other income                                             18,558              3,277             475
                                                          ---------        -----------        --------

      Total revenues                                         67,730             10,381           3,844
                                                          ---------        -----------        --------
Costs and expenses:
    Employee compensation and benefits                       30,994                219
    Interest                                                  2,102                643           2,752
    Provision for (recovery of) restructuring charges        (2,044)            22,734           9,035
    Write-down of long-term investments (Note 6)             11,790
    Other expenses                                           23,222              2,550           3,247
                                                          ---------        -----------        --------

      Total costs and expenses                               66,064             26,146          15,034
                                                          ---------        -----------        --------

Income (loss) from continuing operations before income
    taxes and extraordinary items                             1,666            (15,765)        (11,190)
Income tax provision (benefit)                                  292               (500)           (225)
                                                          ---------        -----------        --------

Income (loss) from continuing operations before
    extraordinary items                                       1,374            (15,265)        (10,965)
                                                          ---------        -----------        --------

Discontinued operations (Note 3):
    Income from discontinued operations, net
      of income taxes of $480, $5,500, and
      $1,325, respectively                                    4,315             79,625          38,368
    Gain on disposal of discontinued operations, net
      of income taxes of $1,400 and $52,000                  12,558          1,056,081
                                                          ---------        -----------        --------

        Income from discontinued operations                  16,873          1,135,706          38,368
                                                          ---------        -----------        --------

Income before extraordinary items                            18,247          1,120,441          27,403

Extraordinary items:
    Loss on extinguishment of debt, net of income
      taxes of $3,475 (Note 15)                                               (110,500)
    Gain on extinguishment of lease obligation (Note 8)                                          8,417
                                                          ---------        -----------        --------

Net income                                                   18,247          1,009,941          35,820

Dividends on preferred shares - undeclared                  (72,303)           (80,037)        (68,706)
Excess of carrying value of redeemable preferred
    shares over cost of shares purchased                     40,342
                                                          ---------        -----------        --------

Net income (loss) applicable to Common Shares             $ (13,714)       $   929,904        $(32,886)
                                                          =========        ===========        ========


          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              ------------------------------------------------
                                                                                 Year Ended
                                                              ------------------------------------------------
                                                              December 31,      December 31,      December 31,
                                                              ------------------------------------------------
                                                                  1995              1994              1993
                                                              ------------------------------------------------

Income (loss) per common share:

    Continuing operations before extraordinary items          $       (.16)     $       (.50)     $       (.42)
    Discontinued operations                                            .09              6.03               .20
                                                              ------------      ------------      ------------

    Before extraordinary items                                        (.07)             5.53              (.22)
    Extraordinary items                                              --                 (.59)              .04
                                                              ------------      ------------      ------------

    Net income (loss)                                         $       (.07)     $       4.94      $       (.18)
                                                              ============      ============      ============

Number of shares used in computation                           191,086,000       188,298,000       187,723,000
                                                              ============      ============      ============

Income (loss) per common share assuming full dilution:

    Continuing operations before extraordinary items          $       (.16)     $       (.37)     $       (.42)
    Discontinued operations                                            .09              5.36               .20
                                                              ------------      ------------      ------------

    Before extraordinary items                                        (.07)             4.99              (.22)
    Extraordinary items                                                 --              (.52)              .04
                                                              ------------      ------------      ------------

    Net income (loss)                                         $       (.07)     $       4.47      $       (.18)
                                                              ============      ============      ============

Number of shares used in computation                           191,086,000       211,558,000       187,723,000
                                                              ============      ============      ============

Supplemental information:
    Additional interest expense, absent
      the Chapter 11 filing                                   $      2,314      $     46,927      $     46,927
                                                              ============      ============      ============


          See accompanying Notes to Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NON-REDEEMABLE PREFERRED
                SHARES, COMMON SHARES AND OTHER CAPITAL (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   --------------------------------------------------------------------------------
                                                     $3.00 Class B
                                                   Preferred Shares     Common Shares       Additional
                                                   ----------------     -------------        Paid In      Accumulated    Unrealized
                                                   Shares   Amount     Shares   Amount      Capital        Deficit     Appreciation
                                                   --------------------------------------------------------------------------------

Balance December 31, 1992                          3,025    $ 303      186,163   $1,862     $809,215     $(1,778,372)

   Net income                                                                                                 35,820
   Undeclared dividends and accretion
     on redeemable preferred shares                                                          (54,149)
   Conversion of preferred shares                   (234)     (24)       1,951       19            5
   Accrued compensation associated
     with stock options granted                                                                  450
                                                   -----    -----      -------   ------     --------     -----------
Balance December 31, 1993                          2,791      279      188,114    1,881      755,521      (1,742,552)

   Net income                                                                                              1,009,941
   Undeclared dividends and accretion
     on redeemable preferred shares                                                          (63,635)
   Conversion of preferred shares                                            3
   Exercise of stock options                                               609        6          115
                                                   -----    -----      -------   ------     --------     -----------
Balance, December 31, 1994                         2,791      279      188,726    1,887      692,001        (732,611)

   Net income                                                                                                 18,247
   Undeclared dividends and accretion
     on redeemable preferred shares                                                          (53,821)
   Purchase of redeemable preferred
     shares                                                                                   40,342
   Exercise of stock options                                             2,825       29          536
   Unrealized appreciation on investment
     securities, net of taxes                                                                                             $2,650
                                                   -----    -----      -------   ------     --------     -----------      ------
Balance, December 31, 1995                         2,791    $ 279      191,551   $1,916     $679,058     $  (714,364)     $2,650
                                                   =====    =====      =======   ======     ========     ===========      ======



          See accompanying Notes to Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             ------------------------------------------
                                                                                       Year Ended December 31,

                                                                             ------------------------------------------
                                                                             ------------------------------------------
                                                                              1995              1994              1993

                                                                             ------------------------------------------

Cash flows from operating activities:
   Net income                                                                $  18,247      $ 1,009,941      $  35,820
   Adjustments to reconcile net income to net
    cash used for operating activities:
     Gain on disposal of business                                              (12,558)      (1,056,081)
     Income from discontinued operations                                        (4,315)         (79,625)       (38,368)
     Provision for loss on long-term investments                                11,790
     Reversal of restructuring accruals                                         (2,044)            (318)        (2,117)
     Extraordinary loss (gain)                                                                  110,500         (8,417)
     Financial restructuring costs                                                               23,052         11,152
     Changes in assets and liabilities, net of effects from acquisition:
       Decrease (increase) in receivables and other assets                      12,292           (7,571)           160
       Decrease in income taxes payable and deferred taxes                     (32,517)
       Decrease in securities sold not yet purchased                            (9,359)
       Increase (decrease) in accounts payable and accrued
         liabilities                                                             5,223          (16,896)       (12,635)
                                                                             ---------      -----------      ---------

Net cash used for operating activities                                         (13,241)         (16,998)       (14,405)
                                                                             ---------      -----------      ---------
Cash flows from investing activities:
     Net proceeds from disposal of business                                     17,540          467,822
     Payment of prepetition claims and restructuring accruals                 (584,397)
     Collection of contract receivable                                         300,000
     Decrease (increase) in restricted assets                                  341,634         (367,378)
     Sale or maturity of investment securities                                 250,129
     Purchase of investment securities                                        (458,017)
     Purchase of long-term investments                                         (77,411)
     Sale or liquidation of long-term investments                               36,109
     Payment for purchase of Ladenburg, net of cash acquired                   (25,750)
                                                                             ---------      -----------

Net cash provided from (used for) investing activities                        (200,163)         100,444
                                                                             ---------      -----------
Cash flows from financing activities:
     Payment of preferred dividends                                           (132,162)
     Purchase of Class A preferred stock                                       (47,761)
     Increase in margin loan payable                                            75,119
     Payment of long-term obligations                                          (12,890)
     Exercise of stock options                                                     565
                                                                             ---------

Net cash used for financing activities                                        (117,129)
                                                                             ---------


Expenses of financial restructuring                                                             (23,052)       (11,152)
                                                                                            -----------      ---------
Net cash provided from discontinued operations                                   6,105          139,410         71,417
                                                                             ---------      -----------      ---------

Net (decrease) increase in cash and cash equivalents                          (324,428)         199,804         45,860
Cash and cash equivalents, beginning of year                                   376,170          176,366        130,506
                                                                             ---------      -----------      ---------

Cash and cash equivalents, end of year                                       $  51,742      $   376,170      $ 176,366
                                                                             =========      ===========      =========


          See accompanying Notes to Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    ---------------------------------
                                                          Year Ended December 31,
                                                    ---------------------------------
                                                    ---------------------------------
                                                     1995         1994          1993
                                                    ---------------------------------

Supplemental cash flow information:
   Cash paid during the year for:
     Interest (including capital leases and
     excluding interest on prepetition claims)      $  2,105    $     476     $ 2,915
     Income taxes                                     33,662          882         834
   Non-cash investing and financing activities:
     Contract receivable                                          300,000
     Pension liability discharge                                  245,000
     Capital leases                                                             4,982

Detail of Ladenburg acquisition:
   Fair value of assets acquired                      59,066
   Liabilities assumed                                32,316
                                                    --------
   Cash paid                                          26,750
   Less cash acquired                                  1,000
                                                    --------
   Net cash paid for acquisition                      25,750
                                                    ========



          See accompanying Notes to Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION

     Principles of Consolidation

     The consolidated financial statements include the accounts of New Valley Corporation (the "Company") and its majority owned subsidiaries (collectively, "New Valley"). All significant intercompany transactions are eliminated in consolidation.

     Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform to the 1995 presentation.

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

     On November 1, 1994, the Bankruptcy Court entered an order confirming the First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). The terms of the Joint Plan provided for, among other things, the sale of Western Union Financial Services Company, Inc. ("FSI"), a wholly-owned subsidiary of the Company, and certain other Company assets related to FSI's money transfer business, payment in cash of all allowed claims, payment of postpetition interest in the amount of $178,000 to certain creditors, a $50 per share cash dividend to the holders of the Company's $15.00 Class A Increasing Rate Cumulative Senior Preferred
     Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Senior Preferred Shares"), a tender offer by the Company for up to 150,000 shares of the Class A Senior Preferred Shares, at a price of $80 per share, and the reinstatement of all of the Company's equity interests.

     On November 15, 1994, pursuant to the Asset Purchase Agreement, dated as of October 20, 1994, as amended (the "Purchase Agreement"), by and between the Company and First Financial Management Corporation ("FFMC"), FFMC purchased all of the common stock of FSI and other assets relating to FSI's money transfer business for $1,193,000 (the "Purchase Price"). The Purchase Price consisted of $593,000 in cash, $300,000 representing the assumption of the Western Union Pension Plan obligation, and $300,000 paid on January 13, 1995 for certain intangible assets of FSI. The Purchase Agreement contained various terms and conditions, including the escrow of $45,000 of the Purchase Price, a put option by the Company to sell to FFMC, and a call option by FFMC to purchase, Western Union Data Services Company, Inc., a wholly-owned subsidiary of the Company engaged in the messaging service business (the "Messaging Services Business"), for $20,000, exercisable during the first quarter of 1996, and various services agreements between the Company and FFMC.

     On January 18, 1995, the effective date of the Joint Plan, the Company paid approximately $550,000 on account of allowed prepetition claims and emerged from bankruptcy. At December 31, 1995, the Company had accrued $33,392 for unsettled prepetition claims and restructuring accruals (see
     Note 15).

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     On October 31, 1995, the Company completed the sale of substantially all of the assets (exclusive of certain contracts), and conveyed substantially all of the liabilities of the Messaging Services Business to FFMC for $20,000, which consisted of $17,540 in cash and $2,460 in cancellation of intercompany indebtedness. The sale of the Messaging Services Business was effective as of October 1, 1995, and the Company recognized a gain on the sale of such business of $12,558, net of income taxes of $1,400.

2.   ACQUISITION

     On May 31, 1995, the Company consummated its acquisition of Ladenburg, Thalmann & Co. Inc. ("Ladenburg"), a registered broker-dealer and investment bank, for $25,750, net of cash acquired. The acquisition was treated as a purchase for financial reporting purposes and, accordingly, these consolidated financial statements include the operations of Ladenburg from the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired of $1,342 has been recorded as goodwill to be amortized on the straight-line basis over 15 years.

     Unaudited pro-forma data giving effect to the acquisition of Ladenburg as if it had been consummated as of January 1, 1994 are shown below. The unaudited pro-forma data do not purport to be indicative of what would have occurred had the acquisition been consummated as of such date.

                                                    Year Ended December 31,
                                                     1995            1994
                                                     ----            ----

Revenues                                          $ 93,072      $    69,251
Income (loss) from continuing
   operations before extraordinary item              1,633          (13,699)
Income before extraordinary item                    18,506        1,122,007
Net income                                          18,506        1,011,507
Net income (loss) applicable to
   common shares                                   (13,455)         931,470
Net income (loss) per common share                    (.07)            4.95


3.   DISCONTINUED OPERATIONS

     As noted above, the Company sold FSI during the fourth quarter of 1994 and sold the Messaging Services Business effective October 1, 1995. Accordingly, the financial statements reflect the financial position and the results of operations of the discontinued operations of FSI and the Messaging Services Business separately from continuing operations which principally consisted of the investment banking and brokerage business of Ladenburg and income derived from its other investments at December 31, 1995.


     Operating results of the discontinued operations, as shown below, include the operations of the Messaging Services Business for the nine months ended September 30, 1995 and the operations of FSI and Messaging Services Business for the years ended December 31, 1994 and 1993.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

                                                Year Ended December 31,
                                         1995           1994            1993
                                         ----           ----            ----

Revenues                                $37,771        $489,916        $477,349
                                        =======        ========        ========
Operating Income                        $ 4,795        $ 85,125        $ 39,693
                                        =======        ========        ========
Income before income taxes              $ 4,795        $ 85,125        $ 39,693
Provision for income taxes                  480           5,500           1,325
                                        -------        --------        --------
Net income                              $ 4,315        $ 79,625        $ 38,368
                                        =======        ========        ========


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents. The Company considers all highly liquid financial instruments with an original maturity of less than three months to be cash equivalents.

     Fair Value of Financial Instruments. Investments in securities and securities sold, not yet purchased traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the reporting period. Futures contracts are valued at their last reported sales price. Investments in securities, principally warrants, which have exercise or holding period restrictions, are valued at fair value as determined by the Company's management based on the intrinsic value of the warrants discounted for such restrictions.

     Investment Securities. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires certain investments in debt and marketable equity securities be classified as either trading, available for sale, or held to maturity. Trading securities are carried at fair value, with unrealized gains and losses included in income. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity (deficit). Debt securities classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other income, except for those relating to the Company's broker-dealer subsidiary which are included in principal transactions revenues. The cost of securities sold is determined based on average cost.

     Restricted Assets. At December 31, 1995, the current and noncurrent portions of restricted assets consisted primarily of $28,200 held in escrow pursuant to the sale of FSI to FFMC, which have been classified based on the terms of the Purchase Agreement and the anticipated release of the escrow. Restricted assets consists of investments in U.S. government bonds. At December 31, 1994, restricted assets consisted of $334,600 held in escrow for certain debenture holders, which monies were released on January 18, 1995, in addition to $45,000 held in escrow pursuant to the Purchase Agreement. In addition, pursuant to certain provisions contained in the Joint Plan, the Company's cash and cash equivalents held at December 31, 1994 were restricted to short-term high grade marketable securities until January 18, 1995.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     Depreciation. Property and equipment (including equipment subject to capital leases) is depreciated over the estimated useful lives, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, if shorter. As property and equipment is retired, its cost and the related accumulated depreciation are eliminated. Depreciation expense was $600, $9,000 and $12,400 in 1995, 1994 and 1993, respectively. Depreciation expense for 1994 and 1993 is included in discontinued operations.

     Income Taxes. At December 31, 1995, the Company had $84,678 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax assets as it is presently deemed more likely than not that the benefit of the tax assets will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets. The provision for income taxes, which represented the effect of the Alternative Minimum Tax and state income taxes, for the three years ended December 31, 1995, 1994 and 1993, does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the reduction in the valuation allowance relating to deferred tax assets.

     Securities Sold, Not Yet Purchased. Securities sold, but not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and thereby creates a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions involve, to varying degrees, elements of market risk, as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased, may exceed the amount recognized in the consolidated statement of financial condition. At December 31, 1995, securities sold, but not yet purchased, consisted of $10,293 of equity and index options and $2,754 of common stock.

     Income (Loss) Per Common Share. Net income (loss) per common share is based on the weighted average number of Common Shares outstanding. Net income
     (loss) per common share represents net income (loss) after dividends on redeemable and non-redeemable preferred shares (undeclared) and any adjustment for the difference between excess of carrying value of redeemable preferred shares and the cost of the shares purchased. Net income (loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the conversion of convertible preferred shares if such conversion was dilutive.

     New Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and that long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS No. 121 to have a material effect on its financial position or results of operations.

5.   INVESTMENT SECURITIES

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains of $2,944 ($3,252 of unrealized gains and $308 of unrealized losses) included as a separate component of stockholders' equity (deficit). The Company had net realized gains on sales of

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     investment securities available for sale of $6,736 ($9,223 of realized gains and $2,487 of realized losses) for the year ended December 31, 1995.

     In August 1995, the Company received approval from the Federal Trade Commission to purchase up to 15% of the voting securities of RJR Nabisco Holdings Corp. ("RJR Nabisco"). As of December 31, 1995, the Company, through a wholly-owned subsidiary, held approximately 4.9 million shares of RJR Nabisco common stock, par value $.01 per share (the "RJR Nabisco Common Stock"), with a market value of $150,446 (cost of $149,005). The Company's investment in RJR Nabisco collateralizes margin loan financing of $75,119 at December 31, 1995. This margin loan bears interest at .25% below the broker's call rate (6.5% at December 31, 1995).

     At December 31, 1995, investment securities consisted of the following:

          Securities available for sale                            $210,832
          Trading securities                                         31,211
                                                                   --------

          Total                                                    $242,043
                                                                   ========

     The details of the investment categories by type of security at December 31, 1995 are as follows:

                                                                         Fair
                                                         Cost            Value
                                                         ----            -----

Available for Sale:
      Marketable equity securities:
         RJR Nabisco common stock                      $149,005        $150,446
         Other marketable securities                      9,147          10,506
                                                       --------        --------
         Total marketable equity securities             158,152         160,952
      U.S. government securities                         49,219          49,363
      Marketable debt securities (long-term)                517             517
                                                       --------        --------
      Total securities available for sale               207,888         210,832
Trading Securities (Ladenburg):
      Marketable equity securities                       21,431          21,828
      Equity and index options                            6,253           6,134
      Other securities                                    2,585           3,249
                                                       --------         -------
      Total trading securities                           30,269          31,211
                                                       --------        --------
Total Investment securities                             238,157         242,043
Less long-term portion of investment securities             517             517
                                                       --------        --------
Investment securities - current portion                $237,640        $241,526
                                                       ========        ========



     The $517 long-term portion of investment securities at cost consists of marketable debt securities which mature in three years.

     On October 17, 1995, the Company entered into an agreement, as amended (the "Agreement"), with High River Limited Partnership ("High River"), an entity owned by Carl C. Icahn. Pursuant to the Agreement, the Company sold approximately 1.6 million shares of RJR Nabisco Common Stock to High River for an aggregate purchase price of $51,000 and the parties agreed that the Company and High River would each invest up to approximately $250,000 in shares of RJR Nabisco Common Stock, subject to certain conditions and limitations. Any party to the Agreement may terminate it at any time, although under certain circumstances, the terminating party will be required to pay a fee of $50,000 to the nonterminating party. The Agreement also provides for the parties to pay certain other fees to each other under certain circumstances, including a fee to High River equal to 20% of the

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     Company's profit on its RJR Nabisco Common Stock, after certain expenses as defined in the Agreement.

     On December 27, 1995, the Company entered into an agreement with Brooke Group Ltd. ("Brooke"), an affiliate of the Company, pursuant to which it agreed to pay directly or reimburse Brooke and its subsidiaries for reasonable out-of-pocket expenses incurred in connection with Brooke's solicitation of consents and proxies from the shareholders of RJR Nabisco. The Company has also agreed to pay to a wholly-owned subsidiary of Brooke a fee of 20% of the net profit received by the Company or its subsidiaries from the sale of shares of RJR Nabisco Common Stock after the Company and its subsidiaries have achieved a rate of return of 20% and after deduction of certain expenses incurred by the Company and its subsidiaries, including the cost of the consent and proxy solicitations and of acquiring the shares of common stock. The Company has also agreed to indemnify Brooke and its affiliates against certain liabilities arising out of the solicitations.

     On December 28, 1995, the Company, Brooke and Liggett, a wholly-owned subsidiary of Brooke, engaged Jefferies & Company, Inc. ("Jefferies") to act as a financial advisor in connection with the Company's investment in RJR Nabisco and Brooke's solicitation of consents and proxies (as amended on February 28, 1996 and April 9, 1996, the "Jefferies Agreement"). The Company has (i) paid to Jefferies an initial fee of $1,500 and (ii) agreed to pay to Jefferies for the period commencing January 1, 1996 and ending March 31, 1996 monthly fees of $250 (which increased to $500 on February 20, 1996 and was pro rated for February) and, in addition, until March 31, 1996, an additional monthly fee of $100, and during the month of April 1996, a $160 fee. The companies also have agreed to pay Jefferies 10% of the net profit (up to a maximum of $15,000) with respect to RJR Nabisco Common Stock (including the distributions made by RJR Nabisco) held or sold by these companies and their affiliates after deduction of certain expenses, including the costs of the solicitations and the costs of acquiring the RJR Nabisco Common Stock. The Company has also agreed to indemnify Jefferies against certain liabilities arising out of the solicitations.

     During 1995, the Company expensed $3,879 relating to the RJR Nabisco investment. Included in this amount is $1,419 in out-of-pocket expenses owed to Brooke at December 31, 1995 pursuant to the Brooke agreement. In February 1996, the Company acquired 269,200 additional shares in RJR Nabisco for an aggregate consideration of $9,220. The Company's investment in RJR Nabisco decreased from a $1,440 unrealized gain at December 31, 1995 to a $2,082 unrealized loss at March 29, 1996. Since January 1, 1996, the Company expensed approximately $6,000 relating to its RJR Nabisco investments.

6.   LONG-TERM INVESTMENTS

     At December 31, 1995, long-term investments consisted of investments in the following:

                                              Carrying           Fair
                                                Value           Value
                                                -----           -----

        Limited partnerships                   $18,715         $23,200
        Foreign corporations                     6,000           6,000
        Joint venture                            3,796           3,796
        U.S. corporation                         1,001           1,001
                                               -------         -------

        Total                                  $29,512         $33,997
                                               =======         =======

     The principal business of the limited partnerships is investing in investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     values of the underlying investment portfolio. At December 31, 1995, the Company had committed to fund one of the limited partnerships up to an additional $20,000. The investment in foreign corporations is currently comprised of an indirect ownership of a 1.9% interest in a Brazilian airplane manufacturer (the "Brazilian Investment") acquired for $12,698, and a 10% equity interest in a company that owns a 33.3% interest in a Russian commercial bank (the "Russian Investment") acquired for $2,000. The joint venture represents an investment of $6,888 in bonds of a foreign republic with a face amount of $12,654 at December 31, 1995. The joint venture partner is in the process of litigation to collect the amounts owed under these bonds. During the fourth quarter of 1995, the Company determined that an other than temporary impairment in the value of its Brazilian Investment and its investment in the joint venture had occurred. Accordingly, $11,790 was provided for the Brazilian Investment and for the investment in the joint venture as an impairment charge in 1995. The investment in a U.S. corporation represents a minority equity interest in a computer software company.

7.   PENSIONS AND RETIREE BENEFITS

     New Valley has a Profit Sharing Plan (the "Plan") for substantially all employees of Ladenburg. The Plan includes three features: a 401(k) option, profit sharing, and a deferred compensation vehicle. The 401(k) is funded solely by employee contributions. Contributions to the profit sharing portion of the Plan are made by Ladenburg on a discretionary basis. The deferred compensation feature of the Plan enables non-salaried employees to invest up to 15% of their pre-tax annual compensation. For the year ended December 31, 1995, employer contributions to the Plan were approximately $200, excluding those made under the deferred compensation feature described above.

     During 1994 and 1993, New Valley maintained a suspended defined benefit plan and two defined contribution plans which covered virtually all full-time employees. Total pension costs accrued under all plans was $18,900 and $25,100 in 1994 and 1993, respectively. All pension costs for 1994 and 1993 are included in the results of the discontinued operations. Contributions were made to the pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). As discussed in Note 1, the liabilities related to these pension plans were assumed by FFMC on November 15, 1994. These liabilities aggregated approximately $245,000 at the date of sale.

     Net pension cost accrued under defined benefit plans for 1994 and 1993 was:

                                                      Year Ended December 31,
                                                       1994             1993
                                                       ----             ----

         Service cost                               $  1,250         $  1,500
         Interest cost                                35,490           43,928
         Return on assets                            (21,448)         (55,046)
         Net amortization and deferral                    --           30,406
                                                    --------         --------

              Net pension cost                      $ 15,292         $ 20,788
                                                    ========         ========

     Actuarial assumptions underlying the above data for financial statement purposes were as follows:

                                                        1994           1993
                                                        ----           ----

         Discounted rates                             7.5-8.5%          7.5%
         Assumed rates of return on invested assets      10.0%         10.0%

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     The change in discount rates from 7.5% to 8.5% as of March 31, 1994 resulted in a $29,200 decrease in the minimum pension liability.

     New Valley made contributions to its suspended defined benefit pension plans in amounts necessary to meet minimum funding requirements under ERISA. Cash contributions to such suspended plans were $20,300 and $24,700 in 1994 and 1993, respectively. Pension expense for defined contribution plans was $3,100 and $3,500 in 1994 and 1993, respectively. Effective November 15, 1994, sponsorship of these defined contribution plans were assumed by FFMC.

8.   COMMITMENT AND CONTINGENCIES

     Leases

     New Valley is currently obligated under two noncancelable lease agreements for office space, expiring in December 1996 and December 2015, respectively. The following is a schedule by fiscal year of future minimum rental payments required under the agreements that have noncancelable terms of one year or more at December 31, 1995:

          1996                                                            $ 2,058
          1997                                                              3,327
          1998                                                              3,324
          1999                                                              3,047
          2000                                                              3,047
          2001 and thereafter                                              56,020
                                                                          -------

                                                                          $70,823
                                                                          =======

     During 1994 and 1993, New Valley leased certain real properties for use as customer service centers, corporate headquarters and sales offices. It also leased certain data communications terminals, electronic data processing equipment and automobiles. Effective November 15, 1994, virtually all of these leases were assumed by FFMC as part of the sale of FSI.

     Rental expense for operating leases for the years ended 1995, 1994 and 1993 was $1,677, $3,600, and $1,200, respectively. Virtually all of the rental expense for the years ended 1994 and 1993 are included in the results of the discontinued operations.

     In December 1993, an $8,400 extraordinary gain was recorded as a result of the extinguishment of a capital lease obligation associated with the Company's former corporate headquarters.

     Lawsuits

     The Company is a defendant in various lawsuits and may be subject to unasserted claims primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. These lawsuits involve claims for substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     Investment Company Act

     The Investment Company Act of 1940, as amended (the "Investment Company Act") and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having a "value" in excess of 40% of a company's "total assets" (exclusive of Government securities and cash items) on an unconsolidated basis. Following dispositions of its then operating businesses pursuant to the Joint Plan, the Company was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2 thereunder, which exemption expired on January 18, 1996. Prior to such date, through the Company's acquisition of the investment banking and brokerage business of Ladenburg and its acquisition of the Office Buildings and Shopping Centers (see Note 21), the Company was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities, and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, the Company is required to determine the value of its total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If the Company were required to register under the Investment Company Act, it would be subject to a number of material restrictions on its operations, capital structure and management, including without limitation its ability to enter into transactions with affiliates.

9.   FEDERAL INCOME TAX

     In January 1993, New Valley prospectively adopted SFAS No. 109 "Accounting for Income Taxes" which changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. New Valley files a consolidated Federal income tax return. Since 1993, Federal income tax provisions were based on Alternative Minimum Tax rates.

     The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pretax income from continuing operations as a result of the following differences:

                                                            1995         1994        1993
                                                            ----         ----        ----

    Provision (credit) under statutory U.S. tax rates     $   583      $(5,518)     $(3,916)
    Increase (decrease) in taxes resulting from:
        Nondeductible items                                   543        2,100       (2,664)
        State taxes, net of Federal benefit                   180         (122)          --
        (Decrease) increase in valuation reserve           (1,014)       3,040        6,355
                                                          -------      -------      -------

              Income tax provision (benefit)              $   292      $  (500)     $  (225)
                                                          =======      =======      =======

     As described in Note 3, the Company sold FSI and the Messaging Services Business to FFMC and has therefore reflected these operations as discontinued. In addition, the Company recognized an extraordinary loss on the extinguishment of debt in 1994. Income taxes associated with discontinued operations and extraordinary items have been shown net of the utilization of the net operating loss carryforward and the change in other deferred tax assets.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     Deferred tax amounts are comprised of the following at December 31:

                                                           1995             1994
                                                           ----             ----

         Deferred Tax Assets:
             Net operating loss carryforward:
               Restricted net operating loss             $ 21,786         $  21,666
               Unrestricted net operating loss             51,156           120,336
             Other                                         14,592             8,750
                                                         --------         ---------

             Total deferred tax assets                     87,534           150,752
                                                         --------         ---------
         Deferred tax liabilities:
             Deferred gain on sale                             --          (105,000)
             Other                                         (2,856)          (13,512)
                                                         --------         ---------

         Total deferred tax liabilities                    (2,856)         (118,512)
                                                         --------         ---------

         Net deferred tax assets                           84,678            32,240
         Valuation allowance                              (84,678)          (51,812)
                                                         --------         ---------

         Deferred tax liability                          $     --         $ (19,572)
                                                         ========         =========

     As of December 31, 1994, virtually all of the Company's current and deferred income taxes payable of $31,900 and $19,600, respectively, resulted from income taxes on discontinued operations.

     In 1995, the Company identified additional potential tax benefits, principally relating to the amount of net operating losses and changes in tax rates. Since the Company deems it more likely than not that future taxable income will not be sufficient to realize the deferred tax assets, the valuation allowance was increased accordingly.

     In December 1987, New Valley consummated certain restructuring transactions that included certain changes in the ownership of New Valley's stock. The Internal Revenue Code restricts the amount of future income that may be offset by losses and credits incurred prior to an ownership change. New Valley's annual limitation on the use of its net operating losses is approximately $7,700, computed by multiplying the "long-term tax exempt rate" at the time of change of ownership by the fair market value of the company's outstanding stock immediately before the ownership change. The limitation is cumulative; any unused limitation from one year may be added to the limitation of a following year. Operating losses incurred subsequent to an ownership change are generally not subject to such restrictions.

     As of December 31, 1995, New Valley had consolidated net operating loss carryforwards of approximately $180,000 for tax purposes, which expire at various dates through 2007. Approximately $54,000 of net operating loss carryforwards constitute pre-change losses and $126,000 of net operating losses were unrestricted.

     New Valley's Federal income tax returns have been examined and settled through 1980. In addition, the Federal income tax returns for 1981 through 1991 have been preliminary surveyed by the IRS and no changes have been proposed. In addition, all years through 1991 are closed for audit by virtue of the statute of limitations except to the extent of net operating loss carryforwards.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

10.  LONG-TERM OBLIGATIONS

                                                                                  December 31,
                                                                       1995 (b)                     1994 (b)
                                                               ----------------------    ------------------------
                                                               Long-term      Current    Long-term        Current
                                                                portion       portion     portion         portion
                                                                -------       -------     -------         -------

          9% note payable due 7/14/92(a)                                                   $    --        $ 5,400
          Amount payable to FFMC pursuant to
             the purchase contract                             $ 3,500      $6,567          10,967         10,167
          Retiree and disability obligations                     8,467       1,800           5,638          1,052
                                                               -------      ------         -------        -------

          Total long-term obligations                          $11,967       $8,367        $16,605        $16,619
                                                               =======       ======        =======        =======

- ---------------
     (a)  The 9% Note that was due 7/14/92 was paid in February 1995.
     (b)  See Note 15 for additional information concerning Prepetition Claims.

     The maturity of the long-term portion at December 31, 1995 is as follows:
     1997 - $5,300, 1998 - $1,500, 1999 - $1,000, 2000 - $1,000, and $3,167
     thereafter.

11.  REDEEMABLE PREFERRED SHARES

     At December 31, 1995, the Company had authorized and outstanding 2,000,000 and 1,107,566, respectively, of its Class A Senior Preferred Shares. At December 31, 1994, there were 1,501,411 Class A Senior Preferred Shares outstanding. At December 31, 1995 and 1994, respectively, the carrying value of such shares amounted to $226,396 and $317,798, including undeclared dividends of $121,893 and $176,761, or $110.06 and $117.73 per share.

     The holders of Class A Senior Preferred Shares are currently entitled to receive a quarterly dividend, as declared by the Board, payable at the rate of $19.00 per annum. The Class A Senior Preferred Shares are mandatorily redeemable on January 1, 2003 at $100 per share plus accrued dividends. The Class A Senior Preferred Shares were recorded at their market value ($80 per share) at December 30, 1987, the date of issuance. The discount from the liquidation value is accreted, utilizing the interest method, as a charge to additional paid-in capital and an increase to the recorded value of the Class A Senior Preferred Shares, through the redemption date. As of December 31, 1995, the unamortized discount on the Class A Senior Preferred Shares was $6,254.

     In the event a required dividend or redemption is not made on the Class A Senior Preferred Shares, no dividends shall be paid or declared and no distribution made on any junior stock other than a dividend payable in junior stock. If at any time six quarterly dividends payable on the Class A Senior Preferred Shares shall be in arrears or such shares are not redeemed when required, the number of directors will be increased by two and the holders of the Class A Senior Preferred Shares, voting as a class, will have the right to elect two directors until full cumulative dividends shall have been paid or declared and set aside for payment. Such directors were designated pursuant to the Joint Plan in November 1994.

     Pursuant to the Joint Plan, the Company made an $80 per share cash tender offer for a maximum of 150,000 Class A Senior Preferred Shares. This tender offer expired February 17, 1995 and resulted

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     in a payment of $4,355 for 54,445 shares tendered and increased the Company's additional paid-in capital by $7,358.

     Pursuant to the Joint Plan, the Company declared a cash dividend in December 1994 on the Class A Senior Preferred Shares of $50 per share which was paid in January 1995. The Company declared and paid cash dividends on the Class A Senior Preferred Shares of $12.50 per share in July 1995 and $37.50 per share in September 1995. Undeclared dividends are accrued quarterly and such accrued and unpaid dividends shall accrue additional dividends in respect thereof compounded monthly at the rate of 19% per annum, both of which accruals are included in the carrying amount of redeemable preferred shares, offset by a charge to additional paid-in capital.

     On April 6, 1995, the Company's Board of Directors (the "Board") authorized the Company to repurchase as many as 200,000 shares of its Class A Senior Preferred Shares. The Company completed the repurchase for an aggregate consideration of $18,674 and thereafter, on June 21, 1995, the Board authorized the Company to repurchase as many as 300,000 additional shares. The Company repurchased in the open market 33,000 of such shares in July 1995 and 106,400 of such shares in September 1995 for an aggregate consideration of $24,732. The repurchase of the Class A Senior Preferred Shares increased the Company's additional paid-in capital by $26,266 for the 200,000 shares acquired and $6,718 for the 139,400 shares acquired based on the difference between the purchase price and the carrying values of the shares.

     For information on Class A Senior Preferred Shares owned indirectly by Brooke, see Note 17.

12.  PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

     The holders of the $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Preferred Shares"), 12,000,000 shares authorized and 2,790,776 shares outstanding as of December 31, 1995 and 1994, are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. Undeclared dividends are accrued quarterly at a rate of 12% per annum, and such accrued and unpaid dividends shall accrue additional dividends in respect thereof, compounded monthly at the rate of 12% per annum.

     Each Class B Preferred Share is convertible at the option of the holder into 8.3333 Common Shares based on a $25 liquidation value and a conversion price of $3.00 per Common Share.

     At the option of the Company, the Class B Preferred Shares are redeemable in the event that the closing price of the Common Shares equals or exceeds 140% of the conversion price at a specified time prior to the redemption. If redeemed by New Valley, the redemption price would equal $25 per share plus accrued dividends.

     In the event a required dividend is not paid on the Class B Preferred Shares, no dividends shall be paid or declared and no distribution made on any junior stock other than a dividend payable in junior stock. If at any time six quarterly dividends on the Class B Preferred Shares are in arrears, the number of directors will be increased by two, and the holders of Class B Preferred Shares and any other classes of preferred shares similarly entitled to vote for the election of two additional directors, voting together as a class, will have the right to elect two directors to serve until full cumulative dividends shall have been paid or declared and set aside for payment. Such two directors were designated pursuant to the Joint Plan in November 1994. During 1994 and 1993, 3,094 and 1,951,155 Common Shares, respectively, were issued upon conversion of 372 and 234,141 Class B Preferred Shares, respectively.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988. The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $95,118 and $76,700 at December 31, 1995 and 1994, respectively. These undeclared dividends represent $34.08 and $27.46 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

13.  COMMON SHARES

     Stock Warrants. In 1995, 1994 and 1993, no warrants were exercised. Stock warrants outstanding at December 31, 1995 are as follows:

                                                 Common Shares
                                                   Subject to          Exercise
       Date Issued                                  Warrants            Price         Expiration Date
       -----------                                  --------            -----         ---------------

       September 30, 1987                            220,000            $2.50         November 13, 1997
       October 30, 1987                              220,000            $2.50         November 13, 1997
                                                     -------

                                                     440,000
                                                     =======


     Stock Option Plans. Under the 1987 Stock Option Plan (the "1987 Plan"), options to purchase up to 30,000,000 Common Shares may be offered to key employees, including officers, and non-employee directors. Options may be issued at an exercise price of not less than 35% of the fair market value of the Common Shares at date of grant.

     A summary of transactions during 1995 and 1994 with respect to options is as follows:


                                                              Number
                                                             of Shares
                                                             Optioned          Price Range
                                                             --------          -----------

       Outstanding at January 1, 1994                       19,270,000         $.20 -- $.48
       Exercised                                              (608,750)            $.20
       Canceled, expired or terminated                      (1,675,300)            $.20
                                                           -----------
       Outstanding at December 31, 1994(a)                  16,985,950         $.20 -- $.48
       Exercised                                            (2,825,000)            $.20
       Canceled, expired or terminated                     (14,160,950)        $.20 -- $.48
                                                           -----------
       Outstanding at December 31, 1995                             --
                                                           ===========

- -------------------
       (a)    14,401,230 shares exercisable.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

14.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The composition of accounts payable and accrued liabilities is as follows:

                                                                       December 31,
                                                                   1995           1994
                                                                   ----           ----

          Accounts payable and accrued liabilities:
              Accrued compensation                               $ 6,981         $    95
              Taxes (property and miscellaneous)                   2,637           2,758
              Excise tax payable (a)                               6,000           6,000
              Accrued expenses and other liabilities              10,675           2,078
              Due to affiliates                                    1,419              --
                                                                 -------         -------

                  Total                                          $27,712         $10,931
                                                                 =======         =======

     (a) The Excise tax payable relates to an excise tax imposed on annual contributions to retirement plans that exceed a certain percentage of annual payroll. The Company intends to vigorously contest this tax liability.

15.  PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

     Those liabilities that are expected to be resolved as part of the Joint Plan are classified in the Consolidated Balance Sheets as prepetition claims. On January 18, 1995, approximately $550,000 of prepetition claims were paid pursuant to the Joint Plan. Another $36,000 of prepetition claims and restructuring accruals have been settled and paid since January 18, 1995. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.


                                                        December 31,     December 31,
                                                            1995             1994
                                                            ----             ----

          Debentures and notes(a)                                         $304,172
          Accrued interest - prepetition(a)                                 44,512
          Accrued interest - postpetition(b)              $  3,634         178,000
          Restructuring accruals(c)                         18,759          74,166
          Payable to connecting carriers                     3,405           7,648
          Money transfer payable(d)                          7,444           8,645
          Other, miscellaneous                                 150           2,690
                                                          --------        --------

                Total                                     $ 33,392        $619,833
                                                          ========        ========

- -------------------
     (a) The Company's debentures and notes, and accrued interest thereon, listed above were paid in full on January 18, 1995.

     (b) Prior to the Joint Plan being confirmed on November 1, 1994, no interest expense was accrued on prepetition claims since December 31, 1992. The terms of the Joint Plan provided for the

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


              payment of postpetition interest in the amount of $178,000. An extraordinary loss of $110,500 was recorded for the extinguishment of this debt.

     (c) Restructuring accruals at December 31, 1995 consisted of $15,600 of disputed claims, primarily related to leases and $3,200 of other restructuring accruals.

     (d) Represents unclaimed money transfers issued by the Company prior to January 1, 1990. The Company is currently in litigation in Bankruptcy Court seeking a determination that these amounts are not an obligation of the Company. There can be no assurance as to the outcome of the litigation.

16.  RESTRUCTURING CHARGES

     In 1995, 1994 and 1993, New Valley reversed $2,044, $300 and $2,100, respectively, of prior year restructuring accruals as a result of settlements on certain of its prepetition claims and vacated real estate lease obligations.

     In 1994 and 1993, New Valley incurred financial restructuring costs of $23,100 and $11,200, respectively, which consisted of professional fees related to its financial restructuring.

17.  RELATED PARTY TRANSACTIONS

     At December 31, 1995, Brooke, a company under the control of Bennett S. LeBow, Chairman of the Company's Board of Directors, held indirectly 79,794,229 Common Shares (approximately 41.7% of such class), 618,326 Class A Senior Preferred Shares (approximately 55.8% of such class) and 250,885 Class B Preferred Shares (approximately 9% of such Class) which represented in the aggregate 42.1% of all voting power. Several of the other officers and directors of the Company are also affiliated with Brooke. In 1995, the Company signed an expense sharing agreement with Brooke to share certain lease, legal and administrative expenses.
     The Company expensed approximately $600 under this expense sharing agreement in 1995.

     The Joint Plan imposes a number of restrictions on transactions between the Company and certain affiliates of the Company, including Brooke, and establishes certain restrictions on proposed investments.

     A director of the Company received a commission of $800 on the purchase of Ladenburg, of which $400 was paid by the Company and $400 was paid by the selling shareholders. Two directors of the Company are affiliated with law firms that rendered legal services to the Company. The Company paid these firms $1,083 during 1995 for legal services. An executive officer and director of the Company is a shareholder in a brokerage firm to which the Company paid $584 in brokerage commissions and other fees during 1995.

     In connection with their agreement to serve as Brooke nominees at RJR Nabisco's Annual Meeting, two directors of the Company were each paid $30 by Brooke during the fourth quarter of 1995. In addition, Brooke also entered into an agreement with each of the Brooke nominees whereby it has agreed to indemnify such nominees from and against any losses incurred by such nominees resulting from, relating to, or arising out of any claim in connection with the solicitation of proxies in support of the nominees' election at the Annual Meeting, including the right to be advanced by Brooke for any expenses incurred in connection with any such claim.

     In connection with the acquisition of the Office Buildings by the Company on January 10, 1996, a director of Brooke received a commission of $220 from the seller.

18.  OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     Ladenburg - As a nonclearing broker, Ladenburg's transactions are cleared by other brokers and dealers in securities pursuant to clearance agreements. Although Ladenburg clears its customers through other brokers and dealers in securities, Ladenburg is exposed to off-balance-sheet risk in the event that customers or other parties fail to satisfy their obligations. In accordance with industry practice, agency securities transactions are recorded on a settlement-date basis. Should a customer

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

     fail to deliver cash or securities as agreed, Ladenburg may be required to purchase or sell securities at unfavorable market prices.

     The clearing operations for Ladenburg's securities transactions are provided by several brokers. At December 31, 1995, substantially all of the securities owned and the amounts due from brokers reflected in the consolidated statement of financial condition are positions held at and amounts due from one clearing broker. Ladenburg is subject to credit risk should this broker be unable to fulfill its obligations.

     Financial Instruments - In the normal course of its business, the Company enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments consist of financial futures contracts and written index option contracts.

     Financial futures contracts provide for the delayed delivery of a financial instrument with the seller agreeing to make delivery at a specified future date, at a specified price. These futures contracts involve elements of market risk in excess of the amounts recognized in the consolidated statement of financial condition. Risk arises from changes in the values of the underlying financial instruments or indices. At December 31, 1995, the Company had commitments to purchase and sell financial instruments under futures contracts of $2,560 and $4,270, respectively.

     Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time from the seller ("writer") of the option and are settled in cash. The Company generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. As a writer of options, the Company receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option. At December 31, 1995, the Company had written options to sell units of various stock market indices with a contract amount of $338,650.

19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies described below. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange.


                                                           December 31, 1995
                                                        Carrying         Fair
                                                         Amount          Value
                                                         ------          -----

          Financial assets:
              Cash and cash equivalents                 $ 51,742       $ 51,742
              Investments (Note 5)                       242,043        242,043
              Restricted assets                           38,005         38,005
              Receivable from clearing broker             13,752         13,752
              Long-term investments (Note 6)              29,512         33,997
          Financial liabilities:
              Short-term loan                             75,119         75,119
              Redeemable preferred shares                226,396        161,704

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


For cash and cash equivalents, restricted assets, receivable from clearing broker, and short-term loan, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of the Company's redeemable preferred shares is based on their last reported sales price.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


20.  BUSINESS SEGMENT INFORMATION

     Prior to the acquisition of Ladenburg on May 1, 1995, virtually all of the Company's operating businesses were reported as discontinued operations. The following table presents certain financial information of the Company's broker-dealer operations of Ladenburg and the Company's corporate operations as of and for the year ended December 31, 1995.

                                           Broker-       Corporate
                                           Dealer        and Other        Total
                                           ------        ---------        -----
Revenues                                  $ 40,418       $ 27,312       $ 67,730
Operating income                               300          1,074          1,374
Identifiable assets                         61,175        324,647        385,822
Depreciation and amortization                  608           --              608
Capital expenditures                           372           --              372

21.  SUBSEQUENT EVENTS

     Purchase of Assets. On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers") for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in non-recourse mortgage financing. The Company paid $11,400 in cash and executed four promissory notes aggregating $100,000 for the Office Buildings. The Office Building notes bear interest at 7.5% and have terms of ten to fifteen years. These Office Buildings consist of two adjacent commercial office buildings in Troy, Michigan and two adjacent commercial office buildings in Bernards Township, New Jersey. The Shopping Centers were acquired for an aggregate purchase price of $72,500, consisting of $12,500 in cash and $60,000 in eight promissory notes. Each Shopping Center note has a term of five years, and bears interest at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term. The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia.

     The following pro forma condensed balance sheet gives effect to the purchase of real estate as if it had occurred on December 31, 1995.

                                                    As Reported       Pro Forma
                                                    -----------       ---------
          Assets:
              Current assets                         $ 333,485        $ 309,585
              Real estate, net                            --            183,900
              Other non-current assets                  52,337           52,337
                                                     ---------        ---------
                                                     $ 385,822        $ 545,822
                                                     =========        =========
          Liabilities:
              Current liabilities                    $ 177,920        $ 181,920
              Long-term debt                              --            156,000
              Other long-term liabilities               11,967           11,967
          Redeemable preferred shares                  226,396          226,396
          Shareholders' deficit                        (30,461)         (30,461)
                                                     ---------        ---------
                                                     $ 385,822        $ 545,822
                                                     =========        =========

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


     Acquisition. On January 11, 1996, New Valley, through a partnership controlled by New Valley, provided a $10,600 convertible bridge loan to finance Thinking Machines Corporation ("TMC"), a developer and marketer of parallel software of high-end and networked computer systems. In February 1996, the bridge loan was converted into a controlling interest in a partnership which holds 3.3 million common shares of TMC which represent 61.4% of the outstanding shares.

     Pro Forma Information. The following table presents unaudited pro forma results of continuing operations as if the acquisitions of Ladenburg, TMC and the Office Buildings and Shopping Centers had occurred on January 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been consummated as of such date.

                                                                      Year Ended
                                                                     December 31,
                                                                         1995
                                                                     ------------
          Revenues                                                    $ 143,680
          Net income                                                        641
          Net loss applicable to common shares                          (30,920)
          Net loss per common share                                        (.16)

     Class A Senior Preferred Shares. In January and February, 1996, the Company repurchased 72,104 Class A Senior Preferred Shares for $10,530. This repurchase of Class A Senior Preferred Shares increased the Company's additional paid-in capital by $4,279 based on the difference between the purchase price and the carrying value of the shares. The Company declared and paid a cash dividend of $10 per share on the Class A Senior Preferred Shares in March 1996.

     RJR Nabisco Equity Swap. On February 29, 1996, New Valley entered into a total return equity swap transaction (the Equity Swap Agreement") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco Common Stock. The transaction is for a period of up to six months, subject to earlier termination at the election of New Valley, and provides for New Valley to make a payment to the Counterparty of $1,537 upon commencement of the swap. At the termination of the transaction, if the price of the RJR Nabisco Common Stock during a specified period prior to such date (the "Final Price") exceeds $34.42, the price of the RJR Nabisco Common Stock during a specified period following the commencement of the swap (the "Initial Price"), the Counterparty will pay New Valley an amount in cash equal to the amount of such appreciation with respect to 1,000,000 shares of RJR Nabisco Common Stock plus the value of any dividends with a record date occurring during the swap period. If the Final Price is less than the Initial Price, then New Valley will pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to 1,000,000 shares of RJR Nabisco Common Stock, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco Common Stock, New Valley will not be required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the swap are being guaranteed by the Counterparty's parent, a large foreign bank, and New Valley has pledged certain collateral in respect of its potential obligations under the swap and has agreed to pledge additional collateral under certain conditions.
     At March 29, 1996, the Company had an unrealized loss on this swap transaction of approximately $4,200 and had pledged collateral of $11,806.

     Redomestication and Reverse Stock Split. The Company's Board of Directors has unanimously approved a proposal to change the Company's jurisdiction of incorporation from the State of New

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


York to the State of Delaware (the "Redomestication") pursuant to a merger between the Company and a newly formed wholly-owned subsidiary of the Company, which would also provide for a "reverse stock split" of the Company's Common Shares, that would reduce the number of such shares outstanding on a one-for-twenty-basis (the "Reverse Stock Split"). The Redomestication (and attendant Reverse Stock Split) is subject to the approval of the Company's shareholders at the Company's Annual Meeting of Shareholders in June 1996 in accordance with the New York Business Corporation Law.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         Quarters
                                                                         --------
                                                     1st          2nd           3rd               4th
                                                     ---          ---           ---               ---
1995:
     Revenues                                     $  7,669      $ 10,032      $ 21,514      $    28,515
     Expenses(b)                                     1,038         7,748        18,730           38,840
                                                  --------      --------      --------      -----------
     Income (loss) from continuing operations        6,631         2,284         2,784          (10,325)
     Discontinued operations(d)                      1,398         2,682           235           12,558
                                                  --------      --------      --------      -----------
     Net income                                   $  8,029      $  4,966      $  3,019      $     2,233
                                                  ========      ========      ========      ===========

     Income (loss) per Common Share:
       Income (loss) from continuing
         operations                               $   (.04)     $    .06      $   (.04)     $      (.14)
       Discontinued operations                         .01           .01            --              .07
                                                  --------      --------      --------      -----------
       Net income (loss)(c)                       $   (.03)     $    .07      $   (.04)     $      (.07)
                                                  ========      ========      ========      ===========

1994(a):
     Revenues                                     $    345      $    467      $    918      $     8,651
     Expenses(b)                                     5,528        13,420         7,497             (799)
                                                  --------      --------      --------      -----------

     Income (loss) from continuing operations
       before extraordinary item                    (5,183)      (12,953)       (6,579)           9,450
     Discontinued operations(d)                     17,587        29,226        26,071        1,062,822
                                                  --------      --------      --------      -----------
     Income before extraordinary item               12,404        16,273        19,492        1,072,272
     Extraordinary item(e)                              --            --            --         (110,500)
                                                  --------      --------      --------      -----------
     Net income                                   $ 12,404      $ 16,273      $ 19,492      $   961,772
                                                  ========      ========      ========      ===========

     Income (loss) per Common Share:
       Loss from continuing operations
         before extraordinary item                $   (.12)     $   (.18)     $   (.15)     $      (.06)
       Discontinued operations                         .09           .16           .14             5.64
       Extraordinary item                               --            --            --             (.59)
                                                  --------      --------      --------      -----------
       Net income (loss)(c)                       $   (.03)     $   (.02)     $   (.01)     $      4.99
                                                  ========      ========      ========      ===========

- -------------------

     (a) The quarterly financial data has been restated to reflect the discontinued operations of FSI and DSI.

     (b) Includes provision for Federal and state income taxes, and reorganization items. Includes write-down in carrying amount of certain investments of $11,790 in the 4th quarter of 1995. See
           Note 6.

     (c) Income (loss) per common share is determined after giving effect to dividends on preferred shares and the repurchase of such shares. The sum of quarterly income (loss) per share may not equal income (loss) per share for the year, because the per share data for each quarter and for the year is independently computed. Fully diluted earnings per share is anti-dilutive for all periods of 1995 and 1994, except for the 4th quarter of 1994. See Note 4.

     (d) Includes gain on sale of FSI in the 4th quarter of 1994 of $1,056,081, and gain on sale of the Messaging Services Business in the 4th quarter of 1995 of $12,558. See Note 1.

     (e)   Represents extraordinary loss on extinguishment of debt.  See Note
           15.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED FIVE-YEAR FINANCIAL SUMMARY
                (Dollars in Thousands, Except Per Share Amounts)


                                               ---------------------------------------------------------------------
                                                                        Year Ended December 31,
                                               ---------------------------------------------------------------------
                                                 1995             1994           1993          1992          1991
                                               ---------------------------------------------------------------------

OPERATING RESULTS:(a)
Total revenues                                  $ 67,730      $    10,381      $  3,844      $ 10,908      $ 11,400
Total costs and expenses(b)                       66,064           26,146        15,034        65,006        43,047
                                                --------      -----------      --------      --------      --------

Income (loss) from continuing operations
   before provision for income taxes and
   extraordinary items                             1,666          (15,765)      (11,190)      (54,098)      (31,647)
Provision (benefit) for income taxes                 292             (500)         (225)           --            --
                                                --------      -----------      --------      --------      --------

Income (loss) from continuing operations
   before extraordinary items                      1,374          (15,265)      (10,965)      (54,098)      (31,647)
Income (loss) from discontinued operations        16,873        1,135,706        38,368        34,173          (445)
                                                --------      -----------      --------      --------      --------

Income (loss) before extraordinary items          18,247        1,120,441        27,403       (19,925)      (32,092)
Extraordinary items(c)                                --         (110,500)        8,417            --            --
                                                --------      -----------      --------      --------      --------

Net income (loss)                                 18,247        1,009,941        35,820       (19,925)      (32,092)

Dividends on preferred shares(d)                 (72,303)         (80,037)      (68,706)      (60,086)      (52,148)
Excess of carrying value of redeemable
   preferred shares over cost of shares
   purchased                                      40,342               --            --            --            --
                                                --------      -----------      --------      --------      --------

Net income (loss) applicable to
   Common Shares                                $(13,714)     $   929,904      $(32,886)     $(80,011)     $(84,240)
                                                ========      ===========      ========      ========      ========

Per Common and equivalent share:

Primary:
   Income (loss) from continuing operations
     before extraordinary items                 $   (.16)     $      (.50)     $   (.42)     $   (.61)     $   (.46)
   Discontinued operations                           .09             6.03           .20           .18            --
   Extraordinary items                                --             (.59)          .04            --            --
   Net income (loss)                                (.07)            4.94          (.18)         (.43)         (.46)

Fully diluted:
   Income (loss) from continuing operations
     before extraordinary items                     (.16)            (.37)         (.42)         (.61)         (.46)
   Discontinued operations                           .09             5.36           .20           .18            --
   Extraordinary items                                --             (.52)          .04            --            --
   Net income (loss)                                (.07)            4.47          (.18)         (.43)         (.46)

Dividends declared(d)                                 --               --            --            --            --

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED FIVE-YEAR FINANCIAL SUMMARY - (Continued)
                (Dollars in Thousands, Except Per Share Amounts)

                                            -------------------------------------------------------------------------
                                                                      Year Ended December 31,
                                            -------------------------------------------------------------------------
                                               1995           1994              1993           1992            1991
                                            -------------------------------------------------------------------------

BALANCE SHEET DATA:(a)
Total assets                                $ 385,822      $ 1,069,891      $   269,483      $ 242,802      $ 236,391
Long-term debt classified as current(e)            --               --               --             --         98,167
Long-term obligations                          11,967           36,177           19,318          7,230        358,998
Prepetition claims(f)                          33,392          619,833          791,893        809,185             --
Redeemable preferred shares(g)                226,396          317,798          329,233        275,085        229,002
Non-redeemable preferred shares                   279              279              279            303            317
Deficit                                       (30,740)         (38,723)      (1,020,935)      (986,616)      (929,234)
Working capital (deficit)                     155,565          284,849           64,695         45,967       (395,875)

- -------------------
(a) The operating results for the years 1993 through 1991 were reclassified to reflect the discontinued operations of FSI and DSI. See Note 3 to the Consolidated Financial Statements.

(b) Includes reorganization expense (benefit) of $(2,044), $22,734, $9,035, $(6,756), and $(12,272) in 1995, 1994, 1993, 1992 and 1991, respectively.

(c) Represents extraordinary loss on the extinguishment of debt in 1994 and the extraordinary gain on the early termination of a capital lease in 1993.

(d) No dividends on preferred shares were declared for 1993, 1992, and 1991. In both 1995 and 1994, dividends of $50 per share on the Class A Redeemable Preferred stock were declared. The 1995, 1994, 1993, 1992, and 1991 dividend amounts include $521, $4,847, $3,999, $3,260, and $2,657, respectively, accrued on redeemable preferred shares to reflect the effective dividend yield over the life of such securities. All preferred dividends, whether or not declared, are reflected as a deduction in arriving at income (loss) applicable to Common Shares.

(e) At December 31, 1991, New Valley was in default under various loan agreements and indentures, and, as a result, the portion of the long-term debt so affected was classified as current in the balance sheet. In subsequent years such debt is included in prepetition claims. See note (f) below.

(f) Comprised of prepetition claims against the Corporation in its bankruptcy case, including long-term notes, debentures, pension liabilities and certain other obligations. See Note 15 to the Consolidated Financial Statements.

(g) Includes undeclared cumulative preferred dividends on redeemable preferred shares of $121,893, $176,761, $193,042, $142,893, and $100,000 at December
     31, 1995, 1994, 1993, 1992, and 1991, respectively. See Note 11 to the
     Consolidated Financial Statements.

                                                                     SCHEDULE II

                             NEW VALLEY CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                  (THOUSANDS)

                                           Losses
                           Additions     Charged to
               Balance at  Charged to   Reserve, Net      Other      Balance at
Description    January 1,   Expenses   of Collections  Charges (a)  December 31,
- -----------    ----------   --------   --------------  -----------  ------------
Year 1994
Allowance for
uncollectible
receivables       8,820       4,614        (4,946)       (8,488)          --

Year 1993
Allowance for
uncollectible
receivables       9,145       5,130        (5,455)           --        8,820

(a) The receivable and related allowance for uncollectible receivables were sold to FFMC on November, 1994.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NEW VALLEY CORPORATION

                                             (REGISTRANT)

                                             By: /s/ Bennett S. LeBow
                                                --------------------------------
                                                Bennett S. LeBow
                                                Chairman of the Board
                                                and Chief Executive
                                                Officer

                                             Date:  April 12, 1996

                                POWER OF ATTORNEY

          The undersigned directors and officers of New Valley Corporation hereby constitute and appoint Howard M. Lorber, Richard J. Lampen and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 12, 1996.

       SIGNATURE                               TITLE
       ---------                               -----

/s/ Bennett S. LeBow                  Chairman of the Board
- ----------------------------          and Chief Executive Officer
    Bennett S. LeBow                  (Principal Executive Officer)

/s/ Howard M. Lorber                  Director, President and
- ----------------------------          Chief Operating Officer
    Howard M. Lorber

/s/ Gerald E. Sauter                  Director, Vice President,
- ----------------------------          Treasurer, and Chief Financial Officer
    Gerald E. Sauter                  (Principal Financial Officer and Principal
                                      Accounting Officer)

/s/ Henry C. Beinstein                Director
- ----------------------------
    Henry C. Beinstein

/s/ Arnold I. Burns                   Director
- ----------------------------
    Arnold I. Burns

/s/ Ronald J. Kramer                  Director
- ----------------------------
    Ronald J. Kramer

/s/ Paul L. McDermott                 Director
- ----------------------------
    Paul L. McDermott

/s/ Richard S. Ressler                Director
- ----------------------------
    Richard S. Ressler

/s/ Barry W. Ridings                  Director
- ----------------------------
    Barry W. Ridings

                           EXHIBIT INDEX


      Exhibit No.                               Description
      ----------                                -----------

*      (2)(a)  Joint Plan (incorporated by reference to Exhibit 2 in the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*         (b)  Plan Amendment (incorporated by reference to Exhibit 2 in the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*         (c)  Notice of Modification to the First Amended Joint Chapter 11 Plan
               of Reorganization (incorporated by reference to Exhibit 2 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*      (3)(a)  Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3(a) in the Company's Form 10-K for the fiscal year ended December 31, 1994).

*         (b)  By-laws of the Company, as amended to date (incorporated by reference to Exhibit (3)(b) in Amendment No. 4 to the Company's Registration Statement No. 33-28883).

*      (4)(a)  First Mortgage, Security Agreement, Assignment of Leases and
               Rents and Fixture Filing dated January 10, 1996 by the Company, as Mortgagor, and Jared Associates, L.P., as Mortgagee (Westgate
               I) (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K dated January 25, 1996).

*         (b)  Secured Promissory Note of the Company dated January 10, 1996 in favor of Jared Associates, L.P. (Westgate I) (incorporated by reference to Exhibit 4.2 in the Company's Current Report on Form 8-K dated January 25, 1996).

*         (c)  Loan and Security Agreement dated January 11, 1996 by and between
               AP Century III, L.P., AP Century IV, L.P., AP Century V, L.P., AP Century VI, L.P. and AP Century VIII, L.P., as Lenders, and the Company, as Borrower (the Properties) (incorporated by reference to Exhibit 4.3 in Amendment No. 1 to the Company's Current Report on Form 8-K dated January 25, 1996, as amended).

*     (10)(a)  1987 Stock Option Plan of the Company, as amended to date
               (incorporated by reference to Exhibit 10(b) in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

    (b)(A)(i) Employment Agreement dated as of June 1, 1995, as amended, effective as of January 1, 1996, between the Company and Bennett
               S. LeBow.

         (ii) Employment Agreement dated as of June 1, 1995, as amended, effective as of January 1, 1996, between the Company and Howard
               M. Lorber.

*       (iii)  Employment Agreement dated September 22, 1995, between the
               Company and Richard J. Lampen (incorporated by reference to
               Exhibit 10(c) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

*        (iv)  Letter Agreement between New Valley Holdings, Inc. ("NV
               Holdings"), the Company and Robert J. Amman, dated December 7, 1994 (incorporated by reference to Exhibit (c)(13) in the Company's Issuer Tender Offer Statement on Schedule 13E-4 dated January 20, 1995).

*         (v)  Irrevocable Proxy, dated December 7, 1994, granted by Robert J.
               Amman to NV Holdings (incorporated by reference to Exhibit
               (c)(14) in the Company's Issuer Tender Offer Statement on
               Schedule 13E-4 dated January 20, 1995).

*        (vi)  Amendment No. 1 to the Purchase Agreement, dated November 14,
               1994, between FFMC and the Company (incorporated by reference to Exhibit 10(b) in the Company's Current Report on Form 8-K dated November 1, 1994).

*      (h)(i)  Services Agreement, dated November 15, 1994, by and among the
               Company, DSI and FSI (incorporated by reference to Exhibit 10(c) in the Company's Current Report on Form 8-K dated November 1,
               1994).

*        (ii)  Consulting Services Agreement, dated November 15, 1994, between the Company and FSI (incorporated by reference to Exhibit 10(d) in the Company's Current Report on Form 8-K dated November 1,
               1994).

*       (iii)  Pension and Retiree Benefits Administration Services Agreement,
               dated November 1, 1994, between the Company and FSI (incorporated by reference to Exhibit 10(e) in the Company's Current Report on Form 8-K dated November 1, 1994).

*        (iv)  Trademark License Agreement, dated November 15, 1994, by and among the Company, as licensor, and FFMC and FSI, as licensees (incorporated by reference to Exhibit 10(f) in the Company's Current Report on Form 8-K dated November 1, 1994).

*         (v)  Trademark License Agreement, dated November 15, 1994, by and among FFMC and FSI as licensors, and the Company and DSI, as licensees (incorporated by reference to Exhibit 10(g) in the Company's Current Report on Form 8-K dated November 1, 1994.

*        (vi)  Service Mark License Agreement, dated November 15, 1994, by and among the Company, DSI and FSI (incorporated by reference to Exhibit 10(h) in the Company's Current Report on Form 8-K dated November 1, 1994).

*       (vii)  Sales and Marketing Services Agreement, dated November 15, 1994, by and among the Company, DSI and FSI (incorporated by reference to Exhibit 10(i) in the Company's Current Report on Form 8-K dated November 1, 1994).

*      (viii)  Escrow Agreement, dated November 15, 1994, by and among the
               Company, FFMC and NationsBank of Georgia, National Association (incorporated by reference to Exhibit 10(j) in the Company's Current Report on Form 8-K dated November 1, 1994).

*        (ix)  Settlement Agreement dated October 19, 1994 among the Company, the Statutory Committee of Unsecured Creditors, the Official Committee of Secured Noteholders, FSI, FFMC and the Pension Benefit Guaranty Corporation (incorporated by reference to
               Exhibit 10(c) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*         (x)  Stipulation dated October 20, 1994 among the Western Union
               Employee Benefit Committee, the Company and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10(d) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*        (xi)  Settlement Agreement, Stipulation and Order dated October 28,
               1994 among the Company, BGLS, NV Holdings, the Statutory Committee of Unsecured Creditors, the Official Committee of Secured Noteholders and the Official Committee of Equity Security Holders, the Preferred A Stockholders' Sub- Committee of the Equity Committee and certain beneficial holders of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 10(b) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*         (i)  Purchase Agreement dated January 10, 1996 by and among the
               Company, Bellemead Michigan, Inc., and Jared Associates, L.P. (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K dated January 25, 1996).

*         (j)  Purchase Agreement dated January 11, 1996 between the Company and
               AP Century I, L.P., AP Century II, L.P., AP Century III, L.P., AP Century IV, L.P, A.P. Century V, L.P., A.P. Century VI, L.P., A.P. Century VIII, L.P. and AP Century IX, L.P. (incorporated by reference to Exhibit 2.2 in the Company's Current Report on Form 8-K dated January 25, 1996, as amended).

       (k)(i) Indemnity Agreement, dated January 11, 1996, from Apollo Real Estate Investment to the Company regarding loan document discrepancies.

         (ii) Indemnity Agreement, dated January 11, 1996, from Apollo Real Estate Investment to the Company regarding existing lender consents.

        (iii) Environmental Indemnity Agreement, dated January 11, 1996, from Apollo to the Company regarding University Place Property.

         (iv) Environmental Indemnity Agreement, dated January 11, 1996, from the Company to Apollo regarding post-closing contamination.

*         (l)  Expense Sharing Agreement made and entered into as of January 18,
               1995, by and between Brooke and the Company (incorporated by reference to Exhibit 10(a) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

*         (m)  Asset Purchase Agreement dated September 30, 1995 among the
               Company, DSI and FFMC (incorporated by reference to Exhibit 10(b) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

*         (n)  Agreement among the Company, ALKI and High River, dated October
               17, 1995 (incorporated by reference to Exhibit 10(d) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

*         (o)  Letter Amendment, dated October 17, 1995, to the Agreement among the Company, ALKI and High River, dated October 17, 1995 (incorporated by reference to Exhibit 10(e) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

*         (p)  Letter Amendment, dated November 5, 1995, to the Agreement among the Company, ALKI, and High River, dated October 17, 1995 (incorporated by reference to Exhibit 10(f) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

          (q) Amended and Restated Plan and Agreement of Merger by and among Thinking Machines, OTMC Corporation and TMC Acquisition Corp., dated as of January 9, 1996.

          (r) TMC Investment Partnership Agreement dated as of February 2, 1996, between Ladenburg Thalmann Capital Corp. and Levin-A Limited Partnership.

*         (s)  Form of Margin Agreement dated September 12, 1995, between ALKI and Bear Stearns & Co. (incorporated by reference to Exhibit 2 in the Schedule 13D filed by, among others, the Company with the SEC on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp. (the "Schedule 13D")).

*         (t)  Agreement, dated December 28, 1995, between Jefferies, Brooke, the Company and Liggett (incorporated by reference to Exhibit 7 in the Schedule 13D).

*         (u)  Letter Amendment, dated February 28, 1996, to the Agreement between Jefferies, Brooke, the Company and Liggett, dated February 27, 1996 (incorporated by reference to Exhibit 7 in the
               Schedule 13D).

*         (v)  Agreement, dated December 27, 1995, between Brooke and the
               Company (incorporated by reference to Exhibit 8 in the Schedule
               13D).

*         (w)  International Swap Dealers Association Master Agreement (and the
               schedules and annexes thereto) and Confirmation, dated February 28, 1996, between the Company and Internationale Nederlanden (U.S.) Capital Markets, Inc. (incorporated by reference to
               Exhibit 10 in the Schedule 13D).

*         (x)  Agreement and Plan of Merger by and between the Company and
               Ladenburg dated March 31, 1995 (schedules omitted) (incorporated by reference to Exhibit 99(a) in the Company's Current Report on Form 8-K dated April 4, 1995).

          (y) Release and Termination Agreement, dated September 30, 1995, among the Company, FSI, DSI and FFMC, which agreement terminated certain agreements among such parties in connection with the sale of DSI.

         (11)  Statement re computation of per share earnings.

*     (16)(a)  Letter from Price Waterhouse LLP, dated March 13, 1995.
               (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K dated March 8, 1995).

*         (b)  Letter from Price Waterhouse LLP, dated April 5, 1995
               (incorporated by reference to Exhibit 4.2 in Amendment No. 1 to the Company's Current Report on Form 8-K dated March 8, 1995).

         (21)  Subsidiaries of the Company.

         (27)  Financial Data Schedule (for SEC use only).

*     (99)(a)  Order confirming First Amended Joint Chapter 11 Plan of
               Reorganization for the Company entered by the United States Bankruptcy Court for the District of New Jersey on November 1, 1994 (incorporated by reference to Exhibit 99(b) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*         (b)  Order Authorizing Sale of Shares and Related Assets entered by the United States Bankruptcy Court for the District of New Jersey on November 1, 1994 (incorporated by reference to Exhibit 99(a) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

- --------------
*  Incorporated by reference.