Form 10-K405/A
period 1995-12-31
NEW VALLEY CORP
filed 1996-04-29
CIK 106374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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
                                                                     Yes X  No
                                                                         -     -

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
                                                                     Yes X  No
                                                                         -     -

         At March 29, 1996, there were 191,552,476 Common Shares outstanding.

         Documents Incorporated by Reference:  None.

         Part III of the Annual Report on Form 10-K of New Valley Corporation (the "Company") for the fiscal year ended December 31, 1995 is amended in its entirety to add the following information:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information, as of April 24, 1996, with respect to each person who is a director of the Company. Each director is a citizen of the United States of America. For information concerning the executive officers of the Company, see Item 4, "Submission of Matters to a Vote of Security-Holders; Executive Officers of the Registrant".

                                                                                              DIRECTOR
NAME AND ADDRESS                           AGE     PRINCIPAL OCCUPATION                        SINCE
- ----------------                           ---     --------------------                       --------
Bennett S. LeBow                           58      Chairman of the Board and Chief            December
 New Valley Corporation                            Executive Officer of the Company           1987
 100 S.E. Second Street
 Miami, FL 33131

Howard M. Lorber                           47      President and Chief Operating              January
 New Valley Corporation                            Officer of the Company                     1991
 100 S.E. Second Street
 Miami, FL 33131

Arnold I. Burns                            66      Partner, Proskauer Rose                    November
 Proskauer Rose Goetz &                            Goetz & Mendelsohn LLP                     1994
   Mendelsohn LLP
 1585 Broadway
 New York, NY 10036

Ronald J. Kramer                           37      Chairman and Chief Executive               November
 Ladenburg Thalmann                                Officer of Ladenburg, Thalmann             1994
   Group Inc                                       Group Inc.
 1209 Orange Street
 Wilmington, Delaware 19801

Paul L. McDermott                          42      Managing Director, Nomura Securities       November
 Nomura Securities                                 International, Inc.                        1994
   International, Inc.
 2 World Financial Center
 New York, NY 10281

Richard S. Ressler                         37      President and Chief Executive Officer,     August
 Orchard Capital Corporation                       Orchard Capital Corporation                1990
 11100 Santa Monica Boulevard
 Los Angeles, CA 90025

Gerald E. Sauter                           52      Vice President, Chief Financial            November
 New Valley Corporation                            Officer and Treasurer                      1994
 100 S.E. Second Street
 Miami, FL 33131

                                                                                      DIRECTOR
NAME AND ADDRESS                           AGE          PRINCIPAL OCCUPATION          SINCE
- ----------------                           ---          --------------------          --------
Henry C. Beinstein                         53           Managing Director,            November
 Milbank, Tweed, Hadley & McCloy                         Milbank, Tweed,              1994
 1 Chase Manhattan Plaza                                 Hadley & McCloy
 New York, NY 10005-1413

Barry W. Ridings                           44           Managing Director,            November
 Alex. Brown & Sons, Incorporated                        Alex. Brown & Sons,          1994
 787 Seventh Avenue                                      Incorporated
 New York, NY 10019

         The Board of Directors of the Company consists of the foregoing nine directors, each of whom was appointed pursuant to the Joint Plan and subsequently elected by the Company's shareholders at the last Annual Meeting of Shareholders held on May 15, 1995: Messrs. LeBow, Lorber and Ressler, all of whom were directors of the Company prior to confirmation of the Joint Plan (the "Prior Directors"); Messrs. McDermott, Kramer and Burns, three new independent directors who were identified in the Disclosure Statement relating to the Joint Plan; Mr. Sauter, who was designated by the Prior Directors pursuant to the terms of the Joint Plan; and Messrs. Beinstein and Ridings (together, the "Shareholder Designees"), who were selected as a result of negotiations with the Official Committee of Equity Security Holders. The Shareholder Designees are deemed to be directors elected pursuant to the Company's Certificate of Incorporation by holders of the Class A Senior Preferred Shares, voting as a class, and by the holders of the Class A Senior Preferred Shares and the Class B Preferred Shares, voting together as a single class, in each case as a result of dividend arrearages thereon. See Item 1, "Business - Agreements with Equity Representatives".

BUSINESS EXPERIENCE OF DIRECTORS (OTHER THAN EXECUTIVE OFFICERS)

         ARNOLD I. BURNS has been a partner of Proskauer Rose Goetz & Mendelsohn LLP ("Proskauer"), a New York-based law firm, since September 1988. Mr. Burns was an Associate Attorney General at the United States Department of Justice in 1986 and Deputy Attorney General from 1986 to 1988.

         RONALD J. KRAMER has been Chairman and Chief Executive Officer of Ladenburg, Thalmann Group Inc. since 1995 and an employee of Ladenburg, Thalmann & Co. Inc. ("Ladenburg"), an investment banking firm, for more than the past five years. On May 31, 1995, the Company acquired all of the capital stock of Ladenburg. For additional information on the Company's acquisition of Ladenburg and Mr. Kramer's interest therein, see Item 13, "Certain Relationships and Related Transactions." Mr. Kramer currently serves on the Boards of Directors of Griffon Corporation and Grand Casinos, Inc.

         PAUL L. MCDERMOTT has been a Managing Director of Nomura Securities International, Inc., an investment banking firm, since December 1986. Mr. McDermott served on the Board of Directors of VTX Corporation from January 1992 until December 1995. Mr. McDermott currently serves on the Boards of Directors of Perceptron, Inc. and Apparel Marketing Corp.

         RICHARD S. RESSLER has been President and Chief Executive Officer of Orchard Capital Corporation, an investment and consulting firm, since January 1994. Mr. Ressler has also been President and Chief Executive Officer of MAI since October 1994 and a director thereof since February 1995. From July 1988 until January 1, 1994, Mr. Ressler held various executive positions at Brooke and Brooke's predecessor company, Brooke Partners, L.P. and their various respective subsidiaries and affiliates, including Liggett. From July 1990 to April 1993, he was a director, and from November 1990 to April 1993, he was Executive President of Brooke.

Mr. Ressler owns 10.8% of the outstanding common stock of Brooke and has been a consultant to Brooke since January 1994.

         HENRY C. BEINSTEIN has been the Managing Director of Milbank, Tweed, Hadley & McCloy ("Milbank"), a New York-based law firm, since November 1995. Mr. Beinstein was the Executive Director of Proskauer from April 1985 through October 1995. Mr. Beinstein is a certified public accountant in the States of New York and New Jersey and prior to joining Proskauer was a partner and National Director of Finance and Administration at Coopers & Lybrand. Mr. Beinstein currently serves on the Board of Directors of Dyson Kissner Moran Corporation.

         BARRY W. RIDINGS has been a Managing Director of Alex. Brown & Sons, Incorporated, an investment banking firm, since March 1990. Mr. Ridings currently serves on the Board of Directors of TransCor Waste Services Corp., SubMicron Systems, Inc., Norex America, Inc., Noodle Kidoodle Inc. and Telemundo Group Inc.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, as well as persons who own more than 10% of a registered class of the Company's equity securities (the "Reporting Persons"), to file reports of initial beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. Such Reporting Persons are also required by SEC regulations to furnish the Company with copies of all such reports that they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during and with respect to the fiscal year ended December 31, 1995, all Reporting Persons have timely complied with all filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation awarded to, earned by or paid during the past three years to those persons who were, at December 31, 1995, the Company's (i) Chief Executive Officer and
(ii) the other four executive officers whose cash compensation exceeded $100,000 (of which there are only three individuals whose compensation exceeded the threshold amount) (collectively, the "named executive officers").

                       SUMMARY COMPENSATION TABLE(1)(2)


                                                               ANNUAL COMPENSATION
                                                               -------------------
NAME AND PRINCIPAL POSITION                      YEAR       SALARY             BONUS           COMPENSATION
- ---------------------------                      ----       ------             -----           ------------
Bennett S. LeBow                                 1995     $1,894,823               --                --
 Chairman and Chief Executive Officer(3)         1994         71,045               --                --
                                                 1993             --               --                --

Howard M. Lorber                                 1995     $  956,376         $500,000                --
 President and Chief Operating Officer(3)        1994         56,008               --                --
                                                 1993             --               --                --

Richard J. Lampen                                1995     $  150,000         $100,000                --
  Executive Vice President and                   1994             --               --                --
  General Counsel(4)                             1993             --               --                --

Gerald E. Sauter                                 1995     $  278,534(5)            --                --
 Vice President, Treasurer and Chief             1994         41,131          $57,500                --
 Financial Officer                               1993             --               --                --


- --------------------------------------

(1) The aggregate value of perquisites and other personal benefits received by the named executive officers are not reflected because the amounts were below the reporting requirements established by the rules of the SEC.
(2) No restricted stock or stock options were granted in 1993, 1994 or 1995 to the named executive officers.
(3) The Chairman and Mr. Lorber received no compensation or other payments for services rendered to the Company for any period prior to November 15, 1994 other than compensation (not included in the table) which was received in their capacities as directors and certain expense reimbursements.
(4)      Mr. Lampen commenced employment with the Company in October 1995.
(5) In 1995, all of Mr. Sauter's salary was paid by the Company, 25% (or $69,633) of which was subsequently reimbursed to the Company by Brooke. The table reflects 100% of Mr. Sauter's 1995 salary.

COMPENSATION OF DIRECTORS

         In 1995, each non-employee director of the Company received an annual fee of $35,000 for serving on the Board of Directors as well as a $1,000 fee for attendance at each meeting of the Board of Directors or a committee thereof.

EMPLOYMENT AGREEMENTS

         The Chairman is a party to an employment agreement with the Company dated as of June 1, 1995, as amended effective as of January 1, 1996. The agreement has an initial term of three years effective as of January 18, 1995 (the "Effective Date"), with an automatic one year extension on each anniversary of the Effective Date unless notice of non-extension is given by either party within the sixty-day period prior to such anniversary date. As of January 18, 1995, the Chairman's annual base salary was $2,000,000. The Board shall periodically review such base salary and may increase (but not decrease) it from time to time in its sole discretion. Following termination of his employment without cause (as defined therein), he would continue to receive his base salary for a period of 36 months commencing with the next anniversary of the Effective Date following the termination notice. Following termination of his employment within two years of a change of control (as defined therein), he is entitled to receive a lump sum payment equal to 2.99 times his then current base salary.

         Howard M. Lorber is a party to an employment agreement with the Company dated June 1, 1995, as amended effective as of January 1, 1996. The agreement has an initial term of three years effective as of January 18, 1995 (the "Effective Date"), with an automatic one year extension on each anniversary of the Effective Date unless notice of non-extension is given by either party within the sixty-day period prior to such anniversary date. As of January 18, 1995, Mr. Lorber's annual base salary was $1,000,000 and commencing January 1, 1996, his annual base salary was $1,250,000. The Board shall periodically review such base salary and may increase (but not decrease) it from time to time, in its sole discretion. Following termination of his employment without cause (as defined therein), he would continue to receive his base salary for a period of 36 months commencing with the next anniversary of the Effective Date following the termination notice. Following termination of his employment within two years of a change of control (as defined therein), he is entitled to receive a lump sum payment equal to 2.99 times the sum of (i) his then current base salary and (ii) the Bonus Amounts (as defined therein) earned by him for the twelve-month period ending with the last day of the month immediately preceding the month in which the termination occurs.

         Richard J. Lampen is a party to an employment agreement with the Company dated September 22, 1995. The agreement has an initial term of two and a quarter years from October 1, 1995 with automatic renewals after the initial term for additional one-year terms unless notice of non-renewal is given by either party within the ninety-day period prior to the termination date. As of October 1, 1995, his annual base salary was $600,000. The Board shall review such base salary annually and may increase (but not decrease) it from time to time, in its sole discretion. Following termination of his employment without cause (as defined therein), he shall receive severance pay in a lump sum equal to the amount of his base salary he would have received if he was employed until the later of December 31, 1997 or one year after termination of his employment term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not currently have a Compensation Committee. The Board of Directors acts on compensation matters as a Committee of the whole. The Chairman has been Chairman of the Board of the Company since 1988 and Chief Executive Officer since November 1994, Mr. Lorber was named President and Chief Operating Officer of the Company in November 1994 and Mr. Sauter was named Vice President, Treasurer and Chief Financial Officer of the Company in November 1994. For information on the interests of the Chairman and others in Brooke and the securities of the Company and for information on certain other relationships and transactions, see Item 1, "Business - Agreements with Equity Representatives", Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Item 13, "Certain Relationships and Related Transactions".

         In 1995, the Chairman was Chairman of the Board, President, Chief Executive Officer and a member of the Compensation Committee of Brooke, a director of Liggett, and was the Chairman of the Board of MAI until May 1995 and a director thereof until October 1995; Mr. Lorber was a member of the Compensation Committee of SkyBox until May 1995, and was Chairman of the Board of Directors of SkyBox until May 1995; Mr. Ressler was Chief Executive Officer of MAI; Mr. Sauter was Vice President, Chief Financial Officer and Secretary of Brooke; and Mr. Kramer was a director of SkyBox until March 1995.

         During 1995, the Chairman was a director, President and Treasurer of each of BGLS, NV Holdings and BMI; and Mr. Sauter was Vice President, Chief Financial Officer and Secretary of each of BGLS, NV Holdings and BMI.

PENSION PLANS

         In connection with the Company's sale of FSI to FFMC, on November 15, 1994, the Western Union Pension Plan (the "Pension Plan") was assumed by FSI and the Company was released from all obligations thereunder.

         None of the current employees of the Company are entitled to any benefits under the Pension Plan.

STOCK OPTION GRANTS AND STOCK OPTION EXERCISES

         There were no stock options granted to, or exercised by, the named executive officers during 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding all persons known by the Company to own beneficially more than 5% of any class of its voting securities as of April 24, 1996.

                                                                       NUMBER OF                 PERCENTAGE
NAME AND ADDRESS                           TITLE OF CLASS              SHARES (1)               OF CLASS (1)
- ----------------                           --------------              ----------               ------------
Bennett S. LeBow                           Class A Senior              618,326(2)                   59.7%
Brooke Group Ltd.                          Preferred Shares
BGLS Inc.
  100 S.E. Second Street
  Miami, FL  33131
New Valley Holdings, Inc.
  204 Plaza Centre
  3505 Silverside Road
  Wilmington, DE  19810

Bennett S. LeBow                           Class B                     250,885(2)                    8.9%
Brooke Group Ltd.                          Preferred Shares
BGLS Inc.
  100 S.E. Second Street
  Miami, FL 33131

Bennett S. LeBow                           Common Shares            79,794,229(2)                   41.6%
Brooke Group Ltd.
BGLS Inc.
  100 S.E. Second Street
  Miami, FL  33131
New Valley Holdings, Inc.
  204 Plaza Centre
  3505 Silverside Road
  Wilmington, DE  19810

ITT Corporation                            Common Shares            14,391,437(3)                    7.6%
  1330 Avenue of the Americas
  New York NY 10019

- --------------------------

         (1) The number of shares beneficially owned by each beneficial owner listed above is based upon the numbers reported by such owner in documents publicly filed with the SEC, publicly available information or information available to the Company. The percentage of each class is calculated based on the total number of shares of each class outstanding on April 24, 1996. The number of shares and percentage of class include shares with respect to which such beneficial owner has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) of the Exchange Act.

         (2) According to Amendment No. 16 to Schedule 13D dated January 30, 1996, relating to the Common Shares and Class A Senior Preferred Shares, filed jointly by Brooke, BGLS

NV Holdings and Bennett S. LeBow, the beneficial owner of 56.5% of the common stock of Brooke and the Chairman of the Board and Chief Executive Officer of the Company (the "Chairman"), and Amendment No. 1 to Schedule 13D dated January 30, 1996, relating to the Class B Preferred Shares, filed jointly by the foregoing persons (except for NV Holdings), BGLS exercises sole voting power and sole dispositive power, subject to the Pledge (as defined below) over: (i) 394,975 Common Shares (less than 1% of such class); and (ii) 250,885 Class B Preferred Shares (approximately 8.9% of such class) (collectively, the "BGLS Shares"), and NV Holdings exercises sole voting power and sole dispositive power over, subject to the Pledge: (i) 79,399,254 Common Shares (approximately 41.4% of such class); and (ii) 618,326 Class A Senior Preferred Shares (approximately 59.7% of such class) (collectively, the
"NV Holdings Shares"). Each of BGLS and NV Holdings disclaims beneficial ownership of the shares beneficially owned by the other under Rule 13d-3 promulgated under the Exchange Act ("Rule 13d-3"), or for any other purpose. Each of Brooke and the Chairman disclaims beneficial ownership of the BGLS Shares and NV Holdings Shares under Rule 13d-3, or for any other purpose.

         According to the Schedules 13D referred to above, on or about January 30, 1996, BGLS, among other things, exchanged (i) its 15.75% Series A Senior Secured Notes due 2001 (the "Series A Notes") for all of its outstanding 13.75% Series 2 Senior Secured Notes due 1997 and (ii) its 15.75% Series B Senior Secured Notes due 2001 (the "Series B Notes") for substantially all of its outstanding 14.500% Subordinated Debentures due 1998. Pursuant to a registered exchange offer under the Securities Act of 1933, as amended, as of March 21, 1996, all of the Series A Notes were exchanged for an equal principal amount of registered Series B Notes. Pursuant to the indenture relating to the Series A Notes and Series B Notes, BGLS pledged, among other security interests, the BGLS Shares, and NV Holdings pledged the NV Holdings Shares (such pledges being referred to herein collectively as the "Pledge") to secure the Series B Notes.

         For information on interests in and positions held with Brooke and its affiliates by the Chairman and other directors of the Company as well as voting and other provisions applicable to Brooke pursuant to the terms of the Joint Plan, see Item 1, "Business - Agreements with Equity Representatives" and
Item 11, "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

         (3) ITT Corporation has reported that, as of May 15, 1991, it had sole power to vote or to direct the voting and sole power to dispose or direct the disposition of 14,391,437 Common Shares.

                 The following table sets forth, as of April 24, 1996, the beneficial ownership of the Company's voting securities by (i) each director of the Company, (ii) each of the named executive officers and (iii) all directors and executive officers as a group.

                                                                                            NUMBER OF        PERCENT OF
NAME                                          TITLE OF CLASS                                SHARES(1)         CLASS(1)
- ----                                          --------------                                ---------        ----------
Bennett S. LeBow(2) .....................     Class A Senior Preferred Shares                 618,326           59.7%
                                              Class B Preferred Shares                        250,885            8.9%
                                              Common Shares                                79,794,229           41.6%

Howard M. Lorber(3) .....................     Common Shares                                     7,500             --(5)

Henry C. Beinstein(4) ...................     Class B Preferred Shares                         34,500            1.3%

All directors and executive officers
  as a group (10 persons) ...............     Class A Senior Preferred Shares                 618,326           59.7%
                                              Class B Preferred Shares                        285,385           10.2%
                                              Common Shares                                79,801,729           41.6%

- -------------------------------

(1) The percentage of each class is calculated based on the total number of shares of each class outstanding on April 24, 1996. Includes shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) of the Exchange Act.
(2) Includes the BGLS Shares and NV Holding Shares, as to which shares the Chairman disclaims beneficial ownership. See footnote (2) to the preceding table.
(3)      Mr. Lorber's Common Shares are held in a Keogh Plan for his benefit.
(4) Includes 2,500 Class B Preferred Shares held in an individual retirement account for his spouse, as to which shares Mr. Beinstein disclaims any beneficial interest.
(5)      Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Lorber, a director and executive officer of the Company, is a shareholder of Aegis Capital Corp. ("Aegis"), a broker-dealer that has performed services for the Company and its subsidiaries since January 1, 1995. During 1995, Aegis received commission and other income in the aggregate amount of approximately $584,466. Mr. Lorber is also Chairman of the Board and Chief Executive Officer of Hallman & Lorber and a consultant to Brooke. During 1995, Hallman & Lorber received ordinary and customary insurance commissions aggregating approximately $11,719 on various insurance policies issued for the Company.

         Mr. Burns, a director of the Company, is a partner of Proskauer, a law firm which has been engaged to perform legal services for the Company in the past and which may be so engaged in the future. The fees received for such legal services in 1995 did not exceed five percent of the law firm's revenues.

         Mr. Beinstein, a director of the Company, was the Executive Director of Proskauer from 1985 until October 1995. He is currently the Managing Director of Milbank, a law firm which has been engaged to perform legal services for the Company in the past and which may be so engaged in the future. The fees received for such legal services in 1995 did not exceed five percent of either law firm's revenues.

         Brooke has paid, among others, Messrs. Burns and Ridings, directors of the Company, $30,000 each in connection with their agreeing to be a Brooke nominee at RJR Holdings' 1996 annual stockholders' meeting. Brooke also entered into an agreement with each Brooke nominee including Messrs. Burns and Ridings, whereby it has agreed to indemnify such nominees from and against any losses incurred by such nominees resulting from, relating to or arising out of any claim in connection with the solicitation of proxies in support of the nominees' election at such annual meeting, including the right to be advanced by Brooke for any expenses incurred in connection with any such claim.

         During 1995, the Company and Brooke entered into an expense sharing agreement whereby the Company agreed to reimburse Brooke for its portion of certain operating expenses, rent and utitlization of personnel. Expense reimbursements amounted to $571,000 for the year ended December 31, 1995.

         Mr. Kramer, a director of the Company, is Chairman of Ladenburg, Thalmann Group Inc. and an employee of its subsidiary, Ladenburg, an investment banking firm that was acquired by the Company in May 1995. Prior to May 1995, Ladenburg provided, from time to time, financial services to the Company and/or its affiliates.

         On May 31, 1995, pursuant to a purchase agreement (the "Ladenburg Agreement"), the Company acquired all of the outstanding shares of common stock and other equity interests of Ladenburg for $26.75 million in cash, subject to adjustment. The purchase price was based on the book value of Ladenburg's assets at January 31, 1995. Pursuant to the Ladenburg Agreement, Mr. Kramer received approximately $101,000 for his shares of common stock and other equity interests in Ladenburg, and he was paid a finder's fee at closing of $800,000, half of which was paid by the Company. The foregoing is qualified in its entirety by reference to the Ladenburg Agreement, which is incorporated by reference as an exhibit to this report.

         For information concerning certain agreements and transactions between the Company and Brooke relating to RJR Nabisco Holdings Corp., see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Certain Matters Relating to RJR Holdings" and Note 5 (Investment Securities) and Note 17 (Related Party Transactions) to the Company's Consolidated Financial Statements.

         See, also, Item 11, "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NEW VALLEY CORPORATION
                                         (REGISTRANT)


                                        By: /s/ Gerald E. Sauter
                                            --------------------------------
                                                Gerald E. Sauter
                                                Vice President and
                                                Chief Financial Officer


Date: April 29, 1996