Form 10-Q
period 1996-03-31
NEW VALLEY CORP
filed 1996-05-15
CIK 106374

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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



                                 (305) 579-8000
              (Registrant's telephone number, including area code)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  X    NO
                                                 ---      ----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.                        YES  X    NO
                                                 ---      ---

     AS OF MAY 10, 1996, THERE WERE OUTSTANDING 191,552,476 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.


===============================================================================

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION
                                                                       Page
                                                                       ----
Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of March 31, 1996 and
           December 31, 1995.........................................   3

         Consolidated Statements of Operations for the three months
           ended March 31, 1996 and 1995.............................   4

         Consolidated Statement of Changes in Non-Redeemable
           Preferred Shares, Common Shares and Other Capital
           (Deficit) for the three months ended March 31, 1996.......   5

         Consolidated Statements of Cash Flows for the three months
           ended March 31, 1996 and 1995.............................   6

         Notes to the Quarterly Consolidated Financial Statements....   7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................   13


PART  II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   16

Item 3.  Defaults Upon Senior Securities.............................   16

Item 6.  Exhibits and Reports on Form 8-K............................   16

SIGNATURE............................................................   17

                   NEW VALLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                  March 31,  December 31,
                                                                  -----------------------
                                                                    1996         1995
ASSETS                                                            -----------------------

Current assets:
   Cash and cash equivalents                                       $ 13,458      $ 51,742
   Investment securities                                            244,113       241,526
   Restricted assets                                                 35,388        22,919
   Receivable from clearing brokers                                  15,247        13,752
   Other current assets                                              18,560         3,546
                                                                   --------      --------
     Total current assets                                           326,766       333,485
                                                                   --------      --------
Investment in real estate                                           183,874
Investment securities                                                   499           517
Restricted assets                                                    15,143        15,086
Long-term investments                                                15,625        29,512
Other assets                                                         10,962         7,222
                                                                   --------      --------
     Total assets                                                  $552,869      $385,822
                                                                   ========      ========
LIABILITIES AND CAPITAL (DEFICIT)

Current liabilities:
   Margin loans payable                                            $ 92,374      $ 75,119
   Accounts payable and accrued liabilities                          35,792        27,712
   Prepetition claims and restructuring accruals                     32,884        33,392
   Income taxes                                                      16,810        20,283
   Securities sold, not yet purchased                                20,531        13,047
   Current portion of long-term obligations                          10,125         8,367
                                                                   --------      --------
     Total current liabilities                                      208,516       177,920
                                                                   --------      --------
Notes payable                                                       159,653
Other long-term obligations                                          19,180        11,967

Redeemable preferred shares                                         211,759       226,396

Non-redeemable preferred shares, Common Shares and
   capital (deficit):
     Cumulative preferred shares; liquidation preference of
       $69,769, dividends in arrears; $100,053 and $95,118              279           279
     Common Shares, $.01 par value; 850,000,000 shares
       authorized; 191,552,476 and 191,551,586 shares
       outstanding                                                    1,916         1,916
     Additional paid-in capital                                     672,811       679,058
     Accumulated deficit                                           (719,248)     (714,364)
     Unrealized appreciation (depreciation) on investment
       securities, net of taxes                                      (1,997)        2,650
                                                                   --------      --------
Total non-redeemable preferred shares, Common
   Shares and other capital (deficit)                               (46,239)      (30,461)
                                                                   --------      --------
Total liabilities and capital (deficit)                            $552,869      $385,822
                                                                   ========      ========


     See accompanying Notes to Quarterly Consolidated Financial Statements

                   NEW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                      1996            1995
                                                                 ----------------------------
Revenues:
   Principal transactions, net                                     $   8,738
   Commissions                                                         3,863
   Real estate leasing                                                 5,706
   Computer sales and service                                          4,699
   Interest and dividends                                              5,184        $  6,631
   Other income                                                        8,494           1,038
                                                                    --------        --------
       Total revenues                                                 36,684           7,669
                                                                    --------        --------

Cost and expenses:
   Operating, general and administrative                              37,144           2,342
   Interest                                                            4,524
   Reversal of restructuring accruals                                                 (2,044)
                                                                    --------        --------
       Total costs and expenses                                       41,668             298
                                                                    --------        --------
(Loss) income from continuing operations before income taxes          (4,984)          7,371

(Benefit) provision for income taxes                                    (100)            740
                                                                    --------        --------
(Loss) income from continuing operations                              (4,884)          6,631

Discontinued operations:
    Income from discontinued operations,
      net of income taxes of $155                                                      1,398
                                                                    --------        --------
Net (loss) income                                                     (4,884)          8,029

Dividends on preferred shares - undeclared                           (15,462)        (20,411)
Excess of carrying value of redeemable preferred
   shares over cost of shares purchased                                4,279           7,358
                                                                    --------        --------
Net loss applicable to Common Shares                                $(16,067)        $(5,024)
                                                                    ========        ========
Loss per common and equivalent share:
   From continuing operations                                       $   (.08)       $   (.04)
                                                                    ========        ========
   Discontinued operations                                                          $     01
                                                                                    ========
   Net loss per Common Share                                        $   (.08)       $   (.03)
                                                                    ========        ========
Number of shares used in computation                                 191,552         189,585
                                                                    ========        ========
Supplemental information:
   Additional interest absent Chapter 11 filing                                     $  2,314
                                                                                    ========


    See accompanying Notes to Quarterly Consolidated Financial Statements

                   NEW VALLEY CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN NON-REDEEMABLE PREFERRED
              SHARES, COMMON SHARES AND OTHER CAPITAL (DEFICIT)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)




                                           $3.00 Class B
                                          Preferred Shares       Common Shares        Additional                     Unrealized
                                          ----------------      ----------------      Paid-In        Accumulated     Appreciation
                                          Shares    Amount       Shares   Amount       Capital        Deficit        (Depreciation)
                                          ------    ------      -------   ------     ---------       --------        --------------
Balance, December 31, 1995                 2,791      $279      191,551   $1,916      $679,058       $(714,364)         $ 2,650

  Net loss                                                                                              (4,884)
  Undeclared dividends and accretion
    on redeemable preferred shares                                                     (10,526)
  Purchase of redeemable preferred
    shares                                                                               4,279
  Unrealized depreciation in marketable
    securities                                                                                                           (4,647)
  Conversion of preferred shares                                      1

                                           -----      ----      -------   ------      --------       ---------          -------
Balance, March 31, 1996                    2,791      $279      191,552   $1,916      $672,811       $(719,248)         $(1,997)
                                           =====      ====      =======   ======      ========       =========          =======

    See accompanying Notes to Quarterly Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                      Three Months Ended
                                                                           March 31,
                                                                    ----------------------
                                                                       1996         1995
                                                                    ----------------------
Cash flows from operating activities:
  Net income (loss)                                                  $ (4,884)   $  8,029
  Adjustments to reconcile net income to net
    cash used for operating activities:
    Income from discontinued operations                                            (1,398)
    Depreciation and amortization                                       1,090
    Reversal of restructuring accruals                                             (2,044)
    Changes in assets and liabilities, net of effects
    from acquisition:
      Decrease (increase) in receivables and other assets              (7,420)      6,484
      Decrease in income taxes                                         (3,473)    (29,541)
      Increase in accounts payable and accrued liabilities              9,652       2,773
                                                                      -------    --------
Net cash used for operating activities                                 (5,035)    (15,697)
                                                                      -------    --------
Cash flows from investing activities:
    Purchase of real estate                                           (24,732)
    Payment of prepetition claims                                        (508)   (564,551)
    Collection of contract receivable                                             300,000
    Decrease (increase) in restricted assets                          (12,526)    332,229
    Sale or maturity of investment securities                           8,627
    Purchase of investment securities                                 (15,844)   (175,091)
    Sale or liquidation of long-term investments                       13,887
    Purchase of long-term investments                                             (54,086)
    Payment for acquisition, net of cash acquired                       1,915
                                                                      -------    --------
Net cash used for investing activities                                (29,181)   (161,499)
                                                                      -------    --------
Cash flows from financing activities:
    Payment of preferred dividends                                    (10,354)    (75,041)
    Purchase of Class A preferred stock                               (10,530)     (4,356)
    Increase in margin loans payable                                   17,255
    Repayment of other obligations                                       (439)     (8,719)
    Exercise of stock options                                                         335
                                                                      -------    --------
Net cash used for financing activities                                 (4,068)    (87,781)
                                                                      -------    --------
Net cash provided from discontinued operations                                        376
                                                                      -------    --------
Net decrease in cash and cash equivalents                             (38,284)   (264,601)
Cash and cash equivalents, beginning of period                         51,742     376,170
                                                                      -------    --------

Cash and cash equivalents, end of period                              $13,458    $111,569
                                                                      =======    ========
Supplemental Cash Flow Information:
  Cash payments for income taxes                                      $ 3,773    $ 30,476
                                                                      =======    ========



     See accompanying Notes to Quarterly Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




1. PRINCIPLES OF REPORTING

   The consolidated financial statements include the accounts of New Valley Corporation and Subsidiaries (the "Company"). The consolidated financial statements as of March 31, 1996 presented herein have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for an entire year.

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

   These financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

   Real Estate Leasing Revenues. The real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties generally contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts.

   Revenue Recognition of Computer Sales and Services. Product revenues are recognized when the equipment is shipped or, in certain circumstances, upon product acceptance by the customer if it occurs prior to shipment. Contract revenues are recognized as the related costs are incurred. Service revenues are recognized over the period in which the services are provided.


2. ACQUISITIONS

   On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers") for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in non-recourse mortgage financing. In addition, the Company has capitalized approximately $800 in costs related to the acquisition. The Company paid $11,400 in cash and executed four promissory notes aggregating $100,000 for the Office Buildings. The Office Building notes bear interest at 7.5% and have terms of ten to fifteen years. These Office Buildings consist of two adjacent commercial office buildings in Troy, Michigan and two adjacent commercial office buildings in Bernards Township, New Jersey. The Shopping Centers were acquired for an aggregate purchase price of $72,500, consisting of $12,500 in cash and $60,000 in eight promissory notes. Each Shopping Center note has a term of five years, and

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
      NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


   bears interest at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term. The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia.

   The components of the Company's investment in real estate at March 31, 1996 are as follows:


     Land                                           $ 38,921
     Buildings                                       145,789
     Construction in progress                             22
                                                    --------
          Total                                      184,732
     Less:  accumulated depreciation                    (858)
                                                    --------
          Net investment in real estate             $183,874
                                                    ========

   On January 11, 1996, the Company provided a $10,600 convertible bridge loan to finance Thinking Machines Corporation ("TMC"), a developer and marketer of parallel software of high-end and networked computer systems. In February 1996, the bridge loan was converted into a controlling interest in a partnership which holds 3.3 million common shares of TMC which represent 61.4% of the outstanding shares. The acquisition of TMC through the conversion of the bridge loan was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of TMC subsequent to January 31, 1996 are included in the operations of the Company. The fair value of assets acquired, including goodwill of $1,726, was $27,301 and liabilities assumed totaled $16,705, including minority interest of $9,082.

   The following table presents unaudited pro forma results of continuing operations as if the acquisitions of Ladenburg, Thalmann & Co., Inc., TMC, and the Office Buildings and Shopping Centers, had occurred on January 1, 1995. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had each of these acquisitions been consummated as of such date.


                                         Three Months Ended
                                      ------------------------
                                       March 31,    March 31,
                                          1996         1995
                                      ------------------------
Revenues                                $ 38,115     $ 37,709
                                        ========     ========
Net (loss) income                       $ (5,268)    $  6,920
                                        ========     ========
Net loss applicable to common shares    $(16,451)    $ (6,133)
                                        ========     ========
Net loss per common share               $   (.09)    $   (.03)
                                        ========     ========

3. DISCONTINUED OPERATIONS

   Effective October 1, 1995, the Company sold its messaging services business. Accordingly, the financial statements reflect the financial position and the results of operations of the messaging services business as discontinued operations for the periods prior to the sale.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
      NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


   Operating results of the messaging services business for the three months ended March 31, 1995 were as follows: revenues - $12,027, operating income - $1,553, and net income - $1,398.


4. INCOME TAXES

   At March 31, 1996, the Company had net operating loss carryforwards of approximately $190,000 which expire at various dates through 2007. A valuation allowance has been provided against the amount as it is deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of the deferred tax assets. The provision (benefit) for income taxes, which represented the effects of the alternative minimum tax and state income taxes, for the three months ended March 31, 1996 and 1995, does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.


5. INVESTMENT SECURITIES

   Investment securities classified as available for sale are carried at fair value, with net unrealized losses of $1,997 ($351 of unrealized gains and $2,348 of unrealized losses) included as a separate component of stockholders' equity (deficit). The Company had net realized gains on sales of investment securities available for sale of $3,134 for the three months ended March 31, 1996.

   In August 1995, the Company received approval from the Federal Trade Commission to purchase up to 15% of the voting securities of RJR Nabisco Holdings Corp. ("RJR Nabisco"). As of March 31, 1996, the Company, through a wholly-owned subsidiary, held approximately 5.16 million shares of RJR Nabisco common stock, par value $.01 per share (the "RJR Nabisco Common Stock"), with a market value of $156,143 (cost of $158,225). The Company's investment in RJR Nabisco collateralizes margin loan financing of $83,535 at March 31, 1996. This margin loan bears interest at .25% below the broker's call rate (6.0% at March 31, 1996). In addition, the Company's investment in certain U.S. government securities collateralizes margin loan financing of $8,839 which loan was repaid in April 1996 upon maturity of the U.S. government securities.

   During 1996, the Company has expensed $6,854 relating to the RJR Nabisco investment. Included in this amount is $58 owed to Brooke pursuant to the December 27, 1995 agreement with Brooke pursuant to which the Company agreed, among other things, to pay directly or reimburse Brooke and its subsidiaries for out-of-pocket expenses in connection with Brooke's solicitation of consents and proxies from the shareholders of RJR Nabisco. At March 31, 1996, the Company owed Brooke and its subsidiaries a total of $1,042 pursuant to the Brooke agreement, which amount was expensed in 1995. The Company's investment in RJR Nabisco decreased from a $1,440 unrealized gain at December 31, 1995 to an unrealized loss of $2,082 and $4,663 at March 31, 1996 and May 3, 1996, respectively.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
      NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

   The details of the investment categories by type of security at March 31, 1996 are as follows:


                                                             Fair
                                                   Cost     Value
                                             -------------------------

Available for Sale:
  Marketable equity securities:
    RJR Nabisco Common Stock                     $158,225  $156,143
    Other marketable securities                     2,142     2,227
                                                 --------  --------
    Total marketable securities                   160,367   158,370
  U.S. government securities                       49,949    49,949
  Marketable debt securities (long-term)              499       499
                                                 --------  --------
  Total securities available for sale             210,815   208,818
                                                 --------  --------
Trading Securities (Ladenburg):
  Marketable equity securities                     22,189    21,925
  Equity and index options                         11,370    11,172
  Other securities                                  2,443     2,697
                                                 --------  --------
  Total trading securities                         36,002    35,794
                                                 --------  --------
Total Investment securities                       246,817   244,612
Less long-term portion of investment securities       499       499
                                                 --------  --------
Investment securities - current portion          $246,318  $244,113
                                                 ========  ========

   The long-term portion of investment securities at cost consists of marketable debt securities which mature in three years.

   Long-Term Investments. At March 31, 1996, long-term investments included investments in limited partnerships of $4,828, equity in a joint venture of $3,796, equity investments in foreign corporations of $6,000 and a software company of $1,001. During the three months ended March 31, 1996, the Company liquidated its position in two limited partnerships with an aggregate carrying amount of $14,500 and recognized a gain on such liquidations of $4,086. The fair value of the Company's long-term investments approximates its carrying amount. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

   RJR Nabisco Equity Swap. On February 29, 1996, New Valley entered into a total return equity swap transaction with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco Common Stock. The transaction is for a period of up to six months, subject to earlier termination at the election of New Valley, and provides for New Valley to make a payment to the Counterparty of $1,537 upon commencement of the swap. At the termination of the transaction, if the price of the RJR Nabisco Common Stock during a specified period prior to such date (the "Final Price") exceeds $34.42, the price of the RJR Nabisco Common Stock during a specified period following the commencement of the swap (the "Initial Price"), the Counterparty will pay New Valley an amount in cash equal to the amount of such appreciation with respect to 1,000,000 shares of RJR Nabisco Common Stock plus the value of any dividends with a record date occurring during the swap period. If the Final Price is less than the Initial Price, then New Valley will pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to 1,000,000 shares of RJR Nabisco Common Stock, offset by the value of any

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
      NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


   dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco Common Stock, New Valley will not be required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the swap are being guaranteed by the Counterparty's parent, a large foreign bank, and New Valley has pledged certain collateral in respect of its potential obligations under the swap and has agreed to pledge additional collateral under certain conditions. At March 31, 1996, the Company marked its obligation with respect to the equity swap to fair value which resulted in a charge to operations of $3,964 representing the unrealized loss on this swap transaction. The Company has pledged U.S. government securities of $11,806 at March 31, 1996 as collateral for this transaction.


6. REDEEMABLE PREFERRED SHARES

   At March 31, 1996, the Company had authorized and outstanding 2,000,000 and 1,035,462, respectively, of its Class A Senior Preferred Shares. At March 31, 1996 and December 31, 1995, respectively, the carrying value of such shares amounted to $211,759 and $226,396, including undeclared dividends of $113,938 and $121,893, or $110.04 and $110.06 per share.

   In January and February, 1996, the Company repurchased 72,104 of such shares for $10,530. The repurchase of the Class A Senior Preferred Shares increased the Company's additional paid-in capital by $4,279 for the 72,104 shares acquired.

   As of March 31, 1996, the unamortized discount on the Class A Senior Preferred Shares was $5,700.

   In March 1996, Company declared and paid a dividend on the Class A Senior Preferred Shares of $10.00 per share.


7. PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

   The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $100,053 and $95,118 at March 31, 1996 and December 31, 1995, respectively. These undeclared dividends represent $35.85 and $34.08 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.


8.   RESTRICTED ASSETS

   The current and noncurrent portions of restricted assets consist primarily of the remaining $28,508 held in escrow pursuant to the sale of the Company's money transfer business on November 15, 1994, which have been classified based on the terms of the related purchase agreement and the anticipated release of the escrow, and the $11,802 pledged as collateral for the RJR Nabisco equity swap as described in Note 5.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
      NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


9.  PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

    Those liabilities that are expected to be resolved as part of the Company's First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"), are classified in the Consolidated Balance Sheets as prepetition claims and restructuring accruals. On January 18, 1995, approximately $550 million of prepetition claims were paid pursuant to the Joint Plan. As of March 31, 1996 and December 31, 1995, the Company had $32,884 and $33,392, respectively, of prepetition claims and restructuring accruals. The prepetition claims remaining as of March 31, 1996 may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

10. CONTINGENCIES

    Litigation

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

    Investment Company Act

    The Investment Company Act of 1940, as amended (the "Investment Company Act") and the rules and regulations thereunder require the registration of, and impose various substantive restrictions on, companies that engage primarily in the business of investing, reinvesting or trading in securities or engage in the business of investing, reinvesting, owning, holding or trading in securities and own or propose to acquire "investment securities" having a "value" in excess of 40% of a company's "total assets" (exclusive of Government securities and cash items) on an unconsolidated basis. Following dispositions of its then operating businesses pursuant to the Joint Plan, the Company was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2 thereunder, which exemption expired on January 18, 1996. Prior to such date, through the Company's acquisition of the investment banking and brokerage business of Ladenburg and its acquisition of the Office Buildings and Shopping Centers (see Note 2), the Company was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities, and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, the Company is required to determine the value of its total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If the Company were required to register under the Investment Company Act, it would be subject to a number of material restrictions on its operations, capital structure and management, including without limitation its ability to enter into transactions with affiliates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         ------------------------------------------------


INTRODUCTION

The Company's Consolidated Financial Statements include the accounts of Ladenburg, Thalmann & Co. Inc. ("Ladenburg"), Thinking Machines Corporation ("TMC") and other subsidiaries.

On January 19, 1995, the Company emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under its First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). The Joint Plan provided for, among other things, the sale of the Company's money transfer business, the payment of all allowed claims, a $50 per share cash dividend to holders of Class A Senior Preferred Shares and a tender offer by the Company for up to 150,000 Class A Senior Preferred Shares at a purchase price of $80 per share. Pursuant to the Joint Plan, the Company sold its interest in the money transfer business on November 15, 1994 to First Financial Management Corporation ("FFMC"). In addition, the Company received an option to sell to FFMC, and FFMC received an option to purchase, the Company's messaging services business for $20,000 in cash, which was exercised during the fourth quarter of 1995.

ACQUISITIONS

On May 31, 1995, the Company consummated its acquisition of all of the outstanding shares of Ladenburg for $25,750, net of cash acquired. The acquisition was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of Ladenburg subsequent to May 31, 1995 are included in the operations of the Company .

On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers") for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in non-recourse mortgage financing. In addition, the Company has capitalized approximately $800 in costs related to the acquisition. The Company paid $11,400 in cash and executed four promissory notes aggregating $100,000 for the Office Buildings. The Office Building notes bear interest at 7.5% and have terms of ten to fifteen years. These Office Buildings consist of two adjacent commercial office buildings in Troy, Michigan and two adjacent commercial office buildings in Bernards Township, New Jersey. The Shopping Centers were acquired for an aggregate purchase price of $72,500, consisting of $12,500 in cash and $60,000 in eight promissory notes. Each Shopping Center note has a term of five years, and bears interest at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term. The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia.

On January 11, 1996, the Company, through Ladenburg's merchant banking affiliate, provided a $10,600 convertible bridge loan to finance TMC, a developer and marketer of parallel software of high-end and networked computer systems, in connection with its emergence from bankruptcy proceedings. Effective February 1, 1996, the bridge loan was converted into a controlling interest in a partnership which holds 3.3 million common shares of TMC which represent 61.4% of the outstanding shares. The acquisition of TMC through the conversion of the bridge loan was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of TMC subsequent to January 31, 1996 are included in the operations of the Company. The fair value of assets acquired, including goodwill of $1,726, was $27,301 and liabilities assumed totaled $16,705, including minority interest of $9,082.

RESULTS OF OPERATIONS

Consolidated total revenues were $36,684 for the three months ended March 31, 1996 versus $7,669 for the same period last year. The increase in revenues of $29,015 is attributable primarily to the acquisitions of Ladenburg, the Office Buildings and Shopping Centers and Thinking Machines. For the first quarter of 1995, the Company's revenues consisted of only interest and other income.

For the first quarter of 1996, the results of operations of the Company's primary operating units, which include Ladenburg (broker-dealer), the Office Buildings and Shopping Centers (real estate operations), and TMC (computer sales and service), were as follows:


                                                         Computer
                             Broker     Real Estate       Sales        Corporate
                             Dealer     Operations      and Service    and Other      Total
                             -------    ----------      -----------    ---------      -----
Revenues                     $19,117      $5,706          $4,775         $ 7,086      $36,684
Expenses                      18,623       5,907           4,833          12,305       41,668
                             -------      ------          ------         -------      -------
Operating income (loss)
before taxes                 $   494      $ (201)         $  (58)        $(5,219)     $(4,984)
                             =======      ======          ======         =======      =======

Ladenburg's revenues for the first quarter of 1996 consisted of principal transactions of $8,738, commissions of $3,862, corporate finance fees of $2,871, syndicate and underwriting income of $1,533, and other income of $2,113. Expenses of Ladenburg consisted of employee compensation and benefits of $12,216 and other expenses of $6,407.

Revenues from the Office Buildings and Shopping Centers for the first quarter of 1996 were $3,649 and $2,057, respectively. Expenses of the Office Buildings and Shopping Centers included interest and depreciation of $3,088 and $858, respectively.

TMC had product and software sales of $2,403 and contract and service revenues of $2,296 for the two months ended March 31, 1996. Direct costs of these revenues were $2,534 for the same period. Operating expenses of TMC consisted of selling, general and administrative of $1,543 and research and development of $756 for the two months ended March 31, 1996.

For the first quarter of 1996, the Company's revenues of $7,086 related to corporate and other activities consisted of gains on investments of $3,256 and interest and dividend income of $3,830 as compared to interest and dividend income of $6,631 for the same period in the prior year. Net gains on investments of $3,256 consisted of gains on sales of investment securities held for sale of $3,134 and on the liquidation of two limited partnerships of $4,086, net of an unrealized loss on the RJR Nabisco equity swap of $3,964.

Operating, general and administrative expenses for the first quarter of 1996 consisted primarily of employee compensation and benefits of $15,577, expenses related to the RJR Nabisco investment of $6,063, and interest expense of $4,524. Operating, general and administrative expenses for the first quarter of 1995 consisted primarily of employee compensation and benefits of $995. The reversal of restructuring accruals of $2,044 in the 1995 period resulted from the Company settling certain claims at amounts below the accrued liability.

Income tax benefit for the first quarter of 1996 was $100 versus income tax expense of $740 for the first quarter of 1995. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $155,565 at December 31, 1995 to $118,250 at March 31, 1996 primarily as a result of the purchase of the Office Building and Shopping Centers for $24,732, the repurchase of Class A Senior Preferred Shares for $10,530, and the payment of preferred dividends of $10,354, offset by the liquidation of long-term investments of $13,887.

During the first quarter 1996, the Company's cash and cash equivalents decreased from $51,742 to $13,458 due primarily to the acquisitions during the period, and dividends on and repurchases of the Class A Senior Preferred Shares. The Company expects to fund any cash requirements of the operating businesses and possible future acquisitions primarily through the sale or maturity of its investment securities.

In 1995, the Company's Board of Directors authorized the Company to repurchase as many as 500,000 shares of its Class A Senior Preferred Shares. As of March 31, 1996, the Company had repurchased 411,504 of such shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to shareholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Each of the Company's operating businesses, Ladenburg, TMC, and New Valley Realty, are subject to intense competition, changes in consumer preferences, and local economic conditions. Ladenburg is further subject to uncertainties endemic to the securities industry including, without limitation, the volatility of domestic and international financial, bond and stock markets, governmental regulation and litigation. TMC is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology. New Valley Realty is additionally subject to the uncertainties relating to, without limitation, required capital improvements to its facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Uncertainties affecting the Company generally include, without limitation, the effect of market conditions on the salability of the Company's investment securities and, thus, the sufficiency of the Company's future liquidity, the uncertainty of other potential acquisitions and investments by the Company, developments relating to the Company's investment in RJR Nabisco, the effects of governmental regulation on the Company's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which the Company may become involved. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

         See Note 10 to the "Notes to the Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 3.  Defaults Upon Senior Securities

         See Notes 6 and 7 to the "Notes to the Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits

              27  Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

           The Company filed the following reports on Form 8-K during the first quarter of 1996:


               Date               Items  Financial Statements
               ----               -----  --------------------
               January 10, 1996   2,7    None

               January 10, 1996   7      Financial statements prepared
               (Amendment No. 1)         pursuant to Rule 3-14 of
                                         Regulation S-X

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              NEW VALLEY CORPORATION
                              (Registrant)




Date: May 15, 1996            By: /s/ Robert M. Lundgren
     --------------------         ----------------------------
                                  Robert M. Lundgren
                                  Vice President, Treasurer
                                  and Chief Financial Officer
                                  (Duly Authorized Officer and
                                  Chief Accounting Officer)