Form 10-Q
period 1996-06-30
NEW VALLEY CORP
filed 1996-08-14
CIK 106374

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 1-2493

                             NEW VALLEY CORPORATION
             (Exact name of registrant as specified in its charter)



                        DELAWARE                        13-5482050
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)       Identification Number)


                  100 S.E. SECOND STREET
                      MIAMI, FLORIDA                       33131
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

     AS OF AUGUST 9, 1996, THERE WERE OUTSTANDING 9,577,686 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.

===============================================================================

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION


                                                                      Page
                                                                      ----
Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of June 30, 1996 and
           December 31, 1995.........................................   3

         Consolidated Statements of Operations for the three months
           and six months ended June 30, 1996 and 1995...............   4

         Consolidated Statement of Changes in Non-Redeemable
           Preferred Shares, Common Shares and Other Capital
           (Deficit) for the six months ended June 30, 1996..........   5

         Consolidated Statements of Cash Flows for the six months
           ended June 30, 1996 and 1995..............................   6

         Notes to the Quarterly Consolidated Financial Statements....   7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................  14


PART  II. OTHER INFORMATION

  Item 1.  Legal Proceedings.........................................  19

  Item 3.  Defaults Upon Senior Securities...........................  19

  Item 4.  Submission of Matters to a Vote of Security-Holders.......  19

  Item 5.  Other Information.........................................  19

  Item 6.  Exhibits and Reports on Form 8-K..........................  20

SIGNATURE............................................................  21

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                           June 30,   December 31,
                                                             1996         1995
                                                          ----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                              $  65,621   $    51,742
   Investment securities                                    200,223       241,526
   Restricted assets                                         10,391        22,919
   Receivable from clearing brokers                          17,582        13,752
   Other current assets                                      20,982         3,546
                                                          ---------   -----------
        Total current assets                                314,799       333,485
                                                          ---------   -----------

Investment in real estate                                   183,122
Investment securities                                           517           517
Restricted assets                                             7,423        15,086
Long-term investments                                        11,506        29,512
Other assets                                                 15,091         7,222
                                                          ---------   -----------
        Total assets                                      $ 532,458   $   385,822
                                                          =========   ===========


LIABILITIES AND CAPITAL (DEFICIT)


Current liabilities:
   Margin loans payable                                   $  82,525   $    75,119
   Accounts payable and accrued liabilities                  40,331        27,712
   Prepetition claims and restructuring accruals             26,737        33,392
   Income taxes                                              16,954        20,283
   Securities sold, not yet purchased                        17,276        13,047
   Current portion of long-term obligations                   3,538         8,367
                                                          ---------   -----------
        Total current liabilities                           187,361       177,920
                                                          ---------   -----------

Notes payable                                               159,574
Other long-term obligations                                  16,366        11,967

Redeemable preferred shares                                 222,288       226,396

Non-redeemable preferred shares, Common Shares and
  capital (deficit):
    Cumulative preferred shares; liquidation preference of
     $69,769, dividends in arrears; $105,170 and $95,118        279           279
    Common Shares, $.01 par value; 850,000,000 shares
     authorized; 9,577,624 and 191,551,586 shares
     outstanding                                                 96         1,916
    Additional paid-in capital                              664,101       679,058
    Accumulated deficit                                    (724,010)     (714,364)
    Unrealized appreciation on investment
     securities, net of taxes                                 6,403         2,650
                                                          ---------   -----------
Total non-redeemable preferred shares, Common
  Shares and other capital (deficit)                        (53,131)      (30,461)
                                                          ---------   -----------

Total liabilities and capital (deficit)                   $ 532,458   $   385,822
                                                          =========   ===========

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                Three Months Ended       Six Months Ended
                                                              ----------------------  ----------------------
                                                                     June 30,                June 30,
                                                              ----------------------  ----------------------
                                                                 1996        1995        1996        1995
                                                              ----------  ----------  ----------  ----------
Revenues:
   Principal transactions, net                                $  6,172    $  2,601    $ 14,910    $  2,601
   Commissions                                                   4,820       1,738       8,683       1,738
   Real estate leasing                                           5,958                  11,664
   Computer sales and service                                    4,098                   8,797
   Interest and dividends                                        4,642       3,938       9,826      10,569
   Other income                                                  8,857       1,755      17,351       2,793
                                                              --------    --------    --------    --------

        Total revenues                                          34,547      10,032      71,231      17,701
                                                              --------    --------    --------    --------
Cost and expenses:
   Operating, general and administrative                        34,170       7,455      71,314       9,797
   Interest                                                      4,739                   9,263
   Reversal of restructuring accruals                                                               (2,044)
                                                              --------    --------    --------    --------

       Total costs and expenses                                 38,909       7,455      80,577       7,753
                                                              --------    --------    --------    --------

Income (loss) from continuing operations before income taxes    (4,362)      2,577      (9,346)      9,948

Provision for income taxes                                         400         293         300       1,033
                                                              --------    --------    --------    --------

Income (loss) from continuing operations                        (4,762)      2,284      (9,646)      8,915

Discontinued operations:
   Income from discontinued operations,
    net of income taxes                                                      2,682                   4,080
                                                              --------    --------    --------    --------

Net income (loss)                                               (4,762)      4,966      (9,646)     12,995

Dividends on preferred shares - undeclared                     (15,646)    (18,647)    (31,108)    (39,059)
Excess of carrying value of redeemable preferred
   shares over cost of shares purchased                                     26,266       4,279      33,624
                                                              --------    --------    --------    --------

Net income (loss) applicable to Common Shares                 $(20,408)   $ 12,585    $(36,475)   $  7,560
                                                              ========    ========    ========    ========

Income (loss) per common and equivalent share:
   From continuing operations                                 $  (2.13)   $   1.03    $  (3.81)   $    .36
   Discontinued operations                                                     .28                     .43
                                                              ---------   --------    ---------   --------

   Net income (loss) per Common Share                         $  (2.13)   $   1.31    $  (3.81)   $    .79
                                                              ========    ========    ========    ========
Number of shares used in computation                             9,578       9,572       9,578       9,526
                                                             =========   =========    ========    ========

Supplemental information:
   Additional interest absent Chapter 11 filing                                                   $  2,314
                                                                                                  =========

     See accompanying Notes to Quarterly Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN NON-REDEEMABLE PREFERRED
               SHARES, COMMON SHARES AND OTHER CAPITAL (DEFICIT)
                                 (IN THOUSANDS)
                                  (UNAUDITED)







                                         $3.00 Class B
                                        Preferred Shares      Common Shares       Additional
                                        ----------------      ----------------     Paid-In       Accumulated      Unrealized
                                         Shares  Amount       Shares    Amount     Capital         Deficit       Appreciation
                                         ------  ------      --------   -------    --------      ----------      ------------
Balance, December 31, 1995                2,791   $279        191,551   $1,916      $679,058     $(714,364)         $2,650

 Net loss                                                                                           (9,646)
 Undeclared dividends and accretion
  on redeemable preferred shares                                                     (21,056)
 Purchase of redeemable preferred
  shares                                                                               4,279
 Unrealized appreciation in marketable
  securities                                                                                                         3,753
 Effect of 1-for-20 reverse stock split                      (181,974)  (1,820)        1,820
 Conversion of preferred shares                                     1
                                         ------  -----       ---------  ------      --------     ---------          ------
Balance, June 30, 1996                    2,791   $279          9,578   $   96      $664,101     $(724,010)         $6,403
                                         ======  =====       =========  ======      ========     =========          ======

     See accompanying Notes to Quarterly Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                             Six Months Ended
                                                                 June 30,
                                                            1996         1995
                                                         -----------  -----------

Cash flows from operating activities:
 Net income (loss)                                          $ (9,646)    $ 12,995
 Adjustments to reconcile net income to net
   cash used for operating activities:
   Income from discontinued operations                                     (4,080)
   Depreciation and amortization                               2,332
   Reversal of restructuring accruals                                      (2,044)
   Changes in assets and liabilities, net of effects
    from acquisition:
     Decrease (increase) in receivables and other assets     (11,873)       7,170
     Decrease in income taxes                                 (3,329)     (29,074)
     Increase in accounts payable and accrued liabilities     10,234          399
                                                            --------     --------
Net cash used for operating activities                       (12,282)     (14,634)
                                                            --------     --------
Cash flows from investing activities:
   Purchase of real estate and related improvements          (24,882)
   Payment of prepetition claims                              (6,655)    (568,997)
   Collection of contract receivable                                      300,000
   Decrease in restricted assets                              20,191      326,537
   Sale or maturity of investment securities                  60,899
   Purchase of investment securities                         (15,843)    (198,902)
   Sale or liquidation of long-term investments               14,500
   Purchase of long-term investments                          (1,269)     (70,421)
   Payment for acquisition, net of cash acquired               1,915      (25,853)
                                                            --------     --------
Net cash provided from (used for) investing activities        48,856     (237,636)
                                                            --------     --------
Cash flows from financing activities:
   Payment of preferred dividends                            (10,354)     (90,628)
   Purchase of Class A preferred stock                       (10,530)     (23,029)
   Increase in margin loans payable                            7,406
   Repayment of other obligations                             (9,217)      (7,357)
   Exercise of stock options                                                  535
                                                            --------     --------
Net cash used for financing activities                       (22,695)    (120,479)
                                                            --------     --------

Net cash provided from discontinued operations                              2,421
                                                            --------     --------
Net increase (decrease) in cash and cash equivalents          13,879     (370,328)
Cash and cash equivalents, beginning of period                51,742      376,170
                                                            --------     --------
Cash and cash equivalents, end of period                    $ 65,621     $  5,842
                                                            ========     ========
Supplemental Cash Flow Information:
  Cash payments for income taxes                            $  3,729     $ 31,194
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




1. PRINCIPLES OF REPORTING

   The consolidated financial statements include the accounts of New Valley Corporation and Subsidiaries (the "Company"). The consolidated financial statements as of June 30, 1996 presented herein have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

   These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

   Reincorporation and Reverse Stock Split. On July 29, 1996, the Company completed its reincorporation from the State of New York to the State of Delaware and effected a one-for-twenty reverse stock split of the Company's common shares. These changes were approved by the Company's shareholders at the annual shareholders' meeting held on June 25, 1996. In connection with the reverse stock split, all per share data have been restated to reflect retroactively the reverse stock split and a total of $1,820 was reclassified from the Company's common shares account to the Company's additional paid-in capital account.

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


2. ACQUISITIONS

   On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers") for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


   non-recourse mortgage financing. In addition, the Company has capitalized approximately $800 in costs related to the acquisitions. The Company paid $11,400 in cash and executed four promissory notes aggregating $100,000 for the Office Buildings. The Office Building notes bear interest at 7.5% and have terms of ten to fifteen years. The Shopping Centers were acquired for an aggregate purchase price of $72,500, consisting of $12,500 in cash and $60,000 in eight promissory notes. Each Shopping Center note has a term of five years, and bears interest at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term.

   The components of the Company's investment in real estate at June 30, 1996 are as follows:


       Land                               $ 38,921
       Buildings                           145,939
       Construction-in-progress                 22
                                          --------
           Total                           184,882
       Less:  accumulated depreciation      (1,760)
                                          --------
           Net investment in real estate  $183,122
                                          ========

   On January 11, 1996, the Company provided a $10,600 convertible bridge loan to finance Thinking Machines Corporation ("TMC"), a developer and marketer of parallel software of high-end and networked computer systems. In February 1996, the bridge loan was converted into a controlling interest in a partnership which holds 3.3 million common shares of TMC which represent 61.4% of the outstanding shares. The acquisition of TMC through the conversion of the bridge loan was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of TMC subsequent to January 31, 1996 are included in the operations of the Company. Subject to final determination, the fair value of assets acquired, including goodwill of $1,726, was $27,301 and liabilities assumed totaled $16,705, including minority interests of $9,082.

   The following table presents unaudited pro forma and actual results of continuing operations as if the acquisitions of Ladenburg, Thalmann & Co., Inc., TMC, and the Office Buildings and Shopping Centers, had occurred on January 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had each of these acquisitions been consummated as of such date.



                                        Three Months Ended       Six Months Ended
                                      ----------------------  -----------------------
                                       June 30,    June 30,    June 30,     June 30,
                                         1996        1995        1996         1995
                                      -----------  ---------  -----------  ----------
                                        Actual                 Pro Forma
                                      -----------  ----------------------------------
  Revenues                              $ 34,547     $31,795    $ 72,662      $69,504
                                        ========     =======    ========      =======
  Net (loss) income                     $ (4,762)    $ 2,457    $(10,030)     $ 9,377
                                        ========     =======    ========      =======
  Net (loss) income applicable to
   common shares                        $(20,408)    $10,076    $(36,859)     $ 3,942
                                        ========     =======    ========      =======
  Net (loss) income per common share    $  (2.13)    $  1.05    $  (3.85)     $   .41
                                        ========     =======    ========      =======

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


3. DISCONTINUED OPERATIONS

   Effective October 1, 1995, the Company sold its messaging services business. Accordingly, the financial statements reflect the financial position and the results of operations of the messaging services business as discontinued operations for the periods prior to the sale.

   Operating results of the messaging services business for the three months ended June 30, 1995 were as follows: revenues - $14,635, operating income - $2,982, and net income - $2,682. Operating results of the messaging services business for the six months ended June 30, 1995 were as follows: revenues - $26,662, operating income - $4,535, and net income - $4,080.


4. INCOME TAXES

   At June 30, 1996, the Company had net operating loss carryforwards of approximately $190,000 which expire at various dates through 2007. A valuation allowance has been provided against the amount as it is deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of the deferred tax assets. The provision for income taxes, which represented the effects of the alternative minimum tax and state income taxes, for the three and six months ended June 30, 1996 and 1995, does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.


5. INVESTMENT SECURITIES

   Investment securities classified as available for sale are carried at fair value, with net unrealized gains of $6,403 ($6,824 of unrealized gains and $421 of unrealized losses) included as a separate component of stockholders' equity (deficit). The Company had net realized gains on sales of investment securities available for sale of $58 and $3,192 for the three and six months ended June 30, 1996, respectively.

   As of June 30, 1996, the Company, through a wholly-owned subsidiary, held approximately 5.16 million shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock, par value $.01 per share (the "RJR Nabisco Common Stock"), with a market value of $163,886 (cost of $158,225). The Company's investment in RJR Nabisco collateralizes margin loan financing of $82,525 at June 30, 1996. This margin loan bears interest at .25% below the broker's call rate (6.0% at June 30, 1996).

   During 1996, the Company has expensed $10,367 relating to the RJR Nabisco investment. Included in this amount was $220 owed to Brooke Group Ltd. ("Brooke"), an affiliate of the Company, pursuant to the December 27, 1995 agreement with Brooke in which the Company agreed, among other things, to pay directly or reimburse Brooke and its subsidiaries for out-of-pocket expenses in connection with Brooke's solicitation of consents and proxies from the shareholders of RJR Nabisco. At June 30, 1996, the Company owed Brooke and its subsidiaries a total of $1,200 pursuant to the Brooke agreement, which amount was paid in July 1996. The Company's investment in RJR Nabisco Common Stock decreased from a $5,661 unrealized gain at June 30, 1996 to a $20,794 unrealized loss at August 13, 1996.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


     The details of the investment categories by type of security at June 30, 1996 are as follows:



                                                              Fair
                                                   Cost       Value
                                                 ---------  ---------
Available for sale:
   Marketable equity securities:
     RJR Nabisco Common Stock                    $158,225   $163,886
     Other marketable securities                    2,080      2,822
                                                 --------   --------
     Total marketable securities                  160,305    166,708
   Marketable debt securities (long-term)             517        517
                                                 --------   --------
   Total securities available for sale            160,822    167,225
                                                 --------   --------
Trading securities (Ladenburg):
   Marketable equity securities                    24,090     24,429
   Equity and index options                         7,041      6,739
   Other securities                                 2,684      2,347
                                                 --------   --------
   Total trading securities                        33,815     33,515
                                                 --------   --------
Total investment securities                       194,637    200,740
Less long-term portion of investment securities      (517)      (517)
                                                 --------   --------
Investment securities - current portion          $194,120   $200,223
                                                 ========   ========

   The long-term portion of investment securities at cost consists of marketable debt securities which mature in three years.

   Long-Term Investments. At June 30, 1996, long-term investments included investments in limited partnerships of $5,625, equity in a joint venture of $3,796, an equity investment in a foreign corporation of $2,000, and other investments of $85. During the first quarter of 1996, the Company liquidated its position in two limited partnerships with an aggregate carrying amount of $14,500 and recognized a gain on such liquidations of $4,086. In July 1996, the Company sold its investment in a Brazilian airplane manufacturer (the "Brazilian Investment") for $8,285 in cash, which included $1,300 as reimbursement of the Company's expenses related to this investment. The Company, after writing down this investment by $8,698 in 1995, recognized a gain on the sale of the Brazilian Investment of $4,285 in July 1996 representing a partial recovery of the impaired carrying value. The Company reclassified this investment to other current assets as of June 30, 1996. In June 1996, the Company determined that an other than temporary impairment in the value of its minority equity interest in a computer software company had occurred and, accordingly, $1,001 was provided as an impairment charge.

   The fair value of the Company's long-term investments approximates its carrying amount. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

   RJR Nabisco Equity Swap. On February 29, 1996, the Company entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco Common Stock (reduced to 750,000 shares of RJR Nabisco Common Stock as of August 13, 1996). The transaction is for a period of up to six months, subject to earlier termination at the election of the Company, and provided for the Company to make a payment to the Counterparty of $1,537 upon commencement of the

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


   Swap. At the termination of the transaction, if the price of the RJR Nabisco Common Stock during a specified period prior to such date (the "Final Price") exceeds $34.42, the price of the RJR Nabisco Common Stock during a specified period following the commencement of the Swap (the "Initial Price"), the Counterparty will pay the Company an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco Common Stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price is less than the Initial Price, then the Company will pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco Common Stock subject to the Swap, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco Common Stock, the Company will not be required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap are being guaranteed by the Counterparty's parent, a large foreign bank, and the Company has pledged certain collateral in respect of its potential obligations under the Swap and has agreed to pledge additional collateral under certain conditions. The Company marks its obligation with respect to the Swap to fair value which resulted in a charge to operations for the unrealized loss on the Swap of $3,231 for the six months ended June 30, 1996. Based on the market price of the RJR Nabisco Common Stock at August 13, 1996, the Company would take a charge to operations for the loss on the Swap of approximately $4,000 for the three months ended September 30, 1996. The Company had pledged U.S. government securities of $8,569 and $10,687 at June 30, 1996 and August 13, 1996, respectively, as collateral for this transaction. These amounts are classified as current restricted assets.


6. REDEEMABLE PREFERRED SHARES

   At June 30, 1996, the Company had authorized and outstanding 2,000,000 and 1,035,462, respectively, of its Class A Senior Preferred Shares. At June 30, 1996 and December 31, 1995, respectively, the carrying value of such shares amounted to $222,288 and $226,396, including undeclared dividends of $124,339 and $121,893, or $120.08 and $110.06 per share.

   In January and February, 1996, the Company repurchased 72,104 of such shares for $10,530. The repurchase of the Class A Senior Preferred Shares increased the Company's additional paid-in capital by $4,279 for the 72,104 shares acquired.

   As of June 30, 1996, the unamortized discount on the Class A Senior Preferred Shares was $5,597.

   In March 1996 and July 1996, the Company declared and paid dividends on the Class A Senior Preferred Shares of $10.00 and $30.00 per share, respectively.


7. PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

   The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $105,170 and $95,118 at June 30, 1996 and December 31, 1995, respectively. These undeclared dividends represent $37.68 and $34.08 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

8.  RESTRICTED ASSETS

    Restricted assets at June 30, 1996 consisted primarily of the $8,569 pledged as collateral for the RJR Nabisco equity swap as described in Note 5, and $5,223 pledged as security for a long-term lease of commercial office space.

    In May 1996, the Company reached an agreement with First Financial Management Corporation ("FFMC") whereby FFMC released all of the remaining $28,742 held in escrow pursuant to the Asset Purchase Agreement, dated as of October 20, 1994, between the Company and FFMC, relating to the sale of the Company's money transfer business. In addition, the agreement required the Company to pay FFMC $7,000 in connection with the termination of the various service agreements the Company had with FFMC. The Company recognized a gain on the termination of these service agreements of $1,317.


9.  PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

    Those liabilities that are expected to be resolved as part of the Company's First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan") are classified in the Consolidated Balance Sheets as prepetition claims and restructuring accruals. On January 18, 1995, approximately $550 million of prepetition claims were paid pursuant to the Joint Plan. As of June 30, 1996 and December 31, 1995, the Company had $26,737 and $33,392, respectively, of prepetition claims and restructuring accruals. The prepetition claims remaining as of June 30, 1996 may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


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

On January 19, 1995, the Company emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under its First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). The Joint Plan provided for, among other things, the sale of the Company's money transfer business, the payment of all allowed claims, a $50 per share cash dividend to holders of Class A Senior Preferred Shares and a tender offer by the Company for up to 150,000 Class A Senior Preferred Shares at a purchase price of $80 per share. Pursuant to the Joint Plan, the Company sold its interest in the money transfer business on November 15, 1994 to First Financial Management Corporation ("FFMC"). In addition, the Company received an option to sell to FFMC, and FFMC received an option to purchase, the Company's messaging services business for $20,000 in cash, which was exercised during the fourth quarter of 1995. In May 1996, FFMC released the balance of monies held in the escrow account established in connection with the Company's sale of the money transfer business.

On July 29, 1996, the Company completed its reincorporation from the State of New York to the State of Delaware and effected a one-for-twenty reverse stock split of the Company's common shares. These changes were approved by the Company's shareholders at the annual shareholders' meeting held on June 25, 1996. In connection with the reverse stock split, all per share data have been restated to retroactively reflect the reverse stock split and a total of $1,820 was reclassified from the Company's common shares account to the Company's additional paid-in capital account.

ACQUISITIONS

On May 31, 1995, the Company consummated its acquisition of all of the outstanding shares of Ladenburg for $25,750, net of cash acquired. The acquisition was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of Ladenburg subsequent to May 31, 1995 are included in the operations of the Company .

On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers") for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in non-recourse mortgage financing. In addition, the Company has capitalized approximately $800 in costs related to the acquisitions. The Company paid $11,400 in cash and executed four promissory notes aggregating $100,000 for the Office Buildings. The Office Building notes each bear interest at 7.5% and have terms of ten to fifteen years. The Shopping Centers were acquired for an aggregate purchase price of $72,500, consisting of $12,500 in cash and $60,000 in eight promissory notes. Each Shopping Center note has a term of five years, and bears interest at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term. The Office Buildings and Shopping Centers are operated by New Valley Realty, a division of the Company formed to manage the Company's real estate operations.

On January 11, 1996, the Company, through Ladenburg's merchant banking affiliate, provided a $10,600 convertible bridge loan to finance TMC, a developer and marketer of parallel software of high-end and networked computer systems, in connection with its emergence from bankruptcy proceedings. Effective February 1, 1996, the bridge loan was converted into a controlling interest in a partnership which holds 3.3 million common shares of TMC which represent 61.4% of the outstanding shares. The acquisition of TMC through the conversion of the bridge loan was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of TMC subsequent to January 31, 1996 are included in the operations of the Company. Subject to final determination, the fair value of assets acquired, including goodwill of $1,726, was $27,301 and liabilities assumed totaled $16,705, including minority interest of $9,082.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

Consolidated total revenues were $34,547 for the three months ended June 30, 1996 versus $10,032 for the same period last year. The increase in revenues is attributable primarily to the acquisitions of Ladenburg, the Office Buildings and Shopping Centers, and TMC. For the three months ended June 30, 1995, the Company's revenues consisted of interest and other income, and revenues of $5,365 related to Ladenburg for the month of June.

For the three months ended June 30, 1996, the results of operations of the Company's primary operating units, which include Ladenburg (broker-dealer), New Valley Realty (real estate operations), and TMC (computer sales and service), were as follows:


                                                Computer
  Three Months Ended     Broker   Real Estate     Sales     Corporate
     June 30, 1996       Dealer   Operations   and Service  and Other   Total
     -------------       ------   ----------   -----------  ---------   ------
Revenues                 $19,635    $5,958      $ 4,184     $ 4,770     $34,547
Expenses                  18,906     6,041        5,348       8,614      38,909
                         -------    ------      -------     -------     -------
Operating income (loss)
 before taxes            $   729    $  (83)     $(1,164)    $(3,844)    $(4,362)
                         =======    ======      =======     =======     =======

Ladenburg's revenues for the second quarter of 1996 consisted of principal transactions of $6,172, commissions of $4,820, corporate finance fees of $4,407, syndicate and underwriting income of $2,107, and other income of $2,129. Expenses of Ladenburg consisted of employee compensation and benefits of $12,221 and other expenses of $6,685.

Revenues from the Office Buildings and Shopping Centers for the three months ended June 30, 1996 were $3,685 and $2,273, respectively. Expenses of the Office Buildings and Shopping Centers included interest of $1,874 and $1,213, respectively, and depreciation of $579 and $323, respectively.

TMC had contract and service revenues of $3,801 and product and software sales of $297 for the three months ended June 30, 1996. Direct costs of these revenues were $2,485 for the same period. Operating expenses of TMC consisted of selling, general and administrative of $1,332 and research and development of $1,531.

For the three months ended June 30, 1996, the Company's revenues related to corporate and other activities consisted primarily of interest and dividend income of $3,534.

Corporate expenses for the three months ended June 30, 1996 of $8,614 consisted primarily of expenses related to the RJR Nabisco investment of $4,304, employee compensation and benefits of $1,564, and interest expense of $1,248. Expenses for the three months ended June 30, 1995 consisted of Ladenburg expenses for the month of June of $5,459 and corporate expenses of $1,996. Corporate expenses for 1995 consisted primarily of employee compensation and benefits of $1,056.

The provision for income taxes for the three months ended June 30, 1996 was $400 as compared to $293 for the same period in the prior year. The provision for income taxes of $400 in 1996 relates principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

Consolidated total revenues were $71,231 for the six months ended June 30, 1996 versus $17,701 for the same period last year. The increase in revenues of $53,530 is attributable primarily to the acquisitions described above. For the six months ended June 30, 1995, the Company's revenues consisted of interest and other income, and revenues of $5,365 related to Ladenburg for the month of June.

For the six months ended June 30, 1996, the results of operations of the Company's primary operating units, which include Ladenburg (broker-dealer), New Valley Realty (real estate operations), and TMC (computer sales and service), were as follows:


                                                Computer
   Six Months Ended      Broker   Real Estate     Sales     Corporate
     June 30, 1996       Dealer   Operations   and Service  and Other   Total
     -------------       ------   ----------   -----------  ---------   -----
Revenues                 $38,752    $11,664       $ 8,959    $11,856   $71,231
Expenses                  37,529     11,948        10,181     20,919    80,577
                         -------    -------       -------    -------   -------
Operating income (loss)
 before taxes            $ 1,223    $  (284)      $(1,222)   $(9,063)  $(9,346)
                         =======    =======       =======    =======   =======

Ladenburg's revenues for the six months ended June 30, 1996 consisted of principal transactions of $14,910, commissions of $8,683, corporate finance fees of $7,278, syndicate and underwriting income of $3,640, and other income of $4,241. Expenses of Ladenburg consisted of employee compensation and benefits of $24,437 and other expenses of $13,092.

Revenues from the Office Buildings and Shopping Centers for the six months ended June 30, 1996 were $7,334 and $4,330, respectively. Expenses of the Office Buildings and Shopping Centers included interest of $3,748 and $2,427, respectively, and depreciation of $1,152 and $608, respectively.

TMC had product and software sales of $2,700 and contract and service revenues of $6,097 for the five months ended June 30, 1996. Direct costs of these revenues were $5,019 for the same period. Operating expenses of TMC consisted of selling, general and administrative of $2,875 and research and development of $2,287.

For the six months ended June 30, 1996, the Company's revenues of $11,856 related to corporate and other activities consisted primarily of interest and dividend income of $7,364 and a net gain on investments of $3,161 as compared to interest and dividend income of $10,569 for the same period in the prior year. The net gain on investments consisted of gains on sales of investment securities held for sale of $3,192 and the liquidation of two limited partnerships for a gain of $4,201, net of an unrealized loss on the RJR Nabisco equity swap of $3,231 and a write-down of the Company's investment in a computer software company of $1,001.

Corporate expenses for the six months ended June 30, 1996 of $20,919 consisted primarily of expenses related to the RJR Nabisco investment of $10,367, employee compensation and benefits of $3,207, and interest expense of $2,408. Expenses for the six months ended June 30, 1995 consisted of Ladenburg expenses for the month of June of $5,459 and corporate expenses of $4,338. Corporate expenses for 1995 consisted primarily of employee compensation and benefits of $2,051. The reversal of restructuring accruals of $2,044 in the 1995 period resulted from the Company settling certain claims at amounts below the accrued liability.

The provision for income taxes for the six months ended June 30, 1996 was $300 as compared to $1,033 for the same period in the prior year. The provision for income taxes of $300 in 1996 relates principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $155,565 at December 31, 1995 to $127,438 at June 30, 1996 primarily as a result of the purchase of and capital improvements to the Office Building and Shopping Centers for $24,882, the repurchase of Class A Senior Preferred Shares for $10,530, and the payment of preferred dividends of $10,354, offset by the liquidation of long-term investments of $14,500.

During the first six months of 1996, the Company's cash and cash equivalents increased from $51,742 to $65,621 due primarily to the liquidation of current and long-term investments, and the release of certain restricted escrow accounts, offset by the acquisitions during the period, and dividends on and repurchases of the Class A Senior Preferred Shares. The Company expects to fund any cash requirements of the operating businesses and possible future acquisitions primarily through the sale or maturity of its investment securities. In July 1996, the Company paid a $30 per share dividend on the Class A Senior Preferred Shares which totaled approximately $31,000.

The Company holds approximately 5.2 million shares of RJR Nabisco Common Stock with a market value of $163,886 at June 30, 1996 and $137,432 at August 13, 1996. In addition, the Company had pledged U.S. government securities of $10,687 at August 13, 1996 as collateral for an equity swap relating to 750,000 shares of RJR Nabisco Common Stock. The Company's working capital could be materially affected by a significant change in the market value of RJR Nabisco Common Stock.

In 1995, the Company's Board of Directors authorized the Company to repurchase as many as 500,000 shares of its Class A Senior Preferred Shares. As of June 30, 1996, the Company had repurchased 411,504 of such shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to shareholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Each of the Company's operating businesses, Ladenburg, TMC, and New Valley Realty, are subject to intense competition, changes in consumer preferences, and local economic conditions. Ladenburg is further subject to uncertainties endemic to the securities industry including, without limitation, the volatility of domestic and international financial, bond and stock markets, governmental regulation and litigation. TMC is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology. New Valley Realty is additionally subject to the uncertainties relating to, without limitation, required capital improvements to its facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Uncertainties affecting the Company generally include, without limitation, the effect of market conditions on the salability of the Company's investment securities and, thus, the uncertainty of other potential acquisitions and investments by the Company, developments relating to the Company's investments in RJR Nabisco, the effects of governmental regulation on the Company's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which the Company may become involved. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time on behalf of the Company.

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

         See Note 10 to the "Notes to the Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 3.  Defaults Upon Senior Securities

         See Notes 6 and 7 to the "Notes to the Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 4.  Submission of Matters to a Vote of Security-Holders

         During the second quarter of fiscal 1996, the Company submitted certain matters to a vote of security holders at its Annual Meeting of Shareholders held on June 25, 1996 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Reference is made to
         Exhibit 99 of this Report which embodies a brief description of the matters voted upon at the Annual Meeting and a tabulation of the results.

Item 5.  Other Information

         As of the close of business on July 29, 1996 (the "Effective Time"), the Company completed its reincorporation from the State of New York to the State of Delaware and effected a one-for-twenty reverse stock split of its Common Shares (the "Reverse Split"), as a result of effectuating two mergers with wholly-owned subsidiaries (the "Merger Transaction"). The Merger Transaction was approved at the Annual Meeting.

         Holders of the pre-split Common Shares as of the Effective Time are entitled to receive, for every such share held as of the Effective Time, one-twentieth of a share of the post-split Common Shares, in whole shares only. Such holders are required to exchange their pre-split Common Shares for post-split Common Shares by surrendering and delivering their pre-split Common Share certificates, together with completed transmittal documents to the Exchange Agent, American Stock Transfer & Trust Company.

         No fractional post-split Common Shares will be issued. At the Effective Time, the Company deposited with the Exchange Agent the number of post-split Common Shares equal to the aggregate whole number of all fractional interests otherwise resulting from the Reverse Split. On July 30, 1996, the Exchange Agent aggregated and sold (through its nominee) such shares at prevailing market prices for the post-split Common Shares, and each holder entitled to such fractional interests shall receive, upon delivering transmittal documents to the Exchange Agent, its pro rata portion in cash of the aggregate sale proceeds thereof, net of commissions.

         The Company commenced mailing transmittal documents to record holders of the pre-split Common Shares on July 31, 1996.

         The reverse split reduced the Company's number of outstanding Common Shares to approximately 9,577,624 shares from 191,552,476 shares.

         Pursuant to the Merger Transaction, the Company's Class A Senior Preferred Shares and Class B Preferred Shares were each automatically converted on a one-for-one basis into Preferred Shares of the Company's Delaware successor (which has been renamed "New Valley Corporation"). Neither the par value nor the number of issued and outstanding Preferred Shares were affected by the Merger Transaction. In addition, the rights, designations, limitations and preferences of the Preferred Shares after the Merger Transaction are the same as before the Merger Transaction, except that (i) the voting rights of the Preferred Shares were proportionately reduced by a factor of twenty in order to reflect the decrease in outstanding post-split Common Shares resulting from the Reverse Split and (ii) the conversion price of the Class B Preferred Shares were increased by a factor of twenty in order to clearly set forth the actual conversion price in effect after the Reverse Split and the Merger Transaction. The Merger Transaction effected the foregoing adjustments in order to restore the same relative voting rights of the Preferred Shares and relative conversion price of the Class B Preferred Shares as were in effect before the Reverse Split and Merger Transaction.

         The business, operations, assets, liabilities, properties, officers, directors and management of the Company were not otherwise affected by the Merger Transaction.

         The Company's equity securities continue to trade on the OTC Bulletin Board under the symbols NVYL, NVLYA and NVLYB. The Company intends to apply to list the post-split Common Shares on the NASDAQ SmallCap Market, or if possible, on the NASDAQ National Market System.
         However, there is no assurance that the Company will be successful in listing such Common Shares on either NASDAQ market.

         For additional information concerning the Merger Transaction and Reverse Split, reference is made to the Proxy Statement (as defined below).

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              2.1 Agreement and Plan of Merger dated as of May 22, 1996, by and between New Valley Corporation and NV Delaware Inc. (incorporated by reference to Annex II in the Company's Definitive Proxy Statement dated May 22, 1996, as filed with the Securities and Exchange Commission on May 22, 1996 pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Proxy Statement")).

              2.2 Agreement and Plan of Merger dated as of May 22, 1996, by and between NV Delaware Inc. and NV Merger Sub Inc. (incorporated by reference to Annex V in the Proxy Statement).

              3(i) Restated Certificate of Incorporation dated July 24, 1996 of New Valley Corporation.

              3(ii) By-Laws of New Valley Corporation adopted July 29, 1996.

              27    Financial Data Schedule (for SEC use only)


              99 Brief description of matters voted upon and the results thereof at the Company's Annual Meeting of Shareholders held on June 25, 1996.

         (b) Reports on Form 8-K

             None