Form 10-Q
period 1996-09-30
NEW VALLEY CORP
filed 1996-11-14
CIK 106374

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

     AS OF NOVEMBER 8, 1996, THERE WERE OUTSTANDING 9,581,568 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.


===============================================================================

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION


                                                                     Page
                                                                     ----
Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of September 30, 1996 and
            December 31, 1995.........................................   3

         Consolidated Statements of Operations for the three months
            and nine months ended September 30, 1996 and 1995.........   4

         Consolidated Statement of Changes in Non-Redeemable
            Preferred Shares, Common Shares and Other Capital
            (Deficit) for the nine months ended September 30, 1996....   5

         Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1996 and 1995.........................   6

         Notes to the Quarterly Consolidated Financial Statements.....   7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  14


PART  II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................  19

Item 3.  Defaults Upon Senior Securities..............................  19

Item 5.  Other Information............................................  19

Item 6.  Exhibits and Reports on Form 8-K.............................  19

SIGNATURE.............................................................  20

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                          September 30,  December 31,
                                                              1996           1995
                                                          -------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents                                   $  38,559     $  51,742
 Investment securities                                         164,592       241,526
 Restricted assets                                               1,469        22,919
 Receivable from clearing brokers                               22,671        13,752
 Other current assets                                            6,874         3,546
                                                             ---------     ---------
  Total current assets                                         234,165       333,485
                                                             ---------     ---------
Investment in real estate                                      182,125
Investment securities                                              517           517
Restricted assets                                                7,525        15,086
Long-term investments                                           12,876        29,512
Other assets                                                    16,181         7,222
                                                             ---------     ---------
  Total assets                                               $ 453,389     $ 385,822
                                                             =========     =========
LIABILITIES AND CAPITAL (DEFICIT)

Current liabilities:
 Margin loan payable                                         $  75,863     $  75,119
 Accounts payable and accrued liabilities                       37,278        27,712
 Prepetition claims and restructuring accruals                  26,669        33,392
 Income taxes                                                   17,254        20,283
 Securities sold, not yet purchased                             22,804        13,047
 Current portion of long-term liabilities                        3,424         8,367
                                                            ----------     ---------
  Total current liabilities                                    183,292       177,920
                                                            ----------     ---------
Notes payable                                                  159,494
Other long-term liabilities                                     12,966        11,967

Redeemable preferred shares                                    201,318       226,396

Non-redeemable preferred shares, Common Shares and
 capital (deficit):
  Cumulative preferred shares; liquidation preference of
   $69,769; dividends in arrears: $110,476 and $95,118             279           279
  Common Shares, $.01 par value; 850,000,000 shares
   authorized; 9,577,624 and 191,551,586 shares
   outstanding                                                      96         1,916
  Additional paid-in capital                                   654,007       679,058
  Accumulated deficit                                         (736,454)     (714,364)
  Unrealized gain (loss) on investment
   securities, net of taxes                                    (21,609)        2,650
                                                             ---------     ---------
 Total non-redeemable preferred shares, Common
 Shares and other capital (deficit)                           (103,681)      (30,461)
                                                             ---------     ---------

Total liabilities and capital (deficit)                      $ 453,389     $ 385,822
                                                             =========     =========

     See accompanying Notes to Quarterly Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                             Three Months Ended      Nine Months Ended
                                                            ---------------------  ----------------------
                                                                September 30,          September 30,
                                                            ---------------------  ----------------------
                                                               1996       1995        1996        1995
                                                            ----------  ---------  ----------  ----------
Revenues:
 Principal transactions, net                                  $  3,926   $  7,864   $ 18,836   $ 10,465
 Commissions                                                     4,700      4,161     13,383      5,899
 Real estate leasing                                             5,941                17,605
 Computer sales and service                                      2,987                 9,084
 Interest and dividends                                          4,230      3,947     14,056     14,516
 Other income                                                    2,479      5,542     19,830      8,335
                                                              --------   --------   --------   --------

    Total revenues                                              24,263     21,514     92,794     39,215
                                                              --------   --------   --------   --------

Cost and expenses:
 Operating, general and administrative                          28,373     18,194     96,757     27,864
 Interest                                                        4,627        242     13,890        369
 Reversal of restructuring accruals                                                              (2,044)
                                                              --------   --------   --------   --------

   Total costs and expenses                                     33,000     18,436    110,647     26,189
                                                              --------   --------   --------   --------

Income (loss) from continuing operations before income taxes
and minority interest                                           (8,737)     3,078    (17,853)    13,026

Income tax benefit (expense)                                       233       (294)       (67)    (1,327)
                                                              --------   --------   --------   --------

Income (loss) from continuing operations
before minority interest                                        (8,504)     2,784    (17,920)    11,699

Minority interest benefit                                          776                 1,226
                                                              --------   --------   --------   --------
Income (loss) from continuing operations                        (7,728)     2,784    (16,694)    11,699

Discontinued operations:
 Income (loss) from discontinued operations,
  net of income taxes and minority interest                     (4,716)       235     (5,396)     4,315
                                                              --------   --------   --------   --------
Net income (loss)                                              (12,444)     3,019    (22,090)    16,014

Dividends on preferred shares - undeclared                     (15,400)   (17,597)   (46,508)   (56,656)
Excess of carrying value of redeemable preferred
 shares over cost of shares purchased                                       6,718      4,279     40,342
                                                              --------   --------   --------   --------

Net loss applicable to Common Shares                          $(27,844)  $ (7,860)  $(64,319)  $   (300)
                                                              ========   ========   ========   ========
Income (loss) per common and equivalent share:
 Continuing operations                                        $  (2.42)  $   (.84)  $  (6.16)  $   (.48)
 Discontinued operations                                          (.49)       .02       (.56)       .45
                                                              --------   --------   --------   --------

 Net loss per Common Share                                    $  (2.91)  $   (.82)  $  (6.72)  $   (.03)
                                                              ========   ========   ========   ========

Number of shares used in computation                             9,578      9,578      9,578      9,543
                                                              ========   ========   ========   ========

Supplemental information:
 Additional interest absent Chapter 11 filing                                                  $  2,314
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






                                         $3.00 Class B
                                        Preferred Shares      Common Shares    Additional
                                       -----------------      -------------    Paid-In      Acumulated    Unrealized
                                         Shares  Amount     Shares     Amount  Capital        Deficit    Gain (Loss)
                                         ------  ------   ---------    ------  ----------     -------    -----------
Balance, December 31, 1995                2,791    $279     191,551    $1,916   $679,058    $(714,364)    $  2,650

 Net loss                                                                                     (22,090)
 Undeclared dividends and accretion
  on redeemable preferred shares                                                 (31,150)
 Purchase of redeemable preferred
  shares                                                                           4,279
 Unrealized loss in marketable
  securities                                                                                               (24,259)
 Effect of 1-for-20 reverse stock split                   (181,974)    (1,820)     1,820
 Conversion of preferred shares                                   1

                                          -----    ----   ---------   -------   --------    ----------    --------
Balance, September 30, 1996               2,791    $279       9,578       $96   $654,007    $(736,454)    $(21,609)
                                          =====    ====   =========   =======   ========    ==========    ========


     See accompanying Notes to Quarterly Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                 Nine Months Ended
                                                                   September 30,
                                                                 1996         1995
                                                             ----------   -----------
Cash flows from operating activities:
 Net income (loss)                                            $(22,090)    $ 16,014
 Adjustments to reconcile net income to net
  cash used for operating activities:
  (Income) loss from discontinued operations                     5,396       (4,315)
  Depreciation and amortization                                  3,507
  Reversal of restructuring accruals                                         (2,044)
  Changes in assets and liabilities, net of effects from
   acquisition:
    Decrease (increase) in receivables and other assets         (5,963)       1,925
    Decrease in income taxes                                    (3,029)     (30,996)
    Increase in accounts payable and accrued liabilities         8,786        8,197
                                                              --------     --------

Net cash used for operating activities                         (13,393)     (11,219)
                                                              --------     --------
Cash flows from investing activities:
  Purchase of real estate and related improvements             (24,882)
  Payment of prepetition claims                                 (6,723)    (571,841)
  Collection of contract receivable                                         300,000
  Decrease in restricted assets                                 29,011      325,718
  Sale or maturity of investment securities                     70,319       95,796
  Purchase of investment securities                            (17,644)    (293,518)
  Sale or liquidation of long-term investments                  14,500
  Purchase of long-term investments                             (2,639)     (65,550)
  Payment for acquisition, net of cash acquired                  1,915      (25,853)
                                                              --------     --------

Net cash provided from (used for) investing activities          63,857     (235,248)
                                                              --------     --------
Cash flows from financing activities:
  Payment of preferred dividends                                (41,419)   (132,162)
  Purchase of redeemable preferred shares                       (10,530)    (47,761)
  Increase in margin loans payable                                  744      54,945
  Repayment of long-term liabilities                             (8,888)     (7,561)
  Exercise of stock options                                                     565
                                                              ---------    --------

Net cash used for financing activities                         (60,093)    (131,974)
                                                              --------     --------

Net cash (used for) provided from discontinued operations       (3,554)       7,002
                                                              --------     --------

Net decrease in cash and cash equivalents                      (13,183)    (371,439)
Cash and cash equivalents, beginning of period                  51,742      376,170
                                                              --------     --------

Cash and cash equivalents, end of period                      $ 38,559     $  4,731
                                                              ========     ========
Supplemental Cash Flow Information:

 Cash payments for income taxes                               $  4,171     $ 33,025
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



1. PRINCIPLES OF REPORTING

   The consolidated financial statements include the accounts of New Valley Corporation and Subsidiaries (the "Company"). The consolidated financial statements as of September 30, 1996 presented herein have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



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

   The components of the Company's investment in real estate at September 30, 1996 are as follows:


       Land                               $ 38,921
       Buildings                           145,789
       Construction-in-progress                114
                                          --------
       Total                               184,824
       Less:  accumulated depreciation      (2,699)
                                          --------
       Net investment in real estate      $182,125
                                          ========

   On January 11, 1996, the Company provided a $10,600 convertible bridge loan to finance Thinking Machines Corporation ("TMC"), a developer and marketer of software for high-end and networked computer systems. In February 1996, the bridge loan was converted into a controlling interest in a partnership which holds 3.3 million common shares of TMC which represent 61.4% of the outstanding shares. The acquisition of TMC through the conversion of the bridge loan was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of TMC subsequent to January 31, 1996 are included in the operations of the Company. The fair value of assets acquired, including goodwill of $1,726, was $27,301 and liabilities assumed totaled $7,613. In addition, minority interests in the amount of $9,088 was recognized at the time of acquisition.

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


                                       Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                    ------------------------  ------------------------
                                       1996         1995         1996        1995
                                    -----------  -----------  ----------- ------------
                                      Actual                    Pro Forma
                                    -----------  -------------------------------------
Revenues                              $ 24,263      $31,674     $ 93,922      $95,202
                                      ========      =======     ========      =======
Net (loss) income                     $ (7,728)     $ 2,822     $(16,942)     $12,214
                                      ========      =======     ========      =======
Net (loss) income applicable to
common shares                         $(23,128)     $(8,057)    $(59,171)     $(4,100)
                                      ========      =======     ========      =======
Net (loss) income per common share    $  (2.42)     $  (.84)    $  (6.18)     $  (.43)
                                      ========      =======     ========      =======

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

3. DISCONTINUED OPERATIONS


   In October 1996, TMC adopted a plan to terminate its parallel processing computer segment. Consequently, the operating results of this segment have been classified as discontinued operations. In September 1996, TMC wrote-down certain assets, principally inventory, related to these operations to their net realizable value by $6,100, which is included in the loss on discontinued operations. No material gain or loss in the disposal of the segment is anticipated as any gain from the sale of the segment would offset the operating losses expected during the phase-out period.

   Effective October 1, 1995, the Company sold its messaging services business. Accordingly, the financial statements reflect the financial position and the results of operations of the messaging services business as discontinued operations for the periods prior to the sale.

   Operating results of the discontinued operations are as follows:



                                          Three Months Ended        Nine Months Ended
                                        ----------------------  -------------------------
                                            September 30,             September 30,
                                        ----------------------  -------------------------
                                           1996        1995       1996          1995
                                        ----------  ----------  ---------  --------------
Parallel Processing Computer Business:
Revenues                                  $   331                $ 3,031
                                          =======                =======
Operating loss                            $(7,687)               $(8,795)
Minority interest benefit                   2,971                  3,399
                                          -------                -------
Loss from discontinued operations         $(4,716)               $(5,396)
                                          =======                =======
Messaging Service Business:
Revenues                                              $11,109                    $37,771
                                                      =======                    =======
Operating income                                      $   260                    $ 4,795
Income tax expense                                        (25)                      (480)
                                                      -------                    -------
Income from discontinued operations                   $   235                    $ 4,315
                                                      =======                    =======

4. INCOME TAXES

   At September 30, 1996, the Company had net operating loss carryforwards of approximately $190,000 which expire at various dates through 2007. A valuation allowance has been provided against the amount as it is deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of the deferred tax assets. The income tax expense or benefit, which represented the effects of state income taxes, for the three and nine months ended September 30, 1996 and 1995, does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.


5. INVESTMENT SECURITIES

   Investment securities classified as available for sale are carried at fair value, with a net unrealized loss of $21,609 ($22,839 of unrealized losses and $1,230 of unrealized gains) as of September 30, 1996, included as a separate component of stockholders' equity (deficit).

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


   The Company had net realized losses on sales of investment securities available for sale of $1,078 for the three months ended September 30, 1996 and net realized gains on sales of investment securities available for sale of $2,114 for the nine months ended September 30, 1996.

   As of September 30, 1996, the Company, through a wholly-owned subsidiary, held approximately 4.95 million shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock, par value $.01 per share (the "RJR Nabisco Common Stock"), with a market value of $129,247 (cost of $151,650). The Company's investment in RJR Nabisco collateralizes margin loan financing of $75,863 at September 30, 1996. This margin loan bears interest at .25% below the broker's call rate (6.0% at September 30, 1996). From the period October 1, 1996 to November 8, 1996, the Company sold approximately 1.78 million shares of RJR Nabisco Common Stocks and recognized a loss of $3,648. As of November 8, 1996, the Company held approximately 3.17 million shares of RJR Nabisco Common Stock with a market value of $96,815 (cost of $97,302), collateralizing margin loan financing of $23,158. The Company's unrealized loss in its investment in RJR Nabisco Common Stock decreased from $22,403 at September 30, 1996 to $487 at November 8, 1996.

   For the three months and nine months ended September 30, 1996, the Company expensed $791 and $11,158, respectively, for costs relating to the RJR Nabisco investment. The Company has paid $2,361 to Brooke Group Ltd. ("Brooke"), an affiliate of the Company, pursuant to the December 27, 1995 agreement with Brooke in which the Company agreed, among other things, to pay directly or reimburse Brooke and its subsidiaries for out-of-pocket expenses in connection with Brooke's solicitation of consents and proxies from the shareholders of RJR Nabisco, of which $942 was expensed during the nine months ended September 30, 1996.

   The details of the investment categories by type of security at September 30, 1996 are as follows:



                                                                Fair
                                                     Cost       Value
                                                   ---------  ---------
Available for sale:
    Marketable equity securities:
      RJR Nabisco Common Stock                       $151,650   $129,247
      Other marketable securities                       2,463      3,257
                                                     --------   --------
      Total marketable securities                     154,113    132,504
    Marketable debt securities (long-term)                517        517
                                                     --------   --------
    Total securities available for sale               154,630    133,021
                                                     --------   --------
Trading securities (Ladenburg):
    Marketable equity securities                       19,611     20,492
    Equity and index options                            7,803      8,548
    Other securities                                    3,647      3,048
                                                     --------   --------
    Total trading securities                           31,061     32,088
                                                     --------   --------
Total investment securities                           185,691    165,109
Less long-term portion of investment securities          (517)      (517)
                                                     --------   --------
Investment securities - current portion              $185,174   $164,592
                                                     ========   ========

   The long-term portion of investment securities at cost consists of marketable debt securities which mature in three years.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

   Long-Term Investments. At September 30, 1996, long-term investments included investments in limited partnerships of $6,688, equity in a joint venture of $3,796, an equity investment in a foreign corporation of $2,000, and other investments of $392. During the first quarter of 1996, the Company liquidated its position in two limited partnerships with an aggregate carrying amount of $14,500 and recognized a gain on such liquidations of $4,086. In July 1996, the Company sold its investment in a Brazilian airplane manufacturer (the "Brazilian Investment") for $8,285 in cash, which included $1,300 as reimbursement of the Company's expenses related to this investment. The Company, after writing down this investment by $8,698 in 1995, recognized a gain on the sale of the Brazilian Investment of $4,285 in July 1996 representing a partial recovery of the impaired carrying value. In June 1996, the Company determined that an other than temporary impairment in the value of its minority equity interest in a computer software company had occurred and, accordingly, $1,001 was provided as an impairment charge.

   The fair value of the Company's long-term investments approximates its carrying amount. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

   RJR Nabisco Equity Swap. On February 29, 1996, the Company entered into a total return equity swap transaction (the "Swap") with an unaffiliated company relating to 1,000,000 shares of RJR Nabisco Common Stock. During the third quarter of 1996, the Company terminated the Swap and recognized a loss on the Swap of $4,074 and $7,305 for the three months and nine months ended September 30, 1996, respectively.

6. REDEEMABLE PREFERRED SHARES

   At September 30, 1996, the Company had authorized and outstanding 2,000,000 and 1,035,462, respectively, of its Class A Senior Preferred Shares. At September 30, 1996 and December 31, 1995, respectively, the carrying value of such shares amounted to $201,318 and $226,396, including undeclared dividends of $103,234 and $121,893, or $99.70 and $110.06 per share.

   In January and February, 1996, the Company repurchased 72,104 of such shares for $10,530. The repurchase of the Class A Senior Preferred Shares increased the Company's additional paid-in capital by $4,279.

   As of September 30, 1996, the unamortized discount on the Class A Senior Preferred Shares was $5,462.

   In March 1996 and July 1996, the Company declared and paid dividends on the Class A Senior Preferred Shares of $10.00 and $30.00 per share, respectively.


7. PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

   The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $110,476 and $95,118 at September 30, 1996 and December 31, 1995, respectively. These undeclared dividends represent $39.58 and $34.08 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


8.  RESTRICTED ASSETS

    Restricted assets at September 30, 1996 consisted primarily of $5,223 pledged as security for a long-term lease of commercial office space and $3,300 pledged as collateral for a letter of credit.

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


9.  PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

    Those liabilities that are expected to be resolved as part of the Company's First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan") are classified in the Consolidated Balance Sheets as prepetition claims and restructuring accruals. On January 18, 1995, approximately $550 million of prepetition claims were paid pursuant to the Joint Plan. As of September 30, 1996 and December 31, 1995, the Company had $26,669 and $33,392, respectively, of prepetition claims and restructuring accruals. The prepetition claims remaining as of September 30, 1996 may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

10. CONTINGENCIES

    Litigation

    The Company is a defendant in various lawsuits and may be subject to unasserted claims primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. These lawsuits involve claims for substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flow.

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

On January 11, 1996, the Company, through Ladenburg's merchant banking affiliate, provided a $10,600 convertible bridge loan to finance TMC, a developer and marketer of software for high-end and networked computer systems, in connection with its emergence from bankruptcy proceedings. Effective February 1, 1996, the bridge loan was converted into a controlling interest in a partnership which holds 3.3 million common shares of TMC which represent 61.4% of the outstanding shares. The acquisition of TMC through the conversion of the bridge loan was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of TMC subsequent to January 31, 1996 are included in the operations of the Company. The fair value of assets acquired, including goodwill of $1,726, was $27,301 and liabilities assumed totaled $7,613. In addition, minority interests in the amount of $9,088 was recognized at the time of acquisition. See "Discontinued Operations" below.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

Consolidated total revenues were $24,263 for the three months ended September 30, 1996 versus $21,514 for the same period last year. The increase in revenues is attributable primarily to the acquisitions of the Office Buildings and Shopping Centers, and TMC. For the three months ended September 30, 1995, the Company's revenues consisted of $17,292 related to Ladenburg and $4,222 of interest and other income.

For the three months ended September 30, 1996, the results of continuing operations before income taxes and minority interest of the Company's primary operating units, which include Ladenburg (broker-dealer), New Valley Realty (real estate operations), and TMC (computer sales and service), were as follows:


                                                Computer
  Three Months Ended     Broker   Real Estate     Sales     Corporate
  September 30, 1996     Dealer   Operations   and Service  and Other   Total
  ------------------    --------  -----------  -----------  ---------  ------
Revenues                $13,160    $5,941        $ 3,039    $ 2,123   $24,263
Expenses                 15,425     6,221          5,424      5,930    33,000
                        -------    ------        -------    -------   -------
Income (loss) from
 continuing operations  $(2,265)   $ (280)       $(2,385)   $(3,807)  $(8,737)
                        =======    ======        =======    =======   =======

Ladenburg's revenues for the third quarter of 1996 consisted of principal transactions of $3,926, commissions of $4,700, corporate finance fees of $812, syndicate and underwriting income of $1,618, and other income of $2,104. Expenses of Ladenburg consisted of employee compensation and benefits of $8,291 and other expenses of $7,134.

Revenues from the Office Buildings and Shopping Centers for the three months ended September 30, 1996 were $3,661 and $2,280, respectively. Expenses of the Office Buildings and Shopping Centers included interest of $1,873 and $1,214, respectively, and depreciation of $576 and $363, respectively.

TMC's revenues consisted primarily of contract and service revenues of $2,987 for the three months ended September 30, 1996. Direct costs of these revenues were $2,067 for the same period. Operating expenses of TMC consisted of selling, general and administrative of $2,507 and research and development of $850. See "Discontinued Operations" below.

For the three months ended September 30, 1996, the Company's revenues related to corporate and other activities of $2,123 consisted primarily of interest and dividend income of $2,462, net of losses on investments of $867. The net loss on investments consisted of the loss on the RJR Nabisco equity swap of $4,074 and the net realized loss on the sales of investment securities held for sale of $1,078, net of the gain on the sale of the investment in a Brazilian airplane manufacturer of $4,285.

Corporate expenses for the three months ended September 30, 1996 of $5,930 consisted primarily of employee compensation and benefits of $1,493, and interest expense of $1,181. Expenses for the three months ended September 30, 1995 consisted of Ladenburg expenses of $15,471 and corporate expenses of $2,596. Corporate expenses for 1995 consisted primarily of employee compensation and benefits of $1,139.

The income tax benefit for the three months ended September 30, 1996 was $233 as compared to income tax expense of $294 for the same period in the prior year. The income tax benefit in 1996 relates principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Consolidated total revenues were $92,794 for the nine months ended September 30, 1996 versus $39,215 for the same period last year. The increase in revenues of $53,579 is attributable primarily to the acquisitions described above. For the nine months ended September 30, 1995, the Company's revenues consisted of $22,689 related to Ladenburg and $16,526 of interest and other income.

For the nine months ended September 30, 1996, the results of continuing operations before income taxes and minority interest of the Company's primary operating units, which include Ladenburg (broker-dealer), New Valley Realty (real estate operations), and TMC (computer sales and service), were as follows:


                                                 Computer
  Nine Months Ended      Broker   Real Estate      Sales     Corporate
  September 30, 1996     Dealer   Operations    and Service  and Other    Total
----------------------  -------   -----------   -----------  ---------    -----
Revenues                $51,912    $17,605        $ 9,298   $ 13,979   $ 92,794
Expenses                 52,954     18,169         12,675     26,849    110,647
                        -------    -------        -------   --------   --------
Income (loss) from
 continuing operations  $(1,042)   $  (564)       $(3,377)  $(12,870)  $(17,853)
                        =======    =======        =======   ========   ========

Ladenburg's revenues for the nine months ended September 30, 1996 consisted of principal transactions of $18,836, commissions of $13,383, corporate finance fees of $8,090, syndicate and underwriting income of $5,258, and other income of $6,345. Expenses of Ladenburg consisted of employee compensation and benefits of $32,728 and other expenses of $20,226.

Revenues from the Office Buildings and Shopping Centers for the nine months ended September 30, 1996 were $10,995 and $6,610, respectively. Expenses of the Office Buildings and Shopping Centers included interest of $5,621 and $3,641, respectively, and depreciation of $1,728 and $971, respectively.

TMC's revenues consisted primarily of contract and service revenues of $9,084 for the eight months ended September 30, 1996. Direct costs of these revenues were $5,678 for the same period. Operating expenses of TMC consisted of selling, general and administrative of $5,141 and research and development of $1,856. See "Discontinued Operations" below.

For the nine months ended September 30, 1996, the Company's revenues of $13,979 related to corporate and other activities consisted primarily of interest and dividend income of $10,342 and a net gain on investments of $2,294 as compared to interest and dividend income of $14,516 for the same period in the prior year. The net gain on investments consisted of the gain on the sale of the investment in a Brazilian airplane manufacturer of $4,285, the liquidation of two limited partnerships for a gain of $4,201, and the net realized gain on sales of investment securities held for sale of $2,114, net of a realized loss on the RJR Nabisco equity swap of $7,305 and a write-down of the Company's investment in a computer software company of $1,001.

Corporate expenses for the nine months ended September 30, 1996 of $26,849 consisted primarily of expenses related to the RJR Nabisco investment of $11,158, employee compensation and benefits of $4,700, and interest expense of $3,589. Expenses for the nine months ended September 30, 1995 consisted of Ladenburg expenses of $20,930 and corporate expenses of $6,934. Corporate expenses for 1995 consisted primarily of employee compensation and benefits of $3,190. The reversal of restructuring accruals of $2,044 in the 1995 period resulted from the Company settling certain claims at amounts below the accrued liability.

The income tax expense for the nine months ended September 30, 1996 was $67 as compared to $1,327 for the same period in the prior year. The income tax expense in 1996 relates principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

DISCONTINUED OPERATIONS

In October 1996, TMC adopted a plan to terminate its parallel processing computer segment. Consequently, the operating results of this segment have been classified as discontinued operations. In September 1996, TMC wrote down certain assets, principally inventory, related to these operations to their net realizable value by $6,100, which is included in the loss on discontinued operations. For the period February 1, 1996 (date of acquisition) to September 30, 1996, this discontinued segment had revenues of $3,031, operating loss of $8,795, minority interest benefit of $3,399, and a net loss of $5,396. For the three months ended September 30, 1996, this discontinued segment had revenues of $331, operating loss of $7,687, minority interest benefit of $2,971, and a net loss of $4,716. No material gain or loss in the disposal of the segment is anticipated as any gain from the sale of the segment would offset the operating losses expected during the phase-out period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $155,565 at December 31, 1995 to $50,873 at September 30, 1996 primarily as a result of the payment of preferred dividends of $41,419, purchase of and capital improvements to the Office Building and Shopping Centers for $24,882, the change in the unrealized gain
(loss) on investment securities of $24,259, and the repurchase of Class A Senior Preferred Shares for $10,530, offset by the liquidation of long-term investments of $14,500.

During the first nine months of 1996, the Company's cash and cash equivalents decreased from $51,742 to $38,559 due primarily to the acquisitions during the period, and dividends on and repurchases of the Class A Senior Preferred Shares, offset by the liquidation of current and long-term investments, and the release of certain restricted escrow accounts. The Company expects to fund any cash requirements of its operating businesses and possible future acquisitions primarily through the sale or maturity of its investment securities.

As of November 8, 1996, the Company held approximately 3.17 million shares of RJR Nabisco Common Stock with a market value of $96,815. The Company's working capital could be materially affected by a significant change in the market value of RJR Nabisco Common Stock.

In 1995, the Company's Board of Directors authorized the Company to repurchase as many as 500,000 shares of its Class A Senior Preferred Shares. As of September 30, 1996, the Company had repurchased 411,504 of such shares.

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

         See Note 10 to the "Notes to the Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 3.  Defaults Upon Senior Securities

         See Notes 6 and 7 to the "Notes to the Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 5.  Other Information

         As previously reported, as of the close of business on July 29, 1996, the Company completed its reincorporation from the State of New York to the State of Delaware and effected a one-for-twenty reverse stock split of its Common Shares (the "Reverse Split"), as a result of effectuating two mergers with wholly-owned subsidiaries (the "Merger Transaction"). The Merger Transaction was approved at its Annual Meeting of Shareholders held on June 25, 1996.

         In connection with the Reverse Split, on September 26, 1996, the Company applied to list the Common Shares on The Nasdaq SmallCap Market ("NSCM"). On October 14, 1996, The Nasdaq Stock Market, Inc. ("Nasdaq") denied the Company's application to list the Common Shares on the NSCM because of the Company's failure to satisfy the minimum capital and surplus listing requirement. The Company has appealed Nasdaq's decision.

         The Common Shares, Class A Senior Preferred Shares, and the Class B Preferred Shares continue to trade on the OTC Bulletin Board under the symbols NVYL, NVLYA and NVLYB, respectively.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          10 Agreement of Termination made as of June 5, 1996, by and among New Valley Corporation, ALKI Corp., High River Limited Partnership, Brooke Group Ltd. and BGLS Inc. (incorporated by reference to Exhibit 16 in the Schedule 13D filed by, among others, New Valley Corporation with the Securities and Exchange Commission on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).

          27   Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

         None

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    NEW VALLEY CORPORATION
                                    (Registrant)




Date:  November 14, 1996            By:  /S/Robert M. Lundgren
                                         ----------------------------
                                         Robert M. Lundgren
                                         Vice President, Treasurer
                                         and Chief Financial Officer
                                         (Duly Authorized Officer and
                                          Chief Accounting Officer)