Form 10-K
period 1996-12-31
NEW VALLEY CORP
filed 1997-03-28
CIK 106374

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                        COMMISSION FILE NUMBER 1-2493

                             ---------------------

                             NEW VALLEY CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       13-5482050
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification No.)
    100 S.E. SECOND STREET, MIAMI, FLORIDA                          33131
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

                         Common Shares, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1997 was approximately $80,547,000 (based on the shares of voting stock of the registrant outstanding at March 20, 1997 and the last reported sales price on such date for each class of voting stock of the registrant, which includes the Class A Senior Preferred Shares, Class B Preferred Shares and Common Shares). Directors and officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     At March 20, 1997, there were 9,577,624 Common Shares outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
 Item 1.  Business....................................................    2
 Item 2.  Properties..................................................    8
 Item 3.  Legal Proceedings...........................................    8
 Item 4.  Submission of Matters to a Vote of Security-Holders;
            Executive Officers of the Registrant......................    9

                                  PART II
 Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   10
 Item 6.  Selected Financial Data.....................................   12
 Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   13
 Item 8.  Financial Statements and Supplementary Data.................   21
 Item 9.  Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   21

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   21
Item 11.  Executive Compensation......................................   21
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   21
Item 13.  Certain Relationships and Related Transactions..............   21

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
            8-K.......................................................   21
SIGNATURES............................................................   55

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

     On January 18, 1995, the Company emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under its First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). The Joint Plan was confirmed by the United States Bankruptcy Court for the District of New Jersey, Newark Division on November 1, 1994, and pursuant thereto, the Company effected certain related asset dispositions. For further information with respect to the Company's bankruptcy reorganization proceedings and asset dispositions, see "Bankruptcy Reorganization" and "Discontinued Operations", respectively, below.

     The Company is engaged, through Ladenburg Thalmann & Co. Inc. ("Ladenburg"), in the investment banking and brokerage business, through BrookeMil Ltd. ("BML"), in real estate development in Russia and the Ukraine, through its New Valley Realty division, in the ownership and management of commercial real estate in the United States, and in the acquisition of operating companies.

LADENBURG THALMANN & CO. INC.

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

     Ladenburg is a wholly-owned subsidiary of Ladenburg, Thalmann Group Inc. ("Ladenburg Group"), which has other subsidiaries specializing in merchant banking, venture capital and investment banking activities on an international level. Ladenburg Thalmann International ("LTI"), a wholly-owned subsidiary of Ladenburg Group, is engaged in establishing a corporate finance and capital markets presence in Russia and the Ukraine, seeking, among other things, mandates to raise capital for local corporate issuers in the international capital markets. LTI, headquartered in New York City, has offices in Kiev, Ukraine, and Moscow, Russia.

BROOKEMIL LTD.

     On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), pursuant to which the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas). The shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The following description of the BML purchase is qualified in its entirety by reference to the

Purchase Agreement and the annexes thereto, copies of which are incorporated by reference as exhibits to this report.

     The Company paid Brooke (Overseas) a purchase price of $55 million for the BML Shares, consisting of $21.5 million in cash and a $33.5 million 9% promissory note of the Company (the "Note"). The Company utilized general working capital to fund the cash portion of the purchase price. The Note is collateralized by the BML Shares and is payable $21.5 million on June 30, 1997 and $12 million on December 31, 1997. The transaction was approved by the independent members of the Board of Directors of the Company. The Company retained independent legal counsel and financial advisors in connection with the evaluation and negotiation of the transaction.

     Brooke (Overseas) is a wholly-owned subsidiary of BGLS Inc. ("BGLS"), which is wholly-owned by Brooke Group Ltd. ("Brooke"). Brooke indirectly owns an approximate 42% voting interest therein. See "Significant Shareholders" and the information to be included under Item 12, "Security Ownership of Certain Beneficial Owners and Management". See Note 22 (Subsequent Events) to the Consolidated Financial Statements regarding a pending lawsuit relating to the Company's purchase of the BML shares.

     BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 98-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was built and leased. Tenants include Citibank, the G-7 Group of Nations and the European Bank for Reconstruction and Development. In 1995, BML began construction of Ducat Place II, a premier 150,000 sq. ft. office building. Ducat Place II has been pre-leased to a number of leading international companies including Motorola, Conoco, Lukoil-Arco and Morgan Stanley. The third phase, Ducat Place III, is planned as a 400,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1998.

     The Company and BML are currently involved in the planning for the development of a number of other real estate projects in Russia and the Ukraine, including a hotel and office building in Kiev.

     On February 5, 1997, BML entered into an agreement to sell Ducat Place I to its tenant Citibank for approximately $7.5 million, which price has been reduced to reflect approximately $6.2 million of rent prepayments by Citibank. The closing of the sale is subject to a number of contingencies. If the transaction does not occur by April 5, 1997, Citibank has the right to terminate the agreement and apply its $1 million down payment to its future rental obligations.

     In connection with the Purchase Agreement, certain specified liabilities of BML aggregating approximately $40 million remained as liabilities of BML after the purchase of the BML Shares by the Company. These liabilities include a $20.4 million loan owed to Vneshtorgbank, a Russian bank, for the construction of Ducat Place II. The loan, which matures $6.1 million in April 1997, $4.1 million in July 1997 and $10.2 million in October 1997, is collateralized by a mortgage on Ducat Place II. In addition, the liabilities of BML include approximately $13.8 million of rents and related payments prepaid by tenants in Ducat Place II for periods generally ranging from 15 to 18 months.

NEW VALLEY REALTY DIVISION

     On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers"), respectively, for an aggregate purchase price of $183.9 million, consisting of $23.9 million in cash and $160 million in non-recourse mortgage financing. The Office Buildings and Shopping Centers are being operated through the Company's New Valley Realty division.

     The Office Buildings consist of two adjacent commercial office buildings in Troy, Michigan and two adjacent commercial office buildings in Bernards Township, New Jersey. The Company acquired the Office Buildings in Michigan from Bellemead of Michigan, Inc. ("Bellemead Michigan") and the Office Buildings in New Jersey from Jared Associates, L.P. (each, a "Seller"), for an aggregate purchase price of $111.4 million. Each Seller is an affiliate of Bellemead Development Corporation, which is indirectly wholly-owned by The Chubb Corporation. The purchase price was paid for the Office Buildings as follows:
(i) $23.5 million for the 700 Tower Drive property, located in Troy, Michigan;
(ii) $28.1 million for the 800 Tower Drive property, located in Troy, Michigan; (iii) $48.3 million for the Westgate I property, located in Bernards Township, New Jersey; and (iv) $11.4 million for the Westgate II property, located in Bernards Township, New Jersey. The two Michigan buildings were constructed in 1987 and the two New Jersey buildings were constructed in 1991. The gross square footage of the Office Buildings ranges from approximately 50,300 square feet to approximately 244,000 square feet.

     The Company acquired a fee simple interest in each Office Building (subject to certain rights of existing tenants), together with a fee simple interest in the land underlying three of the Office Buildings and a 98-year ground lease (the "Ground Lease") underlying one of the Office Buildings. Under the Ground Lease, Bellemead Michigan, as lessor, is entitled to receive rental payments of a fixed monthly amount and a specified portion of the income received from the 700 Tower Drive property. Space in the Office Buildings is leased to commercial tenants and, as of March 25, 1997, the Office Buildings were fully occupied.

     Concurrently with the acquisition of the Office Buildings, the Company engaged a property-management affiliate of Sellers that had previously managed the Office Buildings to act as the managing agent and leasing agent for the Office Buildings. The agreement has a fifteen-year term, but may be terminated by either party on 60 days' notice without cause or economic penalty.

     On January 11, 1996, the Company acquired the Shopping Centers from various limited partnerships (AP Century I., L.P., AP Century II, L.P., AP Century III, L.P., AP Century IV, L.P., AP Century V, L.P., AP Century VI, L.P., AP Century VIII, L.P., and AP Century IX, L.P.) (each, a "Partnership") for an aggregate purchase price of $72.5 million. Each Partnership is an affiliate of Apollo Real Estate Investment Fund, L.P. ("Apollo"). The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia. The Company acquired a fee simple interest in each Shopping Center and the underlying land for each property. Space in the Shopping Center is leased to a variety of commercial tenants and, as of March 25, 1997, the aggregate occupancy of the Shopping Centers was approximately 92%. The Shopping Centers were constructed at various times during the period 1963-1988. The gross square footage of the Shopping Centers ranges from approximately 108,500 square feet to approximately 222,500 square feet.

     The purchase price paid for the Shopping Centers was as follows: (i) $3.9 million for the Marathon Shopping Center property, located in Marathon, Florida;
(ii) $9.8 million for the Village Royale Plaza Shopping Center property, located in Royal Palm Beach, Florida; (iii) $6.0 million for the University Place property, located in Lincoln, Nebraska; (iv) $9.6 million for the Coronado Shopping Center property, located in Santa Fe, New Mexico; (v) $7.3 million for the Holly Farm Shopping Center property, located in Milwaukee, Oregon; (vi) $10.6 million for the Washington Plaza property, located in Richland, Washington; (vii) $12.4 million for the Marysville Towne Center property, located in Marysville, Washington; and (viii) $12.9 million for the Kanawha Mall property, located in Charleston, West Virginia (the properties described in clauses (i), (ii), (v), (vii) and (viii) are subject to an underlying mortgage in favor of a single lender and are referred to collectively as the "Properties").

     Concurrently with the acquisition of the Shopping Centers, the Company engaged a property-management firm, whose principals were the former minority partners in the Partnerships, that had previously operated the Shopping Centers to act as the managing agent and leasing agent for the Shopping Centers. Effective December 31, 1996, such firm's engagement was terminated, and Kravco Company was engaged as managing agent and leasing agent for the Kanawha Mall and Insignia Commercial Group, Inc. as managing agent and leasing agent for the remaining Shopping Centers.

     The acquisition of the Office Buildings was effected pursuant to a purchase agreement dated January 10, 1996. The acquisition of the Shopping Centers was effected pursuant to a purchase agreement dated January 11, 1996. As of March 25, 1997, an affiliate of Apollo and the Partnerships was a holder of debt securities of BGLS. The foregoing description of these acquisitions is qualified in its entirety by reference to the purchase agreements, copies of which are incorporated by reference as exhibits to this report.

OTHER ACQUISITIONS AND INVESTMENTS

     RJR Nabisco Holdings Corp. As of March 14, 1997, the Company held approximately 1.06 million shares of the common stock of RJR Nabisco Holdings Corp. ("RJR Nabisco") with a market value of approximately $36.0 million. As of March 14, 1997, the Company's cost for such shares was approximately $32.6 million.

     For additional information concerning the Company's investment and involvement in certain matters relating to RJR Nabisco, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments -- Certain Matters Relating to RJR Nabisco".

     Thinking Machines Corporation. On January 11, 1996, Ladenburg Thalmann Capital Corp. ("Ladenburg Capital"), the merchant banking subsidiary of Ladenburg Group, in connection with the First Amended Joint Plan of Reorganization (the "TMC Plan") of Thinking Machines Corporation ("Thinking Machines") made a $10.6 million convertible bridge loan (the "Loan") to TMCA Acquisition Corp. ("TMCA"). TMCA is an entity formed to invest the Loan proceeds (net of certain expenses) in Thinking Machines, currently a developer and marketer of data mining and knowledge discovery software and, through 1996, of parallel software for high-end and networked computer systems (discontinued in 1996).

     On February 8, 1996, the date of confirmation of the TMC Plan, Thinking Machines emerged from bankruptcy and merged with TMCA pursuant to the TMC Plan. As a result of this merger, the Loan was converted into a controlling interest in a partnership which holds approximately 61% of the outstanding common stock of Thinking Machines. Thinking Machines has used the Loan proceeds to help fund its advanced product development and marketing.

     Thinking Machines produces, markets and sells data mining and knowledge discovery software and services. Darwin(TM), the company's open, scalable data mining application, enables businesses to reveal patterns, trends and correlations that exist hidden in very large corporate databases. With this information, organizations can (i) improve the effectiveness and profitability of marketing programs, including telemarketing, direct mail and cross-selling;
(ii) formulate strategies to strengthen vendor and customer relationships; (iii) identify fraudulent transactions or situations; and (iv) perform risk-assessment for credit programs. Thinking Machines has initially focused on marketing Darwin to the financial (e.g., banking, credit card, insurance, securities) and telecommunications industries. To date, no material revenues have been recognized by Thinking Machines with respect to the sale or licensing of such software and services.

     During the fourth quarter of 1996, Thinking Machines adopted a plan to terminate its parallel processing computer sales and service business. As a result, Thinking Machines wrote-down certain assets, principally inventory, related to these operations to their net realizable value by $6.1 million. Thinking Machines sold its parallel processing software business on November 19, 1996 for $4.3 million and intends to sell the remaining parallel processing service business in 1997.

     PC411. In 1995, the Company made an investment of $1 million in convertible preferred stock of PC411, Inc. ("PC411"), a development stage company which provides on-line electronic directory assistance to personal computer users. PC411 is currently offering a limited version of the PC411 service over the Internet. PC411's long-term strategy is to position itself as an Internet/intranet (private server based networks) information publishing and distribution company.

     In June 1996, the Company determined that, based on PC411's operating losses incurred, an other than temporary impairment in the value of its investment had occurred and, accordingly, $1 million was provided as an impairment charge. In June 1996, the Company entered into a loan agreement with PC411 pursuant to which the Company agreed from time to time to lend PC411 up to an aggregate of $750,000. Through March 14, 1997, the Company has advanced PC411 approximately $538,000 thereunder. In connection with the loan agreement, the conversion ratio on the preferred stock was increased and, upon conversion of the preferred stock in January 1997, the Company held 67% of the outstanding common shares of PC411. In February 1997, PC411 filed a registration statement with the Securities and Exchange Commission (the "Commission") relating to a proposed initial public offering.

     Miscellaneous Investments. In July 1996, the Company sold its investment in a Brazilian airplane manufacturer for $8.3 million in cash, which included $1.3 million as reimbursement of the Company's expenses related to this investment. The Company, after writing down this investment by $8.7 million in 1995, recognized a gain on the sale of the Brazilian investment of approximately $4.3 million in July 1996 representing a partial recovery of the impaired carrying value.

     In addition, as of December 31, 1996, long-term investments included investments in limited partnerships of $7.1 million, equity in a joint venture of $3.8 million, an equity investment in a foreign corporation of $2.0 million (which the Company has subsequently sold for an amount approximating its cost) and other investments of $420,000. For further information concerning these and other investments, see Note 8 (Long-Term Investments) to the Consolidated Financial Statements.

     The Company may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means. There can be no assurance that the Company will be successful in targeting or consummating any such acquisitions.

DISCONTINUED OPERATIONS

     Pursuant to the Joint Plan and in accordance with the Purchase Agreement dated as of October 20, 1994 (the "FFMC Agreement") between the Company and First Financial Management Corporation ("FFMC"), (i) on November 15, 1994, the Company sold the assets and operations of its core business of providing domestic and international money transfer services, bill payment services, telephone cards, money orders and bank card services (collectively, the "Money Transfer Business"), including the capital stock of its subsidiary, Western Union Financial Services, Inc. ("FSI") and certain related assets, to FFMC and
(ii) on January 13, 1995, it sold to FFMC all of the trademarks and tradenames used in the Money Transfer Business and constituting the Western Union name and trademark. The aggregate purchase price was approximately $1,193 million, and included $893 million in cash and $300 million representing the assumption by FFMC of substantially all of the Company's obligations under the Western Union Pension Plan. The Company recognized a gain on this sale of approximately $1,056 million in 1994.

     In May 1996, the Company reached an agreement with FFMC whereby FFMC released the balance held in escrow ($28.7 million) pursuant to the FFMC Agreement. In addition, the FFMC Agreement required the Company to pay FFMC $7 million in connection with the termination of the various service agreements the Company had with FFMC. The Company recognized a gain on the termination of these service agreements of approximately $1.3 million.

     Through October 1, 1995, the Company was engaged in the messaging services business, including Mailgram(R), Telegram and Cablegram (the "Messaging Services Business"), through its wholly-owned subsidiary, Western Union Data Services Company, Inc. ("DSI"). On October 31, 1995, the Company completed the sale of substantially all of the assets (exclusive of certain contracts) and conveyance of substantially all of the liabilities of DSI to FFMC for $20 million, subject to certain adjustments. This transaction was effective as of October 1, 1995. The Company recognized a gain on this sale of approximately $13 million during the fourth quarter of 1995.

     As noted above, TMC discontinued its parallel processing computer sales and service business during the fourth quarter of 1996 and sold part of this business for $4.3 million on November 19, 1996. For financial accounting purposes, the Company recognized a loss on TMC's discontinued operations of approximately $3.8 million and recognized a gain on the sale of $2.4 million. The amounts recognized were net of minority interests therein.

     As a result of the foregoing dispositions of the Money Transfer Business and the Messaging Services Business to FFMC, and TMC's termination of its parallel processing computer sales and service business, such operations have been treated as discontinued operations in the accompanying Consolidated Financial Statements. See Note 4 (Discontinued Operations) to the Consolidated Financial Statements.

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

     On November 1, 1994, the Bankruptcy Court entered an order confirming the Joint Plan. In addition to providing for the sale of assets to FFMC, the Joint Plan provided for, among other things, (i) the satisfaction of allowed claims in full, in cash, including settlement of all issues relating to post-petition interest, (ii) the discharge (unless otherwise specifically provided therein) of all pending lawsuits, pre-petition indebtedness (other than disputed claims), accrued interest and post-petition interest and (iii) the reinstatement of all of the Company's $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Senior Preferred Shares"), all of the Company's $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Preferred Shares", and together with the Class A Senior Preferred Shares, the "Preferred Shares"), all of the Company's Common Shares, and all other equity security interests of the Company. The Joint Plan required the Company to pay a $50 per share cash dividend to the holders of the Class A Senior Preferred Shares and to make a tender offer to purchase up to 150,000 Class A Senior Preferred Shares, at a price of $80 per share. The foregoing summary of the material features of the Joint Plan is qualified in its entirety by reference to the Joint Plan, which is incorporated by reference as an exhibit to this report.

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

     On January 18, 1995, the effective date of the Joint Plan, the Company paid approximately $550 million on account of allowed prepetition claims and emerged from bankruptcy. At December 31, 1996, the Company had accrued approximately $15.5 million for unsettled prepetition claims and restructuring accruals. See
Note 17 (Prepetition Claims under Chapter 11 and Restructuring Accruals) to the Consolidated Financial Statements.

     In connection with the settlement of certain objections to the Joint Plan, among other things, Barry W. Ridings and Henry C. Beinstein (together the "Shareholder Designees") were initially appointed as directors of the Company and were subsequently reelected at the 1995 and 1996 annual shareholders' meetings by holders of the Preferred Shares, in accordance with the Company's Restated Certificate of Incorporation, as a result of dividend arrearages thereon. The Company and the Board of Directors have agreed to take all steps within their power to cause the Shareholder Designees (or their permitted successors) to serve as directors of the Company until their successors are elected at the third annual meeting of shareholders held after the effective date of the Joint Plan (the "Shareholder Designee Termination Date"). The Joint Plan contains provisions for the election of successors to the Shareholder Designees if they are unwilling or unable to continue to serve.

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

SIGNIFICANT SHAREHOLDERS

     At March 25, 1997, Brooke held in the aggregate through BGLS' direct and indirect ownership of Class A Senior Preferred Shares, Class B Preferred Shares and Common Shares of the Company, approximately 42% of the combined voting power of the Company. See the information to be included under Item 12, "Security Ownership of Certain Beneficial Owners and Management".

     Bennett S. LeBow, Chairman of the Board and Chief Executive Officer of the Company, serves as Chairman of the Board, President and Chief Executive Officer of Brooke and of BGLS, and is the controlling stockholder of Brooke. Howard M. Lorber, a director, President and Chief Operating Officer of the Company, serves as a consultant to Brooke and its subsidiaries and is a stockholder of Brooke. Richard J. Lampen, a director and Executive Vice President of the Company, serves as Executive Vice President of Brooke and BGLS. Richard S. Ressler, a director of the Company, is a greater than 5% stockholder of Brooke and has served as a consultant to Brooke and its subsidiaries.

EMPLOYEE RELATIONS

     At December 31, 1996, the Company had approximately 387 full-time employees of which approximately 231 were employed by Ladenburg. The Company believes that relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     The Company's principal executive office is in Miami, Florida, where it shares offices with Brooke and various of their subsidiaries. The Company has entered into an expense sharing agreement for use of such office space. Ladenburg's principal offices are located in New York. Ladenburg leases approximately 74,000 square feet of office space pursuant to a lease that expires on June 30, 2015.

     In January 1996, the Company acquired the Office Buildings and the Shopping Centers. Two of the Office Buildings are located in Bernards Township, New Jersey, and the other two are located in Troy, Michigan. The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia. The Company acquired a fee simple interest in each Office Building (subject to certain rights of existing tenants), together with a fee simple interest in the land underlying three of the Office Buildings and a 98-year ground lease underlying one of the Office Buildings. The Office Buildings are subject to purchase money liens in favor of the Sellers. The Company acquired a fee simple interest in each Shopping Center and the underlying land for each property. The Shopping Centers are subject to purchase money liens in favor of the Partnerships and the Richland, Washington shopping center is also subject to a prior senior lien in favor of a lender to the Partnership (the "Senior Mortgage"). The Office Buildings and Shopping Centers are being operated through the Company's newly-formed New Valley Realty division. See Item 1, "Business -- New Valley Realty Division".

     In January 1997, the Company acquired 99.1% of the outstanding shares of BML. BML has a 98 year land lease for the 2.2 acres of land in downtown Moscow, Russia, where BML is developing the three-phase Ducat Place complex, and owns the buildings comprising Ducat Place I and Ducat Place II. Ducat Place I, the first phase of the project, is a 46,500 square foot building completed in 1993, which is under contract to be sold. Ducat Place II, the second phase of the project, is a 150,000 square foot office building completed in 1997. Ducat Place II is subject to a mortgage in favor of Vneshtorgbank. The site of the proposed third phase of the project is currently used by Liggett-Ducat Ltd., an affiliate of Brooke and BGLS, as the site for its tobacco factory pursuant to a Use Agreement with BML, terminable by BML on 270 days' prior notice. In addition, the Company has the right under the Purchase Agreement to require Brooke (Overseas) and BGLS to repurchase this site for the then appraised fair market value, but in no event less than $13.6 million, during the period Liggett-Ducat Ltd. operates the factory on such site. See Item 1, "Business-BrookeMil Ltd."

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Notes 10, 17 and 22 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS; EXECUTIVE OFFICERS OF THE REGISTRANT

     During the last quarter of 1996, no matter was submitted to shareholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below, together with accompanying text, presents certain information regarding all current executive officers of the Company as of March 25, 1997. There are no family relationships among the executive officers of the Company. Each of the executive officers of the Company serves until the election and qualification of his successor or until his death, resignation or removal by the Board of Directors of the Company.

                                                                                      YEAR INDIVIDUAL
                                                                                         BECAME AN
NAME                                AGE                   POSITION                   EXECUTIVE OFFICER
----                                ---                   --------                   -----------------
Bennett S. LeBow..................  59    Chairman of the Board and Chief Executive        1988
                                            Officer
Howard M. Lorber..................  48    President and Chief Operating Officer            1994
Richard J. Lampen.................  43    Executive Vice President and General             1995
                                            Counsel
Robert M. Lundgren................  38    Vice President, Treasurer and Chief              1996
                                            Financial Officer

     Bennett S. LeBow has been Chairman of the Board of the Company since January 1988 and Chief Executive Officer thereof since November 1994 and currently holds various positions with the Company's subsidiaries. Since June 1990, Mr. LeBow has been the Chairman of the Board, President and Chief Executive Officer of Brooke, a New York Stock Exchange-listed holding company, and since October 1986 has been a director of Brooke. Since November 1990, he has been Chairman of the Board, President and Chief Executive Officer of BGLS, which directly or indirectly holds Brooke's equity interests in several private and public companies. Each of the public companies have been, directly or indirectly, operating companies.

     Mr. LeBow has been a director of Liggett Group Inc. ("Liggett"), a manufacturer and seller of cigarettes since June 1990 and was Chairman of the Board from July 1990 to May 1993. He served as one of three interim Co-Chief Executive Officers from March 1993 to May 1993. Liggett is a wholly-owned subsidiary of BGLS.

     Mr. LeBow was also a director of MAI Systems Corporation, Brooke's former indirect majority-owned subsidiary, from September 1984 to October 1995, its Chairman of the Board from November 1990 to May 1995 and the Chief Executive Officer from November 1990 to April 1993. In April 1993, MAI filed for protection under Chapter 11 of Title 11 of the United States Code. In November 1993, the United States Bankruptcy Court for the District of Delaware confirmed MAI's First Amended Joint Chapter 11 Plan of Reorganization, and it emerged from bankruptcy reorganization proceedings. MAI is engaged in the development, sale and service of a variety of computer and software products. From June 1990 until August 1994, he was Chairman of the Board and/or a director of SkyBox International Inc., Brooke's former indirect wholly-owned subsidiary. SkyBox was a producer, marketer and distributor of collectible sports and trading cards and related products.

     Howard M. Lorber has been President and Chief Operating Officer of the Company since November 1994. Mr. Lorber has been Chairman of the Board and Chief Executive Officer of Hallman & Lorber Assoc., Inc., consultants and actuaries to qualified pension and profit sharing plans ("Hallman & Lorber"), and various of its affiliates since 1975. Mr. Lorber has been a shareholder and registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the NASD, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan's Famous, Inc., a chain of fast food restaurants; a consultant to Brooke and its subsidiaries since January 1994; a director and member of the Audit Committee of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; a director and member of the Audit Committee of Alpine Lace Brands, Inc., a company which develops and markets a full line of low salt, low cholesterol and fat-free cheeses, since 1993; and a director and member of the Audit Committee of Prime Hospitality Corp., a company doing business in the lodging industry, since May 1994.

     Richard J. Lampen has been Executive Vice President and General Counsel of the Company since October 1995. Since July 1996, Mr. Lampen has served as Executive Vice President of Brooke and BGLS. Mr. Lampen has been a director of Thinking Machines since February 1996 and PC411 since January 1997. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc., an investment bank, and was an employee at Salomon Brothers Inc. from 1986 to April 1992. Mr. Lampen has served as a director of a number of companies, including U.S. Can Corporation and The International Bank of Miami, N.A., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

     Robert M. Lundgren has been Vice President, Treasurer and Chief Financial Officer of the Company since May 1996, Controller from November 1994 to May 1996 and currently holds various positions with the Company's subsidiaries. Mr. Lundgren has been Vice President, Chief Financial Officer and a director of PC411 since January 1997. From November 1992 to November 1994, Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Shares (and the Preferred Shares) are quoted on the NASD OTC Electronic Bulletin Board, an NASD sponsored and operated inter-dealer automated quotation system, under the symbols NVYL, NVLYA and NVLYB. On September 26, 1996, the Company applied to list the Common Shares on The Nasdaq SmallCap Market ("NSCM"). On October 14, 1996, The Nasdaq Stock Market, Inc. ("Nasdaq") denied the Company's application to list the Common Shares on the NSCM because of the Company's failure to satisfy the minimum capital and surplus listing requirement. On November 8, 1996, the Company appealed Nasdaq's decision. On December 11, 1996, Nasdaq notified the Company that a Nasdaq Listing Qualifications Panel had denied its appeal and affirmed the staff's decision to deny the Company's NSCM listing application.

     The following table sets forth, for the calendar quarters indicated, the range of per share prices for the Common Shares. Prices reflect quotations on the NASD OTC Electronic Bulletin Board and have been adjusted for the one-for-twenty reverse stock split effective July 29, 1996. Such quotations reflect inter-dealer prices in the over-the-counter market, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

YEAR                                                          HIGH    LOW
----                                                          -----   ----
1996:
Fourth Quarter..............................................   4.25   1.25
Third Quarter...............................................   5.50   2.13
Second Quarter..............................................   6.00   4.41
First Quarter...............................................   7.80   5.41
1995:
Fourth Quarter..............................................  10.20   5.20
Third Quarter...............................................  10.80   4.00
Second Quarter..............................................   6.20   3.40
First Quarter...............................................   5.60   3.00

HOLDERS

     At March 14, 1997, there were approximately 25,664 holders of record of the Common Shares.

DIVIDENDS

     No dividends were paid on the Common Shares in 1996. The Company's Restated Certificate of Incorporation provides that no dividends shall be paid or declared (i) on the Class B Preferred Shares (other than a dividend payable in junior stock) as long as there are any dividend arrearages on the Class A Senior Preferred Shares, and (ii) on the Common Shares so long as there are dividend arrearages on the Preferred Shares. The accrued and unpaid dividend arrearage on the Class A Senior Preferred Shares at December 31, 1996 was $117,117,000 or $109.31 per share. The accrued and unpaid dividend arrearage on the Class B Preferred Shares at December 31, 1996 was $115,944,000 or $41.55 per share. Within these constraints, the payment of future dividends, if any, will be determined by the Board of Directors in light of the Company's financial condition, cash flow, results of operations, legal dividend capacity and other factors.

     On July 29, 1996, the Company completed its reincorporation from the State of New York to the State of Delaware and effected a one-for-twenty reverse stock split of the Common Shares. The changes were approved by the Company's shareholders at the annual shareholders' meeting held on June 25, 1996.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 18, 1996, the Company issued 36,000 Class A Senior Preferred Shares and granted stock options to purchase 330,000 Common Shares and 97,000 Class B Preferred Shares at exercise prices of $.58 and $1.85 per share, respectively, to an executive officer of the Company. During 1995, options to purchase 141,250 Common Shares at an exercise price of $4.00 per share were exercised. Such options had been granted prior to 1994 under the Company's 1987 Stock Option Plan. See Notes 13 and 15 to the Consolidated Financial Statements. The transactions described above did not involve a public offering of the Company's securities and were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                            1996       1995        1994         1993         1992
                                          --------   --------   ----------   -----------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:(A)
Total revenues..........................  $111,954   $ 67,730   $   10,381   $     3,844   $ 10,908
Total costs and expenses(b).............   128,209     66,064       26,146        15,034     65,006
                                          --------   --------   ----------   -----------   --------
Income (loss) from continuing operations
  before income taxes, minority
  interests, and extraordinary items....   (16,255)     1,666      (15,765)      (11,190)   (54,098)
Income tax provision (benefit)..........       300        292         (500)         (225)        --
Minority interests in loss from
  continuing operations of consolidated
  subsidiary............................     3,339         --           --            --         --
                                          --------   --------   ----------   -----------   --------
Income (loss) from continuing operations
  before extraordinary items............   (13,216)     1,374      (15,265)      (10,965)   (54,098)
Income from discontinued operations.....     5,726     16,873    1,135,706        38,368     34,173
                                          --------   --------   ----------   -----------   --------
Income (loss) before extraordinary
  items.................................    (7,490)    18,247    1,120,441        27,403    (19,925)
Extraordinary items(c)..................        --         --     (110,500)        8,417         --
                                          --------   --------   ----------   -----------   --------
Net income (loss).......................    (7,490)    18,247    1,009,941        35,820    (19,925)
Dividend requirements on preferred
  shares(d).............................   (61,949)   (72,303)     (80,037)      (68,706)   (60,086)
Excess of carrying value of redeemable
  preferred shares over cost of shares
  purchased.............................     4,279     40,342           --            --         --
                                          --------   --------   ----------   -----------   --------
          Net income (loss) applicable
            to Common Shares............  $(65,160)  $(13,714)  $  929,904   $   (32,886)  $(80,011)
                                          ========   ========   ==========   ===========   ========
Per Common and equivalent share:
  Primary:
     Income (loss) from continuing
       operations before extraordinary
       items............................  $  (7.40)  $  (3.20)  $   (10.12)  $     (8.49)  $ (12.30)
     Discontinued operations............       .60       1.77       120.63          4.09       3.68
     Extraordinary items................        --         --       (11.74)          .90         --
     Net income (loss)..................     (6.80)     (1.43)       98.77         (3.50)     (8.67)
  Fully diluted:
     Income (loss) from continuing
       operations before extraordinary
       items............................     (7.40)     (3.20)       (9.00)        (8.49)    (12.30)
     Discontinued operations............       .60       1.77       107.36          4.09       3.68
     Extraordinary items................        --         --       (10.45)          .90         --
     Net income (loss)..................     (6.80)     (1.43)       87.91         (3.50)     (8.62)
  Dividends declared(d).................
BALANCE SHEET DATA:(A)
Total assets............................  $406,540   $385,822   $1,069,891   $   269,483   $242,802
Long-term obligations...................   170,223     11,967       36,177        19,318      7,230
Prepetition claims(e)...................    15,526     33,392      619,833       791,893    809,185
Redeemable preferred shares(f)..........   210,571    226,396      317,798       329,233    275,085
Shareholders' equity (deficit)..........   (72,364)   (30,461)     (38,444)   (1,020,656)  (986,313)
Working capital.........................    85,610    155,565      284,849        64,695     45,967

---------------

(a) The operating results for the years 1993 and 1992 were reclassified to reflect the discontinued operations of FSI and DSI. See Note 4 to the Consolidated Financial Statements.
(b) Includes reorganization expense (benefit) of $(9,706), $(2,044), $22,734, $9,035, and $(6,756) in 1996, 1995, 1994, 1993, and 1992, respectively.

(c) Represents extraordinary loss on the extinguishment of debt in 1994 and the extraordinary gain on the early termination of a capital lease in 1993.
(d) No dividends on Preferred Shares were declared in 1993 and 1992. Dividends of $40 per share in 1996 and $50 per share in both 1995 and 1994 were declared on the redeemable Class A Senior Preferred Shares. The 1996, 1995, 1994, 1993, and 1992 dividend amounts include $417, $521, $4,847, $3,999, and $3,260, respectively, accrued on the redeemable Class A Senior Preferred Shares to reflect the effective dividend yield over the life of such securities. All preferred dividends, whether or not declared, are reflected as a deduction in arriving at income (loss) applicable to Common Shares.
(e) Represents prepetition claims against the Company in its bankruptcy case. See Note 17 to the Consolidated Financial Statements.
(f) Includes cumulative preferred dividends on the redeemable Class A Senior Preferred Shares of $117,117, $121,893, $176,761, $193,042, and $142,893 at
    December 31, 1996, 1995, 1994, 1993, and 1992, respectively. See Note 13 to the Consolidated Financial Statements.
(g) All per share data have been restated to reflect the one-for-twenty reverse stock split completed on July 29, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

     The following discussion provides an assessment of the results of operations, capital resources and liquidity of the Company and its consolidated subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. The operating results of the periods presented were not significantly affected by inflation.

     On November 1, 1994, the Bankruptcy Court confirmed the Joint Plan and, on January 18, 1995, the Company emerged from bankruptcy. The Joint Plan provided for, among other things, the sale of the Company's Money Transfer Business, the payment of all allowed claims (including post-petition interest of $178,000), a $50 per share dividend to holders of Class A Senior Preferred Shares and a tender offer by the Company to purchase up to 150,000 Class A Senior Preferred Shares, at a price of $80 per share.

     Pursuant to the Joint Plan, the Company sold its interest in the Money Transfer Business to FFMC for $1,193,000 (including a $300,000 credit for the assumption by FFMC of the Western Union Pension Plan) and recognized a gain on the sale of $1,056,000 in 1994. In addition, on October 31, 1995, the Company completed the sale of the Messaging Services Business to FFMC for $20,000, subject to certain adjustments. As a result, the results of operations of the Money Transfer Business and the Messaging Services Business are presented as discontinued operations. These discontinued operations, as more fully described below, generated virtually all of the previously reported revenues of the Company in 1994. See Item 1. "Business -- Bankruptcy Reorganization" and
"-- Discontinued Operations."

RECENT DEVELOPMENTS

     BML Purchase. On January 31, 1997, the Company entered into the Purchase Agreement with Brooke (Overseas), pursuant to which the Company acquired the BML Shares, representing 99.1% of the common stock of BML from Brooke (Overseas), a wholly-owned subsidiary of BGLS. The Company paid to Brooke (Overseas) a purchase price of $55,000 for the BML Shares, consisting of $21,500 in cash and the $33,500 9% Note of the Company. The Company utilized general working capital to fund the cash portion of the purchase price. The Note is collateralized by the BML Shares and is payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997.

     BML, a real estate development company in Russia, is developing Ducat Place, a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 98-year lease. In connection with the Purchase Agreement, certain specified liabilities of BML aggregating approximately $40,000 remained as liabilities of BML after the purchase of the Shares by the Company. These liabilities include a $20,400 loan owed to Vneshtorgbank, a Russian bank, for the construction of Ducat Place II, the second phase of the project. The loan, which matures $6,100 in April 1997, $4,100 in July 1997 and $10,200 in October 1997, is collateralized by a mortgage on Ducat Place II. In addition, the liabilities of BML include approximately $13,800 of rents and related payments prepaid by tenants in Ducat Place II for periods generally ranging from 15 to 18 months. See Item 1, "Business -- BrookeMil Ltd.".

     Certain Matters Relating to RJR Nabisco. On October 17, 1995, the Company and its subsidiary ALKI Corp. ("ALKI") entered into an agreement, as amended (the "Agreement"), with High River Limited Partnership ("High River"), an entity owned by Carl C. Icahn. Pursuant to the Agreement, the Company, among other things, sold approximately 1,600,000 shares of RJR Nabisco common stock to High River for an aggregate purchase price of approximately $51,000. The Agreement provided that High River would be entitled to a payment equal to 20% of the net profit with respect to RJR Nabisco common stock held or sold by the Company after deduction of certain expenses as defined in the Agreement. Similarly, on October 17, 1995, BGLS and Brooke entered into an agreement, as amended (the "High River Agreement"), with High River.

     Pursuant to each of these agreements, the parties agreed to take certain actions designed to cause RJR Nabisco to effectuate an immediate spin-off of its food business, Nabisco Holdings Corp. ("Nabisco"). Among other things, Brooke agreed to solicit the holders of RJR Nabisco common stock to adopt an advisory resolution approving an immediate spin-off of Nabisco to RJR Nabisco stockholders (the "Spin-off Resolution"). The Spin-off Resolution was approved by the holders of a majority of RJR Nabisco common stock in March 1996, as more fully described below. Brooke, BGLS and their affiliates agreed not to engage in certain transactions with RJR Nabisco (including a sale of Liggett or a sale of shares of RJR Nabisco common stock to RJR Nabisco) and not to take certain other actions to the detriment of RJR Nabisco stockholders. In the event that any such company engages in such transactions or takes such other actions, the High River Agreement provides that it must pay a fee of $50,000 to High River, except under certain limited circumstances. The High River Agreement also provides that BGLS pay certain other fees to High River under certain circumstances. The foregoing description is qualified in its entirety by reference to such agreement, a copy of which is incorporated by reference as an exhibit to this report.

     On December 27, 1995, the Company entered into an agreement with Brooke pursuant to which the Company agreed to pay directly or reimburse Brooke and its subsidiaries for reasonable out-of-pocket expenses incurred in connection with pursuing the completed consent solicitation and the proxy solicitation (described below). The Company has also agreed to pay to BGLS a fee of 20% of the net profit received by the Company or its subsidiaries from the sale of shares of RJR Nabisco common stock after the Company and its subsidiaries have achieved a rate of return of 20% and after deduction of certain expenses incurred by the Company and its subsidiaries, including the costs of the consent and proxy solicitations and of acquiring the shares of RJR Nabisco common stock. The Company has also agreed to indemnify Brooke and its affiliates against certain liabilities arising out of the solicitations. The foregoing description is qualified in its entirety by reference to such agreement, a copy of which is incorporated by reference as an exhibit to this report.

     On December 28, 1995, the Company, Brooke and Liggett engaged Jefferies & Company, Inc. ("Jefferies") to act as financial advisor in connection with the Company's investment in RJR Nabisco and the consent and proxy solicitations by Brooke. In connection with this engagement, the Company paid Jefferies $1,538 and $1,500 in 1996 and 1995, respectively. These companies have also agreed to pay Jefferies 10% of the net profit (up to a maximum of $15,000) with respect to RJR Holdings common stock (including any distributions made by RJR Nabisco) held or sold by these companies and their affiliates after deduction of certain expenses, including the costs of the solicitations and the costs of acquiring the shares of RJR Nabisco common stock (all of which expenses will be borne by the Company, ALKI or Brooke).

     On December 29, 1995, Brooke commenced solicitation of consents from stockholders of RJR Nabisco seeking, among other things, the approval of the Spin-off Resolution. On March 13, 1996, Brooke was informed by the independent inspectors of election that consents representing 142,237,880 votes (50.58%) were delivered in favor of the Spin-off Resolution and 150,926,535 votes (53.67%) were delivered in favor of certain amendments to RJR Nabisco's bylaws proposed by Brooke.

     On March 4, 1996, Brooke commenced solicitation of proxies in favor of its previously nominated slate of directors to replace RJR Nabisco's incumbent Board of Directors at its 1996 annual meeting of stockholders. On April 16, 1996, Brooke announced that, based on the analysis of its proxy solicitors, its nominees for election to the RJR Nabisco Board of Directors would not be elected at RJR Nabisco's 1996 annual meeting of stockholders.

     As of June 5, 1996, High River, Brooke and BGLS terminated the High River Agreement and the Company, ALKI and High River terminated the Agreement by mutual consent. The terminations leave in effect for one year certain provisions of both the High River Agreement and the Agreement concerning payments to be made to High River in the event the Company achieves a profit (after deducting certain expenses) on the sale of the shares of RJR Nabisco common stock which are held by it or such shares are valued at the end of such year at higher than their purchase price or in the event the Company or its affiliates engage in certain transactions with RJR Nabisco.

     On November 5, 1996, the Company submitted to RJR Nabisco, in order to comply with the requirements of RJR Nabisco's by-laws, a notice of intent to nominate a slate of directors for election at RJR Nabisco's 1997 annual meeting of stockholders.

     The Company's Investment in RJR Nabisco. At December 31, 1996, the Company held 1,741,000 shares of RJR Nabisco common stock with a market value of $59,199 (cost of $53,372). From the period January 1, 1997 to March 14, 1997, the Company sold approximately 678,000 shares of RJR Nabisco common stock and recognized a gain on the sales of $2,243. At March 14, 1997, the Company held approximately 1,063,000 shares of RJR Nabisco common stock with a market value of $35,997 (cost of $32,574). The Company's unrealized gain on its investment in RJR Nabisco common stock decreased from $5,827 at December 31, 1996 to $3,423 at March 14, 1997.

     On February 29, 1996, the Company entered into a total return equity swap transaction with an unaffiliated company relating to 1,000,000 shares of RJR Nabisco common stock. During the third quarter of 1996, the swap was terminated and the Company recognized a loss on the swap of $7,305,000 for the year ended December 31, 1996. The foregoing description is qualified in its entirety by reference to the swap agreement, a copy of which is incorporated as an exhibit to this report.

     For the year ended December 31, 1996, the Company has expensed $11,724 for costs relating to its RJR Nabisco investment. Pursuant to the December 27, 1995 agreement, the Company has reimbursed Brooke and its subsidiaries $2,370, of which $951 was expensed in 1996. Based on market prices for the RJR Nabisco common stock at March 25, 1997, no amounts are payable by the Company under any of its net profit-sharing arrangements with respect to the RJR Nabisco common stock discussed above.

     Thinking Machines. On January 11, 1996, Ladenburg Capital, in connection with the TMC Plan, made the Loan (a $10,600 convertible bridge loan) to TMCA, an entity formed to invest the Loan proceeds (net of certain expenses) in Thinking Machines. On February 8, 1996, the date of confirmation of the TMC Plan, Thinking Machines emerged from bankruptcy and merged with TMCA, pursuant to the TMC Plan. As a result of this merger, the Loan was converted into a controlling interest in a partnership which holds approximately 61% of the outstanding common stock of Thinking Machines. Thinking Machines has used the Loan proceeds to help fund its advanced product development and marketing. See Item 1, "Business -- Other Acquisitions and Investments".

     New Valley Realty Division. On January 11, 1996, the Company completed the acquisition of four Office Buildings and eight Shopping Centers. The aggregate purchase price of $183,900 consisted of $23,900 in cash and $160,000 in mortgage financing. These real estate properties are being operated through the Company's New Valley Realty division. See Item 1, "Business -- New Valley Realty Division".

     Class A Senior Preferred Shares. During the first quarter of 1996, the Company repurchased 72,104 Class A Senior Preferred Shares for an aggregate consideration of $10,530. The Company declared and paid cash dividends on the Class A Senior Preferred Shares of $40 per share in 1996.

     Reincorporation. On July 29, 1996, the Company completed its reincorporation from the State of New York to the State of Delaware and effected a one-for-twenty reverse stock split of the Company's Common Shares. In connection with the reverse stock split, all per share data have been restated to retroactively reflect the reverse stock split and a total of $1,820 was reclassified from the Company's Common Shares account to the Company's additional paid-in capital account.

     New Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS 128.

RESULTS OF OPERATIONS

  The year 1996 compared to 1995

     Consolidated total revenues for 1996 were $111,954 as compared with $67,730 for 1995. The increase in revenues of $44,224 is primarily attributable to the operations of Ladenburg for twelve months in 1996 versus seven months of 1995 which resulted in additional revenues of $31,542, and the leasing revenues of $23,559 resulting from the acquisition of the Office Buildings and Shopping Centers in January 1996.

     For 1996 and 1995, the results of continuing operations before income taxes and minority interests of the Company's primary operating units, which include Ladenburg (broker-dealer), New Valley Realty (real estate operations), and Thinking Machines (software sales and service), were as follows:

                                                                SOFTWARE
                                       BROKER-   REAL ESTATE      SALES      CORPORATE
                                       DEALER    OPERATIONS    AND SERVICE   AND OTHER    TOTAL
                                       -------   -----------   -----------   ---------   --------
1996
Revenues.............................  $71,960     $23,559                    $16,435    $111,954
Expenses.............................   72,305      24,304       $ 8,860       22,740     128,209
                                       -------     -------       -------      -------    --------
Income (loss) from continuing
  operations.........................  $  (345)    $  (745)      $(8,860)     $(6,305)   $(16,255)
                                       =======     =======       =======      =======    ========
1995
Revenues.............................  $40,418                                $27,312    $ 67,730
Expenses.............................   38,943                                 27,121      66,064
                                       -------                                -------    --------
Income (loss) from continuing
  operations.........................  $ 1,475                                $   191    $  1,666
                                       =======                                =======    ========

     Ladenburg's revenues for 1996 consisted of principal transactions of $28,344, commissions of $17,755, corporate finance fees of $10,230, syndicate and underwriting income of $7,104, and other income of $8,527. Expenses of Ladenburg for 1996 consisted of employee compensation and benefits of $48,613 and other expenses of $23,692. For 1995, from the date of acquisition, Ladenburg's revenues consisted of principal transactions of $18,237, commissions of $9,888, corporate finance fees of $5,942, syndicate and underwriting income of $1,683 and other income of $4,668. Expenses of Ladenburg for the same period in 1995 consisted of employee compensation and benefits of $25,530 and other expenses of $14,588.

     Revenues from the Office Buildings and Shopping Centers for 1996 were $14,707 and $8,852, respectively. Expenses of the Office Buildings and Shopping Centers include interest of $7,491 and $4,872, respectively, and depreciation of $2,308 and $1,314, respectively.

     Thinking Machines revenues in 1996 resulted from operations that were classified as discontinued (see below). Operating expenses of Thinking Machines consisted of selling, general, and administrative of $5,984 and research and development of $2,876.

     The Company's revenues related to corporate and other activities of $16,435 for 1996 consisted primarily of $12,001 of interest and dividend income, gain on termination of various service agreements with FFMC of $1,285, and net gain on investments of $2,528. Corporate interest and dividend income decreased $4,290 from 1995 due primarily to the reduction in interest bearing investment securities in 1996. The net gain on investments consisted of the gain on the sale of the investment securities in 1996. The net gain on investments consisted of the gain on the sale of the investment in a Brazilian airplane manufacturer of $4,285, the liquidation of two limited partnerships for a gain of $4,201, and the net realized gain on sales of investment securities held for sale of $1,347, net of the loss on the RJR Nabisco equity swap of $7,305.

     Corporate expenses for 1996 of $22,740 primarily consisted of expenses related to the RJR Nabisco investment of $11,724, employee compensation and benefits of $7,262, and interest expense of $4,116, net of $9,706 in reversals of restructuring accruals. Corporate expenses for 1995 consisted primarily of investment expenses of $6,279 and employee compensation and benefits of $5,464. Also included in corporate expenses is the reversal of restructuring accruals of $9,706 in 1996 and $2,044 in 1995 resulting from the Company settling certain claims at amounts below the accrued liability.

     Income tax expense for 1996 was $300 compared to $292 in 1995. Income tax expense for 1996 related primarily to state income taxes at Ladenburg. Income tax expense for 1995 represented the alternative minimum tax rate for federal tax purposes in addition to a blended state income tax rate.

     During the fourth quarter of 1996, Thinking Machines adopted a plan to terminate its parallel processing computer sales and service business. Consequently, the operating results of this segment have been classified as discontinued operations. Thinking Machines wrote down certain assets, principally inventory, related to these operations to their net realizable value and recorded a charge of $6,100 for these reserves, which is included in the loss on discontinued operations. For the period February 1, 1996 (date of acquisition) to December 31, 1996, Thinking Machines discontinued segment had revenues of $15,017, operating loss of $6,222, minority interests benefit of $2,404, and a net loss of $3,818. In December 1996, Thinking Machines sold part of these discontinued operations for $4,300 in cash which resulted in a gain on disposal of discontinued operations of $2,386, net of minority interests of $1,502. No material gain or loss in the disposal of Thinking Machines remaining discontinued operations is anticipated. Income from discontinued operations in 1995 represented the operations of the Messaging Services Business, which was sold effective October 1, 1995, and resulted in a pre-tax gain of $13,958.

     During the fourth quarter of 1996, the Company settled a receivable claim originally began by Western Union Telegraph Company for a gain of $6,374 and reduced certain liabilities related to Western Union retirees by $784. The Company recorded the gain on settlement and liability reduction as a gain on disposal of discontinued operations of $7,158.

  The year 1995 compared to the year 1994

     Revenues for 1995 were $67,730 as compared with $10,381 for 1994. The increase in revenues of $57,349 is due primarily to the acquisition of Ladenburg on May 31, 1995, and an increase in interest, dividends, and net gain on sales of investments resulting from the investment of the cash received from the sale of the Money Transfer Business in November 1994 and January 1995. Ladenburg contributed $40,418 in revenues in 1995 for the seven months during which it was owned by the Company. Interest and dividend income increased $13,943 in 1995 as compared to 1994.

     Other income for 1995 was $18,558 as compared with $3,277 for 1994. Ladenburg's other income of $9,589 in 1995 was comprised primarily of $5,942 of corporate finance fees and $1,683 of syndicate and underwriting income. Net gain on sales of investments, exclusive of Ladenburg's operations, was $7,078 in 1995 as compared to no sales in 1994.

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

     Other expenses of $23,222 in 1995 consisted of $12,534 related to Ladenburg's operations and $10,688 of corporate expenses. Ladenburg's other expenses consisted primarily of $3,444 of clearance fees, $2,007 of communication expenses, and $1,677 of rent expenses. Corporate expenses in 1995 primarily related to investment expenses of $6,279, of which $3,879 pertained to the Company's investment in RJR Nabisco. Other expenses in 1994 of $2,550 related to various corporate overhead expenses such as professional fees, insurance, and communications.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased from $155,565 at December 31, 1995 to $85,610 at December 31, 1996 primarily as a result of the payment of preferred dividends of $41,419, the purchase of and capital improvements to the Office Building and Shopping Centers for $24,496 and the repurchase of Class A Senior Preferred Shares for $10,530, offset by the net liquidation of long-term investments of $15,241. The Company did not have any material commitments for capital expenditures at December 31, 1996.

     During 1996, the Company's cash flows were provided primarily through the sale of its investments of $178,380 and the release of restricted assets of $29,159. These funds were principally used to repay margin loan financing of $75,119, to pay preferred dividends of $41,419, for purchase of and additions to the Office Buildings and Shopping Centers for $24,496 and $22,699 to fund operations.

     As discussed in this Item 7, "-- Recent Developments -- Certain Matters Relating to RJR Nabisco", the Company has taken certain actions and has entered into certain agreements in connection with its investment in RJR Nabisco.

     As of March 14, 1997, the Company held approximately 1.06 million shares of RJR Nabisco common stock. As of March 14, 1997, the Company's cost for such shares was approximately $32,574 and the Company had an unrealized gain of $3,423 on its investment in RJR Nabisco common stock.

     Of the $55,000 purchase price for the BML Shares acquired by the Company on January 31, 1997 (see Item 1, "Business -- BrookeMil Ltd."), the Company paid $21,500 in cash at the closing, and executed the Note in the principal amount of $33,500 in favor of Brooke (Overseas) for the balance of the purchase price. The Note, which is collateralized by the BML Shares, is payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997, and bears interest at the rate of 9% per annum.

     In connection with the purchase of the BML Shares, certain specified liabilities of BML aggregating approximately $40,000 remained as liabilities of BML after the closing. These liabilities include a $20,400 loan owed to Vneshtorgbank, a Russian bank, for the construction of Ducat Place
II. The loan, which matures $6,100 in April 1997, $4,100 in July 1997 and $10,200 in October 1997, is collateralized by a mortgage on Ducat Place II. In addition, the liabilities of BML include approximately $13,800 of rents and related payments prepaid by tenants in Ducat Place II for periods generally ranging from 15 to 18 months.

     The Company expects that its available working capital will be sufficient to fund its currently anticipated cash requirements for 1997, including the required payments on the Note issued in connection with the purchase of the BML Shares and currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness. The Company is currently seeking long-term financing to replace the $20,400 construction loan related to Ducat Place II due in 1997 and for the development of Ducat Place III. There is no assurance that the Company can obtain such financing particularly in light of the political and economic risks associated with investments in real estate in Russia.

     Of the $111,400 aggregate purchase price for the Office Buildings acquired by the Company on January 10, 1996 (see Item 1, "Business -- New Valley Realty Division"), the Company paid $11,400 in cash at the closing, and executed four promissory notes in the aggregate principal amount of $100,000 (the "Office Building Notes") in favor of the applicable Seller for the balance of the purchase price. Each Office Building Note has a term of approximately 15 years (other than the note for the 800 Tower Drive property, which has a term of approximately 10 years), bears interest at the rate of 7.5% per annum, and is collateralized by a first mortgage on the respective Office Building in favor of the applicable Seller, as well as by an assignment of leases and rents. Principal is amortized to the extent of approximately 7% (or, in the case of the 800 Tower Drive property, approximately 6%) during the term of the Office Building Notes and, with respect to the 800 Tower Drive property only, the Company must make additional prepayments of principal to the Sellers on a quarterly basis to the extent of a specified portion of tenants' payments for electricity and overtime heat, ventilation and air conditioning. The Office Building Notes may be prepaid without penalty and are non-recourse against the Company, except to a specified extent for misappropriations of rents and certain other proceeds and failure to pay special assessments and taxes on the mortgaged properties and except for material misrepresentations by the Company in the purchase agreement pursuant to which it acquired the Office Buildings.

     Of the $72,500 aggregate purchase price for the Shopping Centers acquired by the Company on January 11, 1996 (see Item 1, "Business -- New Valley Realty Division"), the Company paid $12,500 in cash at the closing, and pursuant to certain loan and security agreements (the "Loan and Security Agreements") executed eight promissory notes in the aggregate principal amount of $60,000 (the "Shopping Center Notes") in favor of the applicable Partnership for the balance of the purchase price. Each Shopping Center Note has a term of approximately five years, and bears interest at the rate of 8% per annum for the first two and one-half years and at the rate of 9% for the remainder of the term. There is no amortization of principal except in connection with payments made to obtain the release of mortgages from the property and to the extent net operating income from the Shopping Centers is so available as provided in the Loan and Security Agreements. On December 6, 1996, the Company sold a portion of one of the Shopping Centers for $1,750 and reduced the aggregate principal amount of the promissory notes to $58,547.

     Under agreements entered into after January 11, 1996, the closing date of the Shopping Centers purchase, income from the Shopping Centers are paid to a trustee bank. Under such agreements, certain payments, including regular payments of principal and interest on the Senior Mortgage on the Richland, Washington property and interest on the Shopping Center Notes, are to be made before the Company receives income for such period from the Shopping Centers. In addition, with respect to the Shopping Center Notes, if the net operating income from the Shopping Centers is insufficient to cover the interest payments on the Shopping Center Notes, the interest rate thereon is reduced to a rate per annum not less than 6%, whereupon the interest otherwise payable will be deferred until the earlier of the date on which sufficient net operating income is available and the maturity date. The Company has also agreed to use any net income from the Shopping Centers it receives in excess of a specified return on its cash investment in the Shopping Centers to pay down principal on the Shopping Center Notes.

     Each Shopping Center Note is collateralized by a purchase-money mortgage (each, a "Purchase-Money Mortgage") and an assignment of leases and rents, and the five Shopping Center Notes covering the Properties are also secured by mortgages junior to the Purchase-Money Mortgages (the "Junior Mortgages") and subordinated assignments of leases, rents and fixtures. With respect to the Richland, Washington shopping center, the applicable Purchase-Money Mortgage and Junior Mortgage (together with corresponding assignments) "wraps around" and is junior to the Senior Mortgage (as defined below), and is in favor of the applicable Partnership. The five Shopping Center Notes covering the Properties are cross-collateralized. The other three Shopping Center Notes may also be cross-collateralized at the option of the applicable Partnerships, provided certain conditions have been met. The Shopping Center Notes are non-recourse against the Company, except for misappropriations of insurance and certain other proceeds, failures to apply rent and other income to required maintenance and taxes, environmental liabilities and certain other matters.

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

     Each of the Company's operating businesses, Ladenburg, BML, New Valley Realty and Thinking Machines, are subject to intense competition, changes in consumer preferences, and local economic conditions. Ladenburg is further subject to uncertainties endemic to the securities industry including, without limitation, the volatility of domestic and international financial, bond and stock markets, governmental regulation and litigation. BML's operations in Russia are also subject to a high level of risk in light of Russia's substantial political transformation from a centrally-controlled command economy under communist rule to the early stages of a pluralist market-oriented democracy. In connection therewith, Russia has experienced dramatic political, social and economic reform, although there is no assurance that further reforms necessary to complete such transformation will occur. The Russian economy remains characterized by, among others, significant inflation, declining industrial productions, rising unemployment and underemployment, and an unstable currency. In addition to the foregoing, BML may be affected unfavorably by political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, a relatively untested judicial system, a still evolving taxation system subject to constant changes which may be retroactive in effect, and other developments in the law or regulations in Russia and, in particular, the risks of expropriation, nationalization and confiscation of assets and changes in legislation relating to foreign ownership. In addition, the system of commercial laws, including the laws governing registration of interests in real estate and the establishment and enforcement of security interests, is not well developed and, in certain circumstances, inconsistent and adds to the risk of investment in the real estate development business in Russia. BML and New Valley Realty are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology. Uncertainties affecting the Company generally include, without limitation, the effect of market conditions on the salability of the Company's investment securities, the uncertainty of other potential acquisitions and investments by the Company, developments relating to the Company's investments in RJR Nabisco, the effects of governmental regulation on the Company's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which the Company may become involved.

     Results actually achieved may differ materially from expected results included in these forward-looking statements as a result of these or other factors. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time on behalf of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Notes thereto, together with the report thereon of Coopers & Lybrand L.L.P. ("Coopers & Lybrand") dated March 21, 1997, and Price Waterhouse LLP ("Price Waterhouse") dated March 24, 1995, beginning on page 28 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     This information will be contained in an amendment to this report to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year covered by this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Index to 1996 Consolidated Financial Statements:

     The Consolidated Financial Statements and the Notes thereto, together with the report thereon of Coopers & Lybrand dated March 21, 1997, and Price Waterhouse dated March 24, 1995, appear on pages 27 through 51 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

  (a)(2) Financial Statement Schedules:

Schedule II   --   Valuation and Qualifying Accounts...........................  Page 52
Schedule III  --   Real Estate and Accumulated Depreciation....................  Page 53

  (a)(3) Exhibits

* (2)(a)     --   Joint Plan (incorporated by reference to Exhibit 2 in the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended September 30, 1994).
*    (b)     --   Plan Amendment (incorporated by reference to Exhibit 2 in
                  the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended September 30, 1994).
*    (c)     --   Notice of Modification to the First Amended Joint Chapter 11
                  Plan of Reorganization (incorporated by reference to Exhibit
                  2 in the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended September 30, 1994).
*    (d)     --   Agreement and Plan of Merger dated as of May 22, 1996, by
                  and between the Company and NV Delaware Inc. (incorporated by reference to Annex II in the Company's Definitive Proxy
                  Statement dated May 22, 1996).
*    (e)     --   Agreement and Plan of Merger dated as of May 22, 1996, by
                  and between NV Delaware Inc. and NV Merger Sub Inc.
                  (incorporated by reference to Annex V in the Company's
                  Definitive Proxy Statement dated May 22, 1996).
*    (f)     --   Stock Purchase Agreement dated as of January 31, 1997, among
                  BML, Brooke (Overseas) Ltd. ("BOL"), BGLS and the Company
                  (incorporated by reference to Exhibit 2.1 to the Company's
                  Current Report on Form 8-K dated January 31, 1997).

* (3)(a)     --   Restated Certificate of Incorporation dated July 29, 1996 of the Company (incorporated by reference to Exhibit 3(i) in
                  the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1996).
*    (b)     --   By-Laws of the Company adopted July 29, 1996 (incorporated by reference to Exhibit (3)(ii) in the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  1996).
* (4)(a)     --   First Mortgage, Security Agreement, Assignment of Leases and
                  Rents and Fixture Filing dated January 10, 1996 by the
                  Company, as Mortgagor, and Jared Associates, L.P., as
                  Mortgagee (Westgate I) (incorporated by reference to Exhibit
                  4.1 in the Company's Current Report on Form 8-K dated
                  January 25, 1996).
*    (b)     --   Secured Promissory Note of the Company dated January 10,
                  1996 in favor of Jared Associates, L.P. (Westgate I)
                  (incorporated by reference to Exhibit 4.2 in the Company's
                  Current Report on Form 8-K dated January 25, 1996).
*    (c)     --   Loan and Security Agreement dated January 11, 1996 by and
                  between AP Century III, L.P., AP Century IV, L.P., AP
                  Century V, L.P., AP Century VI, L.P. and AP Century VIII,
                  L.P., as Lenders, and the Company, as Borrower (the
                  Properties) (incorporated by reference to Exhibit 4.3 in
                  Amendment No. 1 to the Company's Current Report on Form 8-K
                  dated January 25, 1996, as amended).
     (d)     --   Amendment to Loan and Security Agreement, dated January 11,
                  1996, by and between AP Century III, L.P., AP Century IV,
                  L.P., AP Century V, L.P., AP Century VI, L.P. and AP Century
                  VIII, L.P.
*(10)(a)(i)  --   1987 Stock Option Plan of the Company, as amended to date
                  (incorporated by reference to Exhibit 10(b) in the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1991).
        (ii) --   Restricted Share Agreement, dated November 18, 1996, by and between the Company and Howard M. Lorber.
        (iii) --  Option Agreement, dated November 18, 1996, between the
                  Company and Howard M. Lorber.
*    (b)(i)  --   Employment Agreement dated as of June 1, 1995, as amended, effective as of January 1, 1996, between the Company and
                  Bennett S. LeBow (incorporated by reference to Exhibit
                  10(b)(i) in the Company's Form 10-K for the fiscal year
                  ended December 31, 1995).
*       (ii) --   Employment Agreement dated as of June 1, 1995, as amended, effective as of January 1, 1996, between the Company and
                  Howard M. Lorber (incorporated by reference to Exhibit
                  10(b)(ii) in the Company's Form 10-K for the fiscal year
                  ended December 31, 1995).
*       (iii) --  Employment Agreement dated September 22, 1995, between the
                  Company and Richard J. Lampen (incorporated by reference to
                  Exhibit 10(c) in the Company's Quarterly Report on Form 10-Q
                  for the quarterly period ended September 30, 1995).
*    (c)(i)  --   Purchase Agreement, dated as of October 20, 1994, between
                  FFMC and the Company (incorporated by reference to Exhibit
                  10(a) in the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended September 30, 1994).
*       (ii) --   Amendment No. 1 to the Purchase Agreement, dated November
                  14, 1994, between FFMC and the Company (incorporated by
                  reference to Exhibit 10(b) in the Company's Current Report on Form 8-K dated November 1, 1994).
*       (iii) --  Services Agreement, dated November 15, 1994, by and among the Company, DSI and FSI (incorporated by reference to
                  Exhibit 10(c) in the Company's Current Report on Form 8-K
                  dated November 1, 1994).
*       (iv) --   Consulting Services Agreement, dated November 15, 1994,
                  between the Company and FSI (incorporated by reference to
                  Exhibit 10(d) in the Company's Current Report on Form 8-K
                  dated November 1, 1994).
*        (v) --   Pension and Retiree Benefits Administration Services
                  Agreement, dated November 1, 1994, between the Company and
                  FSI (incorporated by reference to Exhibit 10(e) in the Company's Current Report on Form 8-K dated November 1,
                  1994).

*       (vi) --   Trademark License Agreement, dated November 15, 1994, by and among the Company, as licensor, and FFMC and FSI, as
                  licensees (incorporated by reference to Exhibit 10(f) in the
                  Company's Current Report on Form 8-K dated November 1,
                  1994).
*       (vii) --  Trademark License Agreement, dated November 15, 1994, by and among FFMC and FSI as licensors, and the Company and DSI, as licensees (incorporated by reference to Exhibit 10(g) in the
                  Company's Current Report on Form 8-K dated November 1, 1994.
*       (viii) -- Service Mark License Agreement, dated November 15, 1994, by and among the Company, DSI and FSI (incorporated by
                  reference to Exhibit 10(h) in the Company's Current Report on Form 8-K dated November 1, 1994).
*       (ix) --   Sales and Marketing Services Agreement, dated November 15,
                  1994, by and among the Company, DSI and FSI (incorporated by reference to Exhibit 10(i) in the Company's Current Report on Form 8-K dated November 1, 1994).
*       (x)  --   Escrow Agreement, dated November 15, 1994, by and among the
                  Company, FFMC and NationsBank of Georgia, National
                  Association (incorporated by reference to Exhibit 10(j) in the Company's Current Report on Form 8-K dated November 1,
                  1994).
*       (xi) --   Settlement Agreement dated October 19, 1994 among the
                  Company, the Statutory Committee of Unsecured Creditors, the
                  Official Committee of Secured Noteholders, FSI, FFMC and the
                  Pension Benefit Guaranty Corporation (incorporated by
                  reference to Exhibit 10(c) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                  1994).
*       (xii) --  Stipulation dated October 20, 1994 among the Western Union
                  Employee Benefit Committee, the Company and the Pension
                  Benefit Guaranty Corporation (incorporated by reference to
                  Exhibit 10(d) in the Company's Quarterly Report on Form 10-Q
                  for the quarterly period ended September 30, 1994).
*       (xiii) -- Settlement Agreement, Stipulation and Order dated October
                  28, 1994 among the Company, BGLS, NV Holdings, the Statutory
                  Committee of Unsecured Creditors, the Official Committee of
                  Secured Noteholders and the Official Committee of Equity
                  Security Holders, the Preferred A Stockholders'
                  Sub-Committee of the Equity Committee and certain beneficial holders of Series A Senior Preferred Shares of the Company
                  (incorporated by reference to Exhibit 10(b) in the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1994).
*       (xiv) --  Asset Purchase Agreement dated September 30, 1995 among the
                  Company, DSI and FFMC (incorporated by reference to Exhibit
                  10(b) in the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended September 30, 1995).
*       (xv) --   Release and Termination Agreement, dated September 30, 1995, among the Company, FSI, DSI and FFMC, which agreement
                  terminated certain agreements among such parties in
                  connection with the sale of DSI (incorporated by reference to Exhibit 10(y) in the Company's Form 10-K for the fiscal year ended December 31, 1995).
*    (d)     --   Purchase Agreement dated January 10, 1996 by and among the
                  Company, Bellemead Michigan, Inc., and Jared Associates,
                  L.P. (incorporated by reference to Exhibit 2.1 in the
                  Company's Current Report on Form 8-K dated January 25,
                  1996).
*    (e)(i)  --   Purchase Agreement dated January 11, 1996 between the
                  Company and AP Century I, L.P., AP Century II, L.P., AP
                  Century III, L.P., AP Century IV, L.P., A.P. Century V,
                  L.P., A.P. Century VI, L.P., A.P. Century VIII, L.P. and AP
                  Century IX, L.P. (incorporated by reference to Exhibit 2.2 in the Company's Current Report on Form 8-K dated January
                  25, 1996, as amended).
*       (ii) --   Indemnity Agreement, dated January 11, 1996, from Apollo
                  Real Estate Investment to the Company regarding loan document discrepancies (incorporated by reference to Exhibit
                  10(k)(i) in the Company's Form 10-K for the fiscal year ended December 31, 1995).

*      (iii) --   Indemnity Agreement, dated January 11, 1996, from Apollo
                  Real Estate Investment to the Company regarding existing
                  lender consents (incorporated by reference to Exhibit
                  10(k)(ii) in the Company's Form 10-K for the fiscal year
                  ended December 31, 1995).
*       (iv) --   Environmental Indemnity Agreement, dated January 11, 1996, from Apollo to the Company regarding University Place
                  Property (incorporated by reference to Exhibit 10(k)(iii) in the Company's Form 10-K for the fiscal year ended December
                  31, 1995).
*       (v)  --   Environmental Indemnity Agreement, dated January 11, 1996, from the Company to Apollo regarding post-closing
                  contamination (incorporated by reference to Exhibit
                  10(k)(iv) in the Company's Form 10-K for the fiscal year
                  ended December 31, 1995).
*    (f)     --   Expense Sharing Agreement made and entered into as of
                  January 18, 1995, by and between Brooke and the Company
                  (incorporated by reference to Exhibit 10(a) in the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1995).
*    (g)(i)  --   Agreement among the Company, ALKI and High River, dated
                  October 17, 1995 (incorporated by reference to Exhibit 10(d)
                  in the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended September 30, 1995).
*       (ii) --   Letter Amendment, dated October 17, 1995, to the Agreement among the Company, ALKI and High River, dated October 17,
                  1995 (incorporated by reference to Exhibit 10(e) in the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended September 30, 1995).
*       (iii) --  Letter Amendment, dated November 5, 1995, to the Agreement among the Company, ALKI, and High River, dated October 17,
                  1995 (incorporated by reference to Exhibit 10(f) in the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended September 30, 1995).
*       (iv) --   Agreement of Termination made as of June 5, 1996, by and
                  among the Company, ALKI, High River, Brooke and BGLS
                  (incorporated by reference to Exhibit 16 in the Schedule 13D filed by, among others, the Company with the SEC on March
                  11, 1996, as amended, with respect to the common stock of
                  RJR Nabisco (the "Schedule 13D")).
*    (h)(i)  --   Promissory Note of the Company dated January 31, 1997 in
                  favor of BOL (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated January 31,
                  1997).
*       (ii) --   Pledge Agreement dated as of January 31, 1997 entered into by and between BOL and the Company (incorporated by
                  reference to Exhibit 10.2 in the Company's Current Report on
                  Form 8-K dated January 31, 1997).
*       (iii) --  Use Agreement dated as of January 31, 1997, entered into by and between BML and Liggett-Ducat Joint Stock Company
                  (incorporated by reference to Exhibit 10.3 in the Company's
                  Current Report on Form 8-K dated January 31, 1997).
*    (i)(i)  --   Amended and Restated Plan and Agreement of Merger by and
                  among Thinking Machines, OTMC Corporation and TMC
                  Acquisition Corp., dated as of January 9, 1996 (incorporated by reference to Exhibit 10(q) in the Company's Form 10-K for the fiscal year ended December 31, 1995).
*       (ii) --   TMC Investment Partnership Agreement dated as of February 2,
                  1996, between Ladenburg Thalmann Capital Corp. and Levin-A
                  Limited Partnership (incorporated by reference to Exhibit
                  10(r) in the Company's Form 10-K for the fiscal year ended
                  December 31, 1995).
*    (j)     --   Form of Margin Agreement dated September 12, 1995, between
                  ALKI and Bear Stearns & Co. (incorporated by reference to
                  Exhibit 2 in the Schedule 13D).
*    (k)(i)  --   Agreement, dated December 28, 1995, between Jefferies,
                  Brooke, the Company and Liggett (incorporated by reference to Exhibit 7 in the Schedule 13D).

*      (ii)  --   Letter Amendment, dated February 28, 1996, to the Agreement between Jefferies, Brooke, the Company and Liggett, dated
                  February 27, 1996 (incorporated by reference to Exhibit 7 in the Schedule 13D).
*    (l)     --   Agreement, dated December 27, 1995, between Brooke and the
                  Company (incorporated by reference to Exhibit 8 in the
                  Schedule 13D).
*    (m)     --   International Swap Dealers Association Master Agreement (and
                  the schedules and annexes thereto) and Confirmation, dated
                  February 28, 1996, between the Company and Internationale
                  Nederlanden (U.S.) Capital Markets, Inc. (incorporated by
                  reference to Exhibit 10 in the Schedule 13D).
*    (n)     --   Agreement and Plan of Merger by and between the Company and
                  Ladenburg dated March 31, 1995 (schedules omitted)
                  (incorporated by reference to Exhibit 99(a) in the Company's
                  Current Report on Form 8-K dated April 4, 1995).
*(16)(a)     --   Letter from Price Waterhouse, dated March 13, 1995
                  (incorporated by reference to Exhibit 4.1 in the Company's
                  Current Report on Form 8-K dated March 8, 1995).
*    (b)     --   Letter from Price Waterhouse, dated April 5, 1995
                  (incorporated by reference to Exhibit 4.2 in Amendment No. 1 to the Company's Current Report on Form 8-K dated March 8,
                  1995).
 (21)        --   Subsidiaries of the Company.
 (27)        --   Financial Data Schedule (for SEC use only).
*(99)(a)     --   Order confirming First Amended Joint Chapter 11 Plan of
                  Reorganization for the Company entered by the United States
                  Bankruptcy Court for the District of New Jersey on November
                  1, 1994 (incorporated by reference to Exhibit 99(b) in the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended September 30, 1994).
*    (b)     --   Order Authorizing Sale of Shares and Related Assets entered by the United States Bankruptcy Court for the District of New Jersey on November 1, 1994 (incorporated by reference to
                  Exhibit 99(a) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

---------------

* Incorporated by reference.

     The foregoing list omits instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby agrees to furnish a copy of each such instrument or agreement to the Commission upon request.

     Exhibits not filed herewith are incorporated by reference to the exhibits in the prior filings indicated in parenthesis. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in Exhibit Nos. 10(a) and 10(b).

  (b) Report on Form 8-K:

     During the fourth quarter of 1996, the Company filed a Current Report on Form 8-K, dated December 11, 1996, concerning item 5, with the Commission on December 19, 1996.

                             NEW VALLEY CORPORATION

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996
                      ITEMS 8, 14(A)(1) AND (2), AND 14(D)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Financial Statements and Schedules of the Registrant and its subsidiaries, required to be included in Items 8, 14(a)(1) and (2), and 14(d) are listed below:

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
  Reports of Independent Accountants........................   27
  Consolidated Balance Sheets as of December 31, 1996 and
     1995...................................................   29
  Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994.......................   30
  Consolidated Statements of Changes in Shareholders' Equity
     (Deficit) for the years ended December 31, 1996, 1995
     and 1994...............................................   31
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994.......................   32
  Notes to Consolidated Financial Statements................   33
FINANCIAL STATEMENT SCHEDULES:
  Schedule II -- Valuation and Qualifying Accounts..........   52
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................   53
  Thinking Machines Corporation
     Report of Independent Public Accountants...............   54

     Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in the Consolidated Financial Statements or accompanying Notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
Shareholders of New Valley Corporation

     We have audited the accompanying consolidated balance sheets of New Valley Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended. We have also audited the financial statement schedule of New Valley Corporation (Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1996) listed in the index on page 26 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Thinking Machines Corporation, a consolidated subsidiary, which statements reflect total assets constituting 3% of consolidated total assets at December 31, 1996 and a net loss (net of minority interest therein) constituting 90% of the consolidated net loss for the year ended December 31, 1996.
Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Thinking Machines Corporation, are based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provides a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Valley Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                              /s/  Coopers & Lybrand L.L.P.
                                          --------------------------------------
                                                 COOPERS & LYBRAND L.L.P.

Miami, Florida
March 24, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
Shareholders of New Valley Corporation

     In our opinion, the consolidated financial statements for the year ended December 31, 1994, appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the results of operations and cash flows of New Valley Corporation and its subsidiaries (the "Company"), for the year, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                                /s/  Price Waterhouse LLP
                                          --------------------------------------
                                                   PRICE WATERHOUSE LLP

Morristown, New Jersey
March 24, 1995

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 57,282    $ 51,742
  Investment securities available for sale..................    61,454     210,315
  Trading securities owned..................................    29,761      31,211
  Restricted assets.........................................     2,080      22,919
  Receivable from clearing brokers..........................    23,870      13,752
  Other current assets......................................     9,273       3,546
                                                              --------    --------
          Total current assets..............................   183,720     333,485
                                                              --------    --------
Investment in real estate...................................   179,571          --
Investment securities available for sale....................     2,716         517
Restricted assets...........................................     6,766      15,086
Long-term investments, net..................................    13,270      29,512
Other assets................................................    20,497       7,222
                                                              --------    --------
          Total assets......................................  $406,540    $385,822
                                                              ========    ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 44,888    $ 27,712
  Prepetition claims and restructuring accruals.............    15,526      33,392
  Income taxes..............................................    18,243      20,283
  Securities sold, not yet purchased........................    17,143      13,047
  Margin loan payable.......................................        --      75,119
  Current portion of notes payable and long-term
     obligations............................................     2,310       8,367
                                                              --------    --------
          Total current liabilities.........................    98,110     177,920
                                                              --------    --------
Notes payable...............................................   157,941          --
Other long-term liabilities.................................    12,282      11,967
Redeemable preferred shares.................................   210,571     226,396
Commitments and contingencies

Shareholders' equity (deficit):
  Cumulative preferred shares; liquidation preference of
     $69,769, dividends in arrears: 1996 -- $115,944;
     1995 -- $95,118........................................       279         279
  Common Shares, $.01 par value; 850,000,000 shares
     authorized; 9,577,624 and 191,551,586 shares
     outstanding............................................        96       1,916
  Additional paid-in capital................................   644,789     679,058
  Accumulated deficit.......................................  (721,854)   (714,364)
  Unearned compensation on stock options....................      (731)         --
  Unrealized gain on investment securities, net of taxes of
     $294 in 1995...........................................     5,057       2,650
                                                              --------    --------
          Total shareholders' equity (deficit)..............   (72,364)    (30,461)
                                                              --------    --------
          Total liabilities and shareholders' equity
            (deficit).......................................  $406,540    $385,822
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1996         1995         1994
                                                              ----------   ----------   -----------
Revenues:
  Principal transactions, net...............................  $   28,344   $   18,237
  Commissions...............................................      17,755        9,888
  Real estate leasing.......................................      23,559           --
  Interest and dividends....................................      16,951       21,047   $     7,104
  Other income..............................................      25,345       18,558         3,277
                                                              ----------   ----------   -----------
         Total revenues.....................................     111,954       67,730        10,381
                                                              ----------   ----------   -----------
Costs and expenses:
  Employee compensation and benefits........................      60,884       30,994           219
  Interest..................................................      17,760        2,102           643
  Provision for (recovery of) restructuring charges.........      (9,706)      (2,044)       22,734
  Write-down of long-term investments (Note 8)..............       1,001       11,790            --
  Other expenses............................................      58,270       23,222         2,550
                                                              ----------   ----------   -----------
         Total costs and expenses...........................     128,209       66,064        26,146
                                                              ----------   ----------   -----------
Income (loss) from continuing operations before income
  taxes, minority interests and extraordinary item..........     (16,255)       1,666       (15,765)
Income tax provision (benefit)..............................         300          292          (500)
Minority interests in loss from continuing operations of
  consolidated subsidiary...................................       3,339           --            --
                                                              ----------   ----------   -----------
Income (loss) from continuing operations before
  extraordinary item........................................     (13,216)       1,374       (15,265)
Discontinued operations (Note 4):
  Income (loss) from discontinued operations, net of
    minority interests of $2,404 in 1996, and income taxes
    of $480 in 1995 and $5,500 in 1994......................      (3,818)       4,315        79,625
  Gain on disposal of discontinued operations, net of
    minority interests of $1,502 in 1996, and income taxes
    of $1,400 in 1995 and $52,000 in 1994...................       9,544       12,558     1,056,081
                                                              ----------   ----------   -----------
         Income from discontinued operations................       5,726       16,873     1,135,706
                                                              ----------   ----------   -----------
Income (loss) before extraordinary item.....................      (7,490)      18,247     1,120,441
Extraordinary loss on extinguishment of debt, net of income
  taxes of $3,475 (Note 17).................................          --           --      (110,500)
                                                              ----------   ----------   -----------
Net income (loss)...........................................      (7,490)      18,247     1,009,941
Dividend requirements on preferred shares...................     (61,949)     (72,303)      (80,037)
Excess of carrying value of redeemable preferred shares over
  cost of shares purchased..................................       4,279       40,342            --
                                                              ----------   ----------   -----------
         Net income (loss) applicable to Common Shares......  $  (65,160)  $  (13,714)  $   929,904
                                                              ==========   ==========   ===========
Income (loss) per common share:
  Continuing operations before extraordinary item...........  $    (7.40)  $    (3.20)  $    (10.12)
  Discontinued operations...................................         .60         1.77        120.63
                                                              ----------   ----------   -----------
  Before extraordinary item.................................       (6.80)       (1.43)       110.51
  Extraordinary item........................................          --           --        (11.74)
                                                              ----------   ----------   -----------
         Net income (loss)..................................  $    (6.80)  $    (1.43)  $     98.77
                                                              ==========   ==========   ===========
Number of shares used in computation........................   9,578,000    9,554,000     9,415,000
                                                              ==========   ==========   ===========
Income (loss) per common share assuming full dilution:
  Continuing operations before extraordinary item...........  $    (7.40)  $    (3.20)  $     (9.00)
  Discontinued operations...................................         .60         1.77        107.36
                                                              ----------   ----------   -----------
  Before extraordinary item.................................       (6.80)       (1.43)        98.36
  Extraordinary item........................................          --           --        (10.45)
                                                              ----------   ----------   -----------
         Net income (loss)..................................  $    (6.80)  $    (1.43)  $     87.91
                                                              ==========   ==========   ===========
Number of shares used in computation........................   9,578,000    9,554,000    10,578,000
                                                              ==========   ==========   ===========
Supplemental information:
  Additional interest expense, absent the Chapter 11
    filing..................................................               $    2,314   $    46,927
                                                                           ==========   ===========

          See accompanying Notes to Consolidated Financial Statements.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   UNEARNED
                                                CLASS B              ADDITIONAL                  COMPENSATION
                                               PREFERRED   COMMON     PAID-IN     ACCUMULATED      ON STOCK     UNREALIZED
                                                SHARES     SHARES     CAPITAL       DEFICIT        OPTIONS        GAINS
                                               ---------   -------   ----------   ------------   ------------   ----------
Balance December 31, 1993....................    $279      $1,881     $755,521    $(1,742,552)
  Net income.................................                                       1,009,941
  Undeclared dividends and accretion on
    redeemable preferred shares..............                          (63,635)
  Conversion of preferred shares.............
  Exercise of stock options..................                   6          115
                                                 ----      -------    --------    -----------
Balance, December 31, 1994...................     279       1,887      692,001       (732,611)
  Net income.................................                                          18,247
  Undeclared dividends and accretion on
    redeemable preferred shares..............                          (53,821)
  Purchase of redeemable preferred shares....                           40,342
  Exercise of stock options..................                  29          536
  Unrealized gain on investment securities,
    net of taxes.............................                                                                     $2,650
                                                 ----      -------    --------    -----------                     ------
Balance, December 31, 1995...................     279       1,916      679,058       (714,364)                     2,650
  Net loss...................................                                          (7,490)
  Undeclared dividends and accretion on
    redeemable preferred shares..............                          (41,123)
  Purchase of redeemable preferred shares....                            4,279
  Effect of 1-for-20 reverse stock split.....              (1,820)       1,820
  Issuance of stock options..................                              755                      $(755)
  Compensation expense on stock option
    grants...................................                                                          24
  Unrealized gain on investment securities...                                                                      2,407
                                                 ----      -------    --------    -----------       -----         ------
Balance, December 31, 1996...................    $279      $   96     $644,789    $  (721,854)      $(731)        $5,057
                                                 ====      =======    ========    ===========       =====         ======

          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1996        1995         1994
                                                              ---------   ---------   -----------
Cash flows from operating activities:
  Net income (loss).........................................  $  (7,490)  $  18,247   $ 1,009,941
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
    Gain on disposal of business............................     (9,544)    (12,558)   (1,056,081)
    Loss (income) from discontinued operations..............      3,818      (4,315)      (79,625)
    Depreciation and amortization...........................      4,757         608            --
    Provision for loss on long-term investments.............      1,001      11,790            --
    Reversal of restructuring accruals......................     (9,706)     (2,044)         (318)
    Extraordinary loss......................................         --          --       110,500
    Financial restructuring costs...........................         --          --        23,052
    Changes in assets and liabilities, net of effects from
     acquisition:
      Decrease (increase) in receivables and other assets...    (16,069)     11,684        (7,571)
      Decrease in income taxes payable and deferred taxes...     (2,040)    (32,517)           --
      Increase (decrease) in securities sold not yet
       purchased............................................      4,096      (9,359)           --
      Increase (decrease) in accounts payable and accrued
       liabilities..........................................      6,437       5,223       (16,896)
                                                              ---------   ---------   -----------
        Net cash used for continuing operations.............    (24,740)    (13,241)      (16,998)
        Net cash provided from discontinued operations......      2,041       6,105       139,410
                                                              ---------   ---------   -----------
        Net cash used for operating activities..............    (22,699)     (7,136)      122,412
                                                              ---------   ---------   -----------
Cash flows from investing activities:
  Sale or maturity of investment securities.................    160,088     250,129            --
  Purchase of investment securities.........................    (12,825)   (458,017)           --
  Sale or liquidation of long-term investments..............     18,292      36,109            --
  Purchase of long-term investments.........................     (3,051)    (77,411)           --
  Decrease (increase) in restricted assets..................     29,159     341,634      (367,378)
  Purchase of furniture and equipment.......................     (5,240)         --            --
  Purchase of and additions to real estate..................    (24,496)         --            --
  Payment of prepetition claims and restructuring
    accruals................................................     (8,160)   (584,397)           --
  Payment for acquisitions, net of cash acquired............      1,915     (25,750)           --
  Collection of contract receivable.........................         --     300,000            --
  Net proceeds from disposal of business....................     10,174      17,540       467,822
                                                              ---------   ---------   -----------
Net cash provided from (used for) investing activities......    165,856    (200,163)      100,444
                                                              ---------   ---------   -----------
Cash flows from financing activities:
  Payment of preferred dividends............................    (41,419)   (132,162)
  Purchase of redeemable preferred shares...................    (10,530)    (47,761)
  Increase (decrease) in margin loan payable................    (75,119)     75,119
  Payment of long-term notes and other liabilities..........    (10,549)    (12,890)
  Exercise of stock options.................................         --         565
                                                              ---------   ---------
Net cash used for financing activities......................   (137,617)   (117,129)
                                                              ---------   ---------
Expenses of financial restructuring.........................         --          --       (23,052)
                                                                                      -----------
Net increase (decrease) in cash and cash equivalents........      5,540    (324,428)      199,804
Cash and cash equivalents, beginning of year................     51,742     376,170       176,366
                                                              ---------   ---------   -----------
Cash and cash equivalents, end of year......................  $  57,282   $  51,742   $   376,170
                                                              =========   =========   ===========
Supplemental cash flow information:
  Cash paid during the year for:
        Interest............................................  $  17,482   $   2,105   $       476
        Income taxes........................................      2,341      33,662           882
  Non-cash investing and financing activities:
        Contract receivable.................................                              300,000
        Pension liability discharge.........................                              245,000
Detail of acquisitions:
  Fair value of assets acquired.............................  $  27,301   $  59,066
  Liabilities assumed.......................................     16,701      32,316
                                                              ---------   ---------
  Cash paid.................................................     10,600      26,750
  Less cash acquired........................................     12,515       1,000
                                                              ---------   ---------
  Net cash paid (received) for acquisition..................  $  (1,915)  $  25,750
                                                              =========   =========

          See accompanying Notes to Consolidated Financial Statements.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of New Valley Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany transactions are eliminated in consolidation.

     Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

NATURE OF OPERATIONS

     The Company and its subsidiaries are engaged in the investment banking and brokerage business, in the ownership and management of commercial real estate, and in the acquisition of operating companies.

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

     On January 18, 1995, the effective date of the Joint Plan, the Company paid approximately $550,000 on account of allowed prepetition claims and emerged from bankruptcy. At December 31, 1996, the Company had accrued $15,526 for unsettled prepetition claims and restructuring accruals (see Note 17).

     On October 31, 1995, the Company completed the sale of substantially all of the assets (exclusive of certain contracts), and conveyed substantially all of the liabilities of the Messaging Services Business to FFMC for $20,000, which consisted of $17,540 in cash and $2,460 in cancellation of intercompany

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
indebtedness. The sale of the Messaging Services Business was effective as of October 1, 1995, and the Company recognized a gain on the sale of such business of $12,558, net of income taxes of $1,400.

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

     Reincorporation and Reverse Stock Split. On July 29, 1996, the Company completed its reincorporation from the State of New York to the State of Delaware and effected a one-for-twenty reverse stock split of the Company's Common Shares. In connection with the reverse stock split, all per share data have been restated to reflect retroactively the reverse stock split.

     Cash and Cash Equivalents. The Company considers all highly liquid financial instruments with an original maturity of less than three months to be cash equivalents.

     Fair Value of Financial Instruments. Investments in securities and securities sold, not yet purchased traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the reporting period. Futures contracts are valued at their last reported sales price. Investments in securities, principally warrants, which have exercise or holding period restrictions, are valued at fair value as determined by the Company's management based on the intrinsic value of the warrants discounted for such restrictions. For cash and cash equivalents, restricted assets, receivable from clearing brokers, and short-term loan, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of long-term debt, including current portion, is estimated based on current rates offered to the Company for debt of the same maturities. The fair value of the Company's redeemable preferred shares is based on their last reported sales price.

     Investment Securities. The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires certain investments in debt and marketable equity securities be classified as either trading, available for sale, or held to maturity. Trading securities are carried at fair value, with unrealized gains and losses included in income. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of shareholders' equity (deficit). Debt securities classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other income, except for those relating to the Company's broker-dealer subsidiary which are included in principal transactions revenues. The cost of securities sold is determined based on average cost.

     Restricted Assets. Restricted assets at December 31, 1996 consisted primarily of $5,266 pledged as collateral for a $5,000 letter of credit which is used as collateral for a long-term lease of commercial office space, and $3,275 pledged as collateral for a letter of credit which is used as collateral for an insurance policy. At December 31, 1995, the current and noncurrent portions of restricted assets consisted primarily of $28,200 held in escrow pursuant to the sale of FSI to FFMC, which have been classified based on the terms of the Purchase Agreement and the anticipated release of the escrow. Restricted assets consisted of investments in U.S. government bonds. In 1996, the Company reached an agreement with FFMC whereby FFMC released all of the remaining restricted assets held in escrow. In addition, the agreement required the Company to pay FFMC $7,000 in connection with the termination of the various service agreements the Company had with FFMC. The Company recognized a gain on the termination of these service agreements of $1,285, which amount is included in other income.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     Property and Equipment. Buildings are depreciated over periods approximating 40 years, the estimated useful life, using the straight-line method (see Note 7). Furniture and equipment (including equipment subject to capital leases) is depreciated over the estimated useful lives, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, if shorter. The cost and the related accumulated depreciation are eliminated upon retirement or other disposition and any resulting gain or loss is reflected in operations. As of December 31, 1996 and 1995, furniture, equipment and leasehold improvements had a carrying value of $9,225 and $1,032, respectively. Depreciation and amortization expense was $4,757, $608 and $9,000 in 1996, 1995 and 1994, respectively. Depreciation and amortization expense for 1994 is included in discontinued operations.

     Income Taxes. Under SFAS 109, "Accounting for Income Taxes", deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized.

     Securities Sold, Not Yet Purchased. Securities sold, not yet purchased represent obligations of the Company to deliver a specified security at a contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions involve, to varying degrees, elements of market risk, as the Company's ultimate obligation to satisfy the sale of securities sold, not yet purchased may exceed the amount recognized in the consolidated balance sheet.

     Real Estate Leasing Revenues. The real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned. The future minimum rents on non-cancelable operating leases at December 31, 1996 are $18,620, $18,492, $14,827, $12,073, $9,319 for the years 1997, 1998, 1999, 2000, 2001, respectively, and $38,246 for subsequent years.

     Income (Loss) Per Common Share. Net income (loss) per common share is based on the weighted average number of Common Shares outstanding. Net income
(loss) per common share represents net income (loss) after dividend requirements on redeemable and non-redeemable preferred shares (undeclared) and any adjustment for the difference between excess of carrying value of redeemable preferred shares over the cost of the shares purchased. Net income (loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the conversion of convertible preferred shares if such conversion was dilutive.

     Recoverability of Long-Lived Assets. An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Beginning in 1995 with the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     New Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS,
(b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS 128.

3.  ACQUISITIONS

     On May 31, 1995, the Company consummated its acquisition of Ladenburg, Thalmann & Co. Inc. ("Ladenburg"), a registered broker-dealer and investment bank, for $25,750, net of cash acquired. The acquisition was treated as a purchase for financial reporting purposes and, accordingly, these consolidated financial statements include the operations of Ladenburg from the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired of $1,342 has been recorded as goodwill to be amortized on a straight-line basis over 15 years.

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

     On January 11, 1996, the Company provided a $10,600 convertible bridge loan to finance Thinking Machines Corporation ("Thinking Machines"), a developer and marketer of data mining and knowledge discovery software and services. In February 1996, the bridge loan was converted into a controlling interest in a partnership which holds 3.3 million common shares of Thinking Machines which represent 61.4% of Thinking Machines' outstanding common shares. The acquisition of Thinking Machines through the conversion of the bridge loan was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of Thinking Machines subsequent to January 31, 1996 are included in the operations of the Company. The fair value of assets acquired, including goodwill of $1,726, was $27,301 and liabilities assumed totaled $7,613. In addition, minority interests in the amount of $9,088 were recognized at the time of acquisition. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     The following table presents unaudited pro forma and actual results of continuing operations as if the acquisitions of Ladenburg, Thinking Machines, and the Office Buildings and Shopping Centers, had occurred on January 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had each of these acquisitions been consummated as of such date.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1996         1995
                                                              ----------    ---------
Revenues....................................................   $ 111,954     $116,315
                                                               =========     ========
Loss from continuing operations.............................   $ (13,532)    $ (3,715)
                                                               =========     ========
Loss from continuing operations applicable to common
  shares....................................................   $ (71,202)    $(35,676)
                                                               =========     ========
Loss from continuing operations per common share............   $   (7.43)    $  (3.73)
                                                               =========     ========

4.  DISCONTINUED OPERATIONS

     As noted above, the Company sold FSI during the fourth quarter of 1994 and sold the Messaging Services Business effective October 1, 1995. During the fourth quarter of 1996, Thinking Machines adopted a plan to terminate its parallel processing computer sales and service business. Consequently, the operating results of this segment have been classified as discontinued operations. Thinking Machines wrote-down certain assets, principally inventory, related to these operations to their net realizable value and recorded a charge of $6,100 for these reserves, which is included in the loss on discontinued operations. Accordingly, the financial statements reflect the financial position and the results of operations of the discontinued operations of FSI, the Messaging Services Business, and Thinking Machines separately from continuing operations.

     Summarized operating results of the discontinued operations, as shown below, include the discontinued operations of Thinking Machines for the eleven months ended December 31, 1996, the Messaging Services Business for the nine months ended September 30, 1995 and the operations of FSI and Messaging Services Business for the year ended December 31, 1994.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1996       1995        1994
                                                              -------    -------    --------
Revenues....................................................  $15,017    $37,771    $489,916
                                                              =======    =======    ========
Operating (loss) income.....................................  $(6,222)   $ 4,795    $ 85,125
                                                              =======    =======    ========
Income before income taxes and minority interests...........  $(6,222)   $ 4,795    $ 85,125
Provision for income taxes..................................       --        480       5,500
Minority interests..........................................    2,404         --          --
                                                              -------    -------    --------
Net (loss) income...........................................  $(3,818)   $ 4,315    $ 79,625
                                                              =======    =======    ========

     In December 1996, Thinking Machines sold part of its discontinued operations for $4,300 in cash which resulted in the Company recording a gain on disposal of discontinued operations of $2,386, net of minority interests of $1,502. No material gain or loss in the disposal of Thinking Machines' remaining discontinued operations is anticipated.

     During the fourth quarter of 1996, the Company received $5,774 in cash and $600 in a promissory note in settlement of a receivable claim originally began by Western Union Telegraph Company. The promissory note is payable $100 per month for six months. In addition, the Company reduced its liability related to certain Western Union retirees by $784. The Company recorded the gain on settlement of $6,374 and liability reduction of $784 as gain on disposal of discontinued operations.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

5.  INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of shareholders' equity (deficit). The Company had net realized gains on sales of investment securities available for sale of $1,347 ($6,114 of realized gains and $4,767 of realized losses) for the year ended December 31, 1996, and $6,736 ($9,223 of realized gains and $2,487 of realized losses) for the year ended December 31, 1995.

     The components of investment securities available for sale are as follows:

                                                             GROSS        GROSS
                                                           UNREALIZED   UNREALIZED     FAIR
                                                  COST        GAIN         LOSS       VALUE
                                                --------   ----------   ----------   --------
1996
Marketable equity securities:
  RJR Nabisco common stock....................  $ 53,372     $5,827                  $ 59,199
  Other marketable securities.................     2,057        674       $  476        2,255
                                                --------     ------       ------     --------
          Total marketable equity
            securities........................    55,429      6,501          476       61,454
Marketable debt securities (long-term)........     3,685                     969        2,716
                                                --------     ------       ------     --------
Total securities available for sale...........    59,114      6,501        1,445       64,170
Less long-term portion of investment
  securities..................................    (3,685)                   (969)      (2,716)
                                                --------     ------       ------     --------
Investment securities -- current portion......  $ 55,429     $6,501       $  476     $ 61,454
                                                ========     ======       ======     ========
1995
Marketable equity securities:
  RJR Nabisco common stock....................  $149,005     $1,441                  $150,446
  Other marketable securities.................     9,147      1,667       $  308       10,506
                                                --------     ------       ------     --------
          Total marketable equity
            securities........................   158,152      3,108          308      160,952
U.S. government securities....................    49,219        144           --       49,363
Marketable debt securities (long-term)........       517         --           --          517
                                                --------     ------       ------     --------
Total investment securities...................   207,888      3,252          308      210,832
Less long-term portion of investment
  securities..................................      (517)        --           --         (517)
                                                --------     ------       ------     --------
Investment securities -- current portion......  $207,371     $3,252       $  308     $210,315
                                                ========     ======       ======     ========

     As of December 31, 1996, the long-term portion of investment securities available for sale consisted of marketable debt securities which mature in two years. In December 1996, the Company acquired marketable debt securities with a face amount of $14,900 for a cost of $3,185 of a company that was in default at the time of purchase and is currently in default under its various debt obligations.

     As of December 31, 1996, the Company, through a wholly-owned subsidiary, held approximately 1.7 million shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $59,199 (cost of $53,372). On December 31, 1995, the Company held approximately 4.9 million shares of RJR Nabisco common stock which collateralized margin loan financing of $75,119.

     On October 17, 1995, the Company entered into an agreement, as amended (the "Agreement"), with High River Limited Partnership ("High River"), an entity owned by Carl C. Icahn. Pursuant to the Agreement, the Company sold approximately 1.6 million shares of RJR Nabisco common stock to High River for an aggregate purchase price of $51,000. The Agreement also provided for the parties to pay certain other fees to each other under certain circumstances, including a fee to High River equal to 20% of the Company's profit on its RJR Nabisco common stock, after certain expenses as defined in the Agreement.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     On December 27, 1995, the Company entered into an agreement with Brooke Group Ltd. ("Brooke"), an affiliate of the Company, pursuant to which it agreed to pay directly or reimburse Brooke and its subsidiaries for reasonable out-of-pocket expenses incurred in connection with Brooke's solicitation of consents and proxies from the shareholders of RJR Nabisco. The Company also agreed to pay to a wholly-owned subsidiary of Brooke a fee of 20% of the net profit received by the Company or its subsidiaries from the sale of shares of RJR Nabisco common stock after the Company and its subsidiaries have achieved a rate of return of 20% and after deduction of certain expenses incurred by the Company and its subsidiaries, including the cost of the consent and proxy solicitations and of acquiring the shares of common stock. The Company has also agreed to indemnify Brooke and its affiliates against certain liabilities arising out of the solicitations.

     On December 28, 1995, the Company, Brooke and Liggett, a wholly-owned subsidiary of Brooke, engaged Jefferies & Company, Inc. ("Jefferies") to act as a financial advisor in connection with the Company's investment in RJR Nabisco and Brooke's solicitation of consents and proxies. In connection with this engagement, the Company paid Jefferies $1,538 and $1,500 in 1996 and 1995, respectively. The companies also have agreed to pay Jefferies 10% of the net profit (up to a maximum of $15,000) with respect to RJR Nabisco common stock (including the distributions made by RJR Nabisco) held or sold by these companies and their affiliates after deduction of certain expenses, including the costs of the solicitations and the costs of acquiring the RJR Nabisco common stock.

     As of June 5, 1996, the Company and High River terminated the Agreement by mutual consent. The termination leaves in effect for one year certain provisions of the Agreement concerning payments to be made to High River in the event the Company achieves a profit (after deducting certain expenses) on its shares of RJR Nabisco common stock or such shares are valued at the end of such year at higher than their purchase price or in the event the Company or Brooke engage in certain transactions with RJR Nabisco.

     The Company expensed $11,724 in 1996 and $3,879 in 1995 relating to the RJR Nabisco investment. Included in this amount is $2,370 in out-of-pocket expenses paid to Brooke in 1996 pursuant to the Brooke agreement. At March 14, 1997, the Company held approximately 1,063,000 shares of RJR Nabisco common stock with a market value of $35,997 (cost of $32,574). The Company's investment in RJR Nabisco decreased from a $5,827 unrealized gain at December 31, 1996 to a $3,423 unrealized gain at March 14, 1997. Based on the market price of the RJR Nabisco common stock at March 14, 1997, no amounts are payable by the Company under any of its net profit-sharing arrangements with respect to the RJR Nabisco common stock discussed above.

     On February 29, 1996, the Company entered into a total return equity swap transaction (the "Swap") with an unaffiliated company relating to 1,000,000 shares of RJR Nabisco common stock. The Swap was for a period of six months and the Company realized a loss on the Swap of $7,305 for the year ended December 31, 1996.

6.  TRADING SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The components of trading securities owned and securities sold, not yet purchased are as follows:

                                                 DECEMBER 31, 1996            DECEMBER 31, 1995
                                             --------------------------   --------------------------
                                              TRADING      SECURITIES      TRADING      SECURITIES
                                             SECURITIES   SOLD, NOT YET   SECURITIES   SOLD, NOT YET
                                               OWNED        PURCHASED       OWNED        PURCHASED
                                             ----------   -------------   ----------   -------------
Common stock...............................   $21,248        $ 5,900       $21,828        $ 2,754
Equity and index options...................     6,241         11,243         6,134         10,293
Other......................................     2,272             --         3,249             --
                                              -------        -------       -------        -------
                                              $29,761        $17,143       $31,211        $13,047
                                              =======        =======       =======        =======

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

7.  INVESTMENT IN REAL ESTATE AND NOTES PAYABLE

     The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at December 31, 1996 are as follows:

                                                           OFFICE     SHOPPING
                                                          BUILDINGS   CENTERS     TOTAL
                                                          ---------   --------   --------
Land....................................................  $ 19,450    $16,710    $ 36,160
Buildings...............................................    92,332     54,468     146,800
Construction-in-progress................................        --        233         233
                                                          --------    -------    --------
          Total.........................................   111,782     71,411     183,193
Less accumulated depreciated............................    (2,308)    (1,314)     (3,622)
                                                          --------    -------    --------
          Net investment in real estate.................  $109,474    $70,097    $179,571
                                                          ========    =======    ========
Notes payable...........................................  $ 99,704    $58,547    $158,251
Current portion of notes payable........................       310         --         310
                                                          --------    -------    --------
Notes payable -- long-term portion......................  $ 99,394    $58,547    $157,941
                                                          ========    =======    ========

     At December 31, 1996, the Company's investment in real estate collateralized four promissory notes aggregating $99,704 related to the Office Buildings and eight promissory notes aggregating $58,547 related to the Shopping Centers. The Office Building notes bear interest at 7.5%, require principal amortization over approximately 40 years, with maturity dates ranging from 2006 to 2011. The Office Building notes have fixed monthly principal and interest payments aggregating $648. Each Shopping Center note has a term of five years, requires no principal amortization, and bears interest payable monthly at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term.

     Required principal payments on the notes payable over the next five years are $310 in 1997, $336 in 1998, $361 in 1999, $390 in 2000, and $58,967 in 2001.

8.  LONG-TERM INVESTMENTS

     Long-term investments consisted of investments in the following:

                                                    DECEMBER 31, 1996    DECEMBER 31, 1995
                                                    ------------------   ------------------
                                                    CARRYING    FAIR     CARRYING    FAIR
                                                     VALUE      VALUE     VALUE      VALUE
                                                    --------   -------   --------   -------
Limited partnerships..............................  $ 7,054    $ 7,914   $18,715    $23,200
Foreign corporations..............................    2,000      2,000     6,000      6,000
Joint venture.....................................    3,796      3,796     3,796      3,796
Other.............................................      420        420     1,001      1,001
                                                    -------    -------   -------    -------
          Total...................................  $13,270    $14,130   $29,512    $33,997
                                                    =======    =======   =======    =======

     The principal business of the limited partnerships is investing in investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying investment portfolio. During 1996, the Company liquidated its position in two limited partnerships with an aggregate carrying amount of $14,500 and recognized a gain on such liquidations of $4,201. At December 31, 1996, the Company had committed to fund one of the limited partnerships up to an additional $17,000. At December 31, 1995, the investment in foreign corporations was comprised of an indirect ownership of a 1.9% interest in a Brazilian airplane manufacturer acquired for $12,698, and a 10% equity interest in a company that owns an interest in a Russian commercial bank acquired for $2,000 (which the Company has sold subsequent to December 31, 1996 for an amount approximating its cost). The joint venture represents an investment of $6,888 in bonds of a foreign republic with a face amount of approximately

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

$12,000. The joint venture partner is in the process of litigation to collect the amounts owed under these bonds. During 1995, the Company determined that an other than temporary impairment in the value of its Brazilian investment and its investment in the joint venture had occurred. Accordingly, $11,790 was provided for the Brazilian investment and for the investment in the joint venture as an impairment charge in 1995.

     During 1996, the Company sold its Brazilian investment for $8,285 in cash, which included $1,300 as reimbursement of the Company's expenses related to this investment. The Company, after writing down this investment by $8,698 in 1995, recognized a gain on the sale of the Brazilian investment of $4,285 in 1996 representing a partial recovery of the impaired carrying value. In 1996, the Company determined that an other than temporary impairment in the value of its equity interest in a computer software company had occurred and, accordingly, $1,001 was provided as an impairment charge.

     The fair value of the Company's long-term investments approximates its carrying amount. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

9.  PENSIONS AND RETIREE BENEFITS

     Ladenburg has a Profit Sharing Plan (the "Plan") for substantially all its employees. The Plan includes two features: profit sharing and a deferred compensation vehicle. Contributions to the profit sharing portion of the Plan are made by Ladenburg on a discretionary basis. The deferred compensation feature of the Plan enables non-salaried employees to invest up to 15% of their pre-tax annual compensation. For the years ended December 31, 1996 and 1995, employer contributions to the Plan were approximately $200 in each year, excluding those made under the deferred compensation feature described above.

     The Company maintains 401(k) plans for substantially all employees, except those employees of Thinking Machines. These 401(k) plans allow eligible employees to invest a percentage of their pre-tax compensation. The Company made no discretionary contributions to these 401(k) plans in 1996.

     During 1994, the Company maintained a suspended defined benefit plan and two defined contribution plans which covered virtually all full-time employees. Total pension costs accrued under all plans were $18,900 in 1994 and are included in the results of the discontinued operations. Contributions were made to the pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). As discussed in Note 1, the liabilities related to these pension plans were assumed by FFMC on November 15, 1994. These liabilities aggregated approximately $245,000 at the date of sale.

     Net pension cost accrued under defined benefit plans for 1994 was:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1994
                                                              ------------
Service cost................................................    $  1,250
Interest cost...............................................      35,490
Return on assets............................................     (21,448)
Net amortization and deferral...............................          --
                                                                --------
          Net pension cost..................................    $ 15,292
                                                                ========

     Actuarial assumptions underlying the above data for financial statement purposes were as follows:

                                                               1994
                                                              -------
Discounted rates............................................  7.5-8.5%
Assumed rates of return on invested assets..................     10.0%

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     The change in discount rates from 7.5% to 8.5% as of March 31, 1994 resulted in a $29,200 decrease in the minimum pension liability.

     The Company made contributions to its suspended defined benefit pension plans in amounts necessary to meet minimum funding requirements under ERISA. Cash contributions to such suspended plans were $20,300 in 1994. Pension expense for defined contribution plans was $3,100 in 1994. Effective November 15, 1994, sponsorship of these defined contribution plans were assumed by FFMC.

10.  COMMITMENT AND CONTINGENCIES

  Leases

     The Company and Ladenburg are currently obligated under two noncancelable lease agreements for office space, expiring in September 2000 and December 2015, respectively. The following is a schedule by fiscal year of future minimum rental payments required under the agreements that have noncancelable terms of one year or more at December 31, 1996:

1997........................................................  $ 5,098
1998........................................................    5,095
1999........................................................    4,831
2000........................................................    4,661
2001........................................................    3,234
2002 and thereafter.........................................   52,973
                                                              -------
                                                              $75,892
                                                              =======

     During 1994, the Company leased certain real properties for use as customer service centers, corporate headquarters and sales offices. It also leased certain data communications terminals, electronic data processing equipment and automobiles. Effective November 15, 1994, virtually all of these leases were assumed by FFMC as part of the sale of FSI.

     Rental expense for operating leases for the years ended 1996, 1995, and 1994 was $3,914, $1,677, and $3,600, respectively. Virtually all of the rental expense for the year ended 1994 is included in the results of the discontinued operations.

  Lawsuits

     The Company is a defendant in various lawsuits and may be subject to unasserted claims primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. These lawsuits involve claims for substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11.  FEDERAL INCOME TAX

     At December 31, 1996, the Company had $91,272 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax asset as it is presently deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change. The provision for income taxes, which represented the effect of the Alternative Minimum Tax and state income taxes, for the three years ended December 31, 1996, 1995 and 1994, does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the change in the valuation allowance

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
relating to deferred tax assets. The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pretax income from continuing operations as a result of the following differences:

                                                            1996      1995       1994
                                                          --------   -------   --------
(Loss) income from continuing operations................  $(13,216)  $ 1,374   $(15,265)
                                                          --------   -------   --------
(Credit) provision under statutory U.S. tax rates.......    (4,626)      583     (5,518)
(Decrease) increase in taxes resulting from:
  Nontaxable items......................................      (119)      543      2,100
  State taxes, net of Federal benefit...................       195       180       (122)
Increase (decrease) in valuation reserve................     4,850    (1,014)     3,040
                                                          --------   -------   --------
          Income tax provision (benefit)................  $    300   $   292   $   (500)
                                                          ========   =======   ========

     Income taxes associated with discontinued operations and extraordinary items have been shown net of the utilization of the net operating loss carryforward and the change in other deferred tax assets.

     Deferred tax amounts are comprised of the following at December 31:

                                                                1996       1995
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforward:
     Restricted net operating loss..........................  $ 18,675   $ 21,786
     Unrestricted net operating loss........................    65,237     51,156
  Other.....................................................    10,399     14,592
                                                              --------   --------
          Total deferred tax assets.........................    94,311     87,534
Deferred tax liabilities:
  Other.....................................................    (3,039)    (2,856)
                                                              --------   --------
          Total deferred tax liabilities....................    (3,039)    (2,856)
                                                              --------   --------
Net deferred tax assets.....................................    91,272     84,678
Valuation allowance.........................................   (91,272)   (84,678)
                                                              --------   --------
          Net deferred taxes................................  $     --   $     --
                                                              ========   ========

     In December 1987, the Company consummated certain restructuring transactions that included certain changes in the ownership of the Company's stock. The Internal Revenue Code restricts the amount of future income that may be offset by losses and credits incurred prior to an ownership change. The Company's annual limitation on the use of its net operating losses is approximately $7,700, computed by multiplying the "long-term tax exempt rate" at the time of change of ownership by the fair market value of the company's outstanding stock immediately before the ownership change. The limitation is cumulative; any unused limitation from one year may be added to the limitation of a following year. Operating losses incurred subsequent to an ownership change are generally not subject to such restrictions.

     As of December 31, 1996, the Company had consolidated net operating loss carryforwards of approximately $208,000 for tax purposes, which expire at various dates through 2007. Approximately $46,000 of net

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
operating loss carryforwards constitute pre-change losses and $162,000 of net operating losses were unrestricted.

12.  OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities, excluding notes payable, are as follows:

                                                                  DECEMBER 31,
                                                           1996                  1995
                                                    -------------------   -------------------
                                                    LONG-TERM   CURRENT   LONG-TERM   CURRENT
                                                     PORTION    PORTION    PORTION    PORTION
                                                    ---------   -------   ---------   -------
Amount payable to FFMC pursuant to the purchase
  contract........................................                         $ 3,500    $6,567
Retiree and disability obligations................   $ 6,774    $1,700       8,467     1,800
Minority interests................................     4,775        --          --        --
Other long-term liabilities.......................       733       300          --        --
                                                     -------    ------     -------    ------
          Total other long-term liabilities.......   $12,282    $2,000     $11,967    $8,367
                                                     =======    ======     =======    ======

13.  REDEEMABLE PREFERRED SHARES

     At December 31, 1996, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At December 31, 1995, there were 1,107,566 Class A Senior Preferred Shares outstanding. At December 31, 1996 and 1995, respectively, the carrying value of such shares amounted to $210,571 and $226,396, including undeclared dividends of $117,117 and $121,893, or $109.31 and $110.06 per share.

     The holders of Class A Senior Preferred Shares are currently entitled to receive a quarterly dividend, as declared by the Board, payable at the rate of $19.00 per annum. The Class A Senior Preferred Shares are mandatorily redeemable on January 1, 2003 at $100 per share plus accrued dividends. The Class A Senior Preferred Shares were recorded at their market value ($80 per share) at December 30, 1987, the date of issuance. The discount from the liquidation value is accreted, utilizing the interest method, as a charge to additional paid-in capital and an increase to the recorded value of the Class A Senior Preferred Shares, through the redemption date. As of December 31, 1996, the unamortized discount on the Class A Senior Preferred Shares was $5,430.

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

     Pursuant to the Joint Plan, the Company made an $80 per share cash tender offer for a maximum of 150,000 Class A Senior Preferred Shares. This tender offer expired February 17, 1995 and resulted in a payment of $4,355 for 54,445 shares tendered and increased the Company's additional paid-in capital by $7,358.

     Pursuant to the Joint Plan, the Company declared a cash dividend in December 1994 on the Class A Senior Preferred Shares of $50 per share which was paid in January 1995. The Company declared and paid cash dividends on the Class A Senior Preferred Shares of $40 per share in 1996 and $50 per share in 1995. Undeclared dividends are accrued quarterly and such accrued and unpaid dividends shall accrue additional

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
dividends in respect thereof compounded monthly at the rate of 19% per annum, both of which accruals are included in the carrying amount of redeemable preferred shares, offset by a charge to additional paid-in capital.

     On April 6, 1995, the Company's Board of Directors (the "Board") authorized the Company to repurchase as many as 200,000 shares of its Class A Senior Preferred Shares. The Company completed the repurchase for an aggregate consideration of $18,674 and thereafter, on June 21, 1995, the Board authorized the Company to repurchase as many as 300,000 additional shares. The Company repurchased in the open market 33,000 of such shares in July 1995 and 106,400 of such shares in September 1995 for an aggregate consideration of $24,732. During the first quarter of 1996, the Company repurchased 72,104 of such shares for an aggregate consideration of $10,530. The repurchase of the Class A Senior Preferred Shares increased the Company's additional paid-in capital by $4,279 for the 72,104 shares acquired in 1996 and by $32,984 for the 339,400 shares acquired in 1995 based on the difference between the purchase price and the carrying values of the shares.

     On November 18, 1996, the Company granted to an officer of the Company 36,000 Class A Senior Preferred Shares (the "Award Shares"). The Award Shares are identical with all other Class A Senior Preferred Shares issued and outstanding as of July 1, 1996, including undeclared dividends of $3,776 and declared dividends of $1,080. The Award Shares vest one-sixth on July 1, 1997 and one-sixth on each of the five succeeding one-year anniversaries thereof through and including July 1, 2002. The Company recorded deferred compensation of $5,436 representing the fair market value of the Award Shares on November 18, 1996 and $3,020 of original issue discount representing the difference between the book value of the Award Shares on November 18, 1996 and their fair market value. The deferred compensation will be amortized over the vesting period and the original issue discount will be accreted, utilizing the interest method, through the redemption date, both through a charge to compensation expense. During 1996, the Company recorded $359 in compensation expense related to the Award Shares and, at December 31, 1996, the balance of the deferred compensation and the unamortized discount related to the Award Shares was $8,097.

     For information on Class A Senior Preferred Shares owned by Brooke, see
Note 18.

14.  PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

     The holders of the $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Preferred Shares"), 12,000,000 shares authorized and 2,790,776 shares outstanding as of December 31, 1996 and 1995, are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. Undeclared dividends are accrued quarterly at a rate of 12% per annum, and such accrued and unpaid dividends shall accrue additional dividends in respect thereof, compounded monthly at the rate of 12% per annum.

     Each Class B Preferred Share is convertible at the option of the holder into .41667 Common Shares based on a $25 liquidation value and a conversion price of $60 per Common Share. During 1994, 155 Common Shares were issued upon conversion of 372 Class B Preferred Shares.

     At the option of the Company, the Class B Preferred Shares are redeemable in the event that the closing price of the Common Shares equals or exceeds 140% of the conversion price at a specified time prior to the redemption. If redeemed by New Valley, the redemption price would equal $25 per share plus accrued dividends.

     In the event a required dividend is not paid on the Class B Preferred Shares, no dividends shall be paid or declared and no distribution made on any junior stock other than a dividend payable in junior stock. If at any time six quarterly dividends on the Class B Preferred Shares are in arrears, the number of directors will be increased by two, and the holders of Class B Preferred Shares and any other classes of preferred shares similarly entitled to vote for the election of two additional directors, voting together as a class, will have the

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
right to elect two directors to serve until full cumulative dividends shall have been paid or declared and set aside for payment. Such directors were designated pursuant to the Joint Plan in November 1994.

     No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988. The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $115,944 and $95,100 at December 31, 1996 and 1995, respectively. These undeclared dividends represent $41.55 and $34.08 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

15.  COMMON SHARES

     Stock Warrants. In 1996, 1995 and 1994, no warrants were exercised. Stock warrants outstanding at December 31, 1996 are as follows:

                                              COMMON SHARES
                                               SUBJECT TO     EXERCISE
                DATE ISSUED                     WARRANTS       PRICE      EXPIRATION DATE
                -----------                   -------------   --------   -----------------
September 30, 1987..........................     11,000        $50.00    November 13, 1997
October 30, 1987............................     11,000        $50.00    November 13, 1997
                                                 ------
                                                 22,000
                                                 ======

     Stock Options. Under the 1987 Stock Option Plan (the "1987 Plan"), options to purchase up to 1,500,000 Common Shares may be offered to key employees, including officers, and non-employee directors. Options may be issued at an exercise price of not less than 35% of the fair market value of the Common Shares at date of grant.

     A summary of transactions during 1995 with respect to options is as follows:

                                                               NUMBER
                                                              OF SHARES
                                                              OPTIONED     PRICE RANGE
                                                              ---------    -----------
Outstanding at January 1, 1995..............................   849,298     $4.00-$9.60
Exercised...................................................  (141,250)       $4.00
Canceled, expired or terminated.............................  (708,048)    $4.00-$9.60
                                                              --------
Outstanding at December 31, 1995............................        --
                                                              ========

     On November 18, 1996, the Company granted an officer of the Company nonqualified options to purchase 330,000 Common Shares at a price of $.58 per share and 97,000 Class B Preferred Shares at a price of $1.85 per share. These options may be exercised on or prior to July 1, 2006 and vest one-sixth on July 1, 1997 and one-sixth on each of the five succeeding anniversaries thereof through and including July 1, 2002. The Company recognized compensation expense of $24 in 1996 from these option grants and recorded deferred compensation of $755 representing the intrinsic value of these options on December 31, 1996.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the nonqualified stock options been determined based upon the fair value at the grant date consistent with SFAS 123, the Company's net loss in 1996 would have been increased by $33. The fair value of the nonqualified stock options was estimated at $1,774 using the Black-Scholes option-pricing model with the following assumptions: volatility of 171% for the Class B Preferred Shares and 101% for the Common Shares, a risk free interest rate of 6.2%, an expected life of 10 years, and no expected dividends or forfeiture.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

16.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The composition of accounts payable and accrued liabilities is as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Accounts payable and accrued liabilities:
  Accrued compensation......................................  $10,378    $ 6,981
  Excise tax payable(a).....................................    6,000      6,000
  Subordinated loan payable(b)..............................    4,000         --
  Deferred rent.............................................    4,388         --
  Taxes (property and miscellaneous)........................    2,637      2,637
  Accrued expenses and other liabilities....................   17,485     10,675
  Due to affiliates.........................................       --      1,419
                                                              -------    -------
          Total.............................................  $44,888    $27,712
                                                              =======    =======

---------------

(a) Represents an estimated liability related to excise taxes imposed on annual contributions to retirement plans that exceed a certain percentage of annual payroll. The Company intends to vigorously contest this tax liability. Management's estimate of such amount is potentially subject to material change in the near term.
(b) Represents a subordinated note payable held by Ladenburg's clearing broker. The note paid interest at the rate of prime plus two percent and was paid in full on January 14, 1997.

17.  PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

     On January 18, 1995, approximately $550,000 of the approximately $620,000 of prepetition claims were paid pursuant to the Joint Plan. Another $54,000 of prepetition claims and restructuring accruals have been settled and paid since January 18, 1995. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Restructuring accruals(a)...................................  $ 9,024    $18,759
Money transfer payable(b)...................................    6,502      7,444
Accrued interest -- postpetition(c).........................       --      3,634
Payable to connecting carriers..............................       --      3,405
Other, miscellaneous........................................       --        150
                                                              -------    -------
          Total.............................................  $15,526    $33,392
                                                              =======    =======

---------------

(a) Restructuring accruals at December 31, 1996 consisted of $7,972 of disputed claims, primarily related to leases and former employee benefits, and $1,052 of other restructuring accruals. In 1996, 1995 and 1994, the Company reversed $9,706, $2,044 and $300, respectively, of prior year restructuring accruals as a result of settlements on certain of its prepetition claims and vacated real estate lease obligations. In 1994, the Company incurred financial restructuring costs of $23,100 which consisted of professional fees related to its financial restructuring.
(b) Represents unclaimed money transfers issued by the Company prior to January 1, 1990. The Company is currently in litigation in Bankruptcy Court seeking a determination that these monies are not an obligation of the Company. There can be no assurance as to the outcome of the litigation.
(c) Prior to the Joint Plan being confirmed on November 1, 1994, no interest expense had been accrued on prepetition claims since December 31, 1992. The terms of the Joint Plan provided for the payment of

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
     postpetition interest in the amount of $178,000 of which $174,366 was paid in 1995 and $3,634 was paid in 1996. An extraordinary loss of $110,500 was recorded for the extinguishment of this debt in 1995.

18.  RELATED PARTY TRANSACTIONS

     At December 31, 1996, Brooke, a company under the control of Bennett S. LeBow, Chairman of the Company's Board of Directors, held 3,989,710 Common Shares (approximately 41.7% of such class), 618,326 Class A Senior Preferred Shares (approximately 57.7% of such class), and 250,885 Class B Preferred Shares (approximately 8.9% of such class) which represented in the aggregate 42.1% of all voting power. Several of the other officers and directors of the Company are also affiliated with Brooke. In 1995, the Company signed an expense sharing agreement with Brooke pursuant to which certain lease, legal and administrative expenses are allocated to the entity incurring the expense. The Company expensed approximately $462 and $571 under this agreement in 1996 and 1995, respectively.

     The Joint Plan imposes a number of restrictions on transactions between the Company and certain affiliates of the Company, including Brooke, and establishes certain restrictions on proposed investments.

     On December 18, 1996, the Company loaned BGLS Inc. ("BGLS"), a wholly-owned subsidiary of Brooke, $990 under a short-term promissory note due January 31, 1997 and bearing interest at 14%. On January 2, 1997, the Company loaned BGLS an additional $975 under another short-term promissory note due January 31, 1997 and bearing interest at 14%. Both loans including interest were repaid on January 31, 1997. At December 31, 1996, the loan and accrued interest thereon of $996 was included in other current assets.

     Two directors of the Company are affiliated with law firms that rendered legal services to the Company. The Company paid these firms $4,141 and $1,083 during 1996 and 1995, respectively, for legal services. An executive officer and director of the Company is a shareholder and registered representative in a broker-dealer to which the Company paid $317 and $584 in 1996 and 1995, respectively, in brokerage commissions and other income, and is also a shareholder in an insurance company that received ordinary and customary insurance commissions of $43 in 1996. The broker-dealer, in the ordinary course of its business, engages in brokerage activities with Ladenburg on customary terms. In 1995, a director of the Company received a commission of $800 on the purchase of Ladenburg, of which $400 was paid by the Company and $400 was paid by the selling shareholders.

     In connection with their agreement to serve as Brooke nominees at RJR Nabisco's 1996 annual meeting, two directors of the Company were each paid $30 by Brooke during the fourth quarter of 1995. In addition, Brooke also entered into an agreement with each of the Brooke nominees whereby it agreed to indemnify them against certain liabilities arising out of the solicitation of proxies in support of the nominees' election at the annual meeting. As discussed in Note 5, the Company has entered into certain other agreements with Brooke in connection with its investment in RJR Nabisco.

     During 1996, the Company entered into a court-approved Stipulation and Agreement (the "Settlement") with Brooke and BGLS relating to Brooke's and BGLS's application under the Federal Bankruptcy code for reimbursement of legal fees and expenses incurred by them in connection with the Company's bankruptcy reorganization proceedings. Pursuant to the Settlement, the Company reimbursed to Brooke and BGLS $655 for such legal fees and expenses. The terms of the Settlement were substantially similar to the terms of previous settlements between the Company and other applicants who had sought reimbursement of reorganization-related legal fees and expenses.

     In connection with the acquisition of the Office Buildings by the Company in 1996, a director of Brooke received a commission of $220 from the seller.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     See Note 22 for information concerning the purchase by the Company on January 31, 1997 of BrookeMil Ltd. from a subsidiary of Brooke.

19.  OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     Ladenburg -- As a nonclearing broker, Ladenburg's transactions are cleared by other brokers and dealers in securities pursuant to clearance agreements. Although Ladenburg clears its customers through other brokers and dealers in securities, Ladenburg is exposed to off-balance-sheet risk in the event that customers or other parties fail to satisfy their obligations. In accordance with industry practice, agency securities transactions are recorded on a settlement-date basis. Should a customer fail to deliver cash or securities as agreed, Ladenburg may be required to purchase or sell securities at unfavorable market prices.

     The clearing operations for Ladenburg's securities transactions are provided by several brokers. At December 31, 1996, substantially all of the securities owned and the amounts due from brokers reflected in the consolidated balance sheet are positions held at and amounts due from one clearing broker. Ladenburg is subject to credit risk should this broker be unable to fulfill its obligations.

     In the normal course of its business, Ladenburg enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments consist of financial futures contracts and written index option contracts. Financial futures contracts provide for the delayed delivery of a financial instrument with the seller agreeing to make delivery at a specified future date, at a specified price. These futures contracts involve elements of market risk in excess of the amounts recognized in the consolidated statement of financial condition. Risk arises from changes in the values of the underlying financial instruments or indices. At December 31, 1996, Ladenburg had commitments to purchase and sell financial instruments under futures contracts of $738 and $3,120, respectively.

     Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time from the seller ("writer") of the option and are settled in cash. Ladenburg generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. As a writer of options, Ladenburg receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option. Financial instruments have the following notional amounts as December 31, 1996:

                                                                LONG       SHORT
                                                              --------    --------
Equity and index options....................................  $351,126    $406,355
Financial futures contracts.................................       561       3,120

     The table below discloses the fair value at December 31, 1996 of these commitments, as well as the average fair value during the period, based on monthly observations.

                                                        DECEMBER 31, 1996         AVERAGE
                                                        -----------------    -----------------
                                                         LONG      SHORT      LONG      SHORT
                                                        ------    -------    ------    -------
Equity and index options..............................  $6,241    $11,243    $9,967    $14,578
Financial futures contracts...........................      33         25        15         31

     For the year ended December 31, 1996, the net loss arising from options and futures contracts included in net gain on principal transactions was $6,012. The measurement of market risk is meaningful only when related and offsetting transactions are taken into consideration.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                     DECEMBER 31, 1996      DECEMBER 31, 1995
                                                    --------------------   --------------------
                                                    CARRYING      FAIR     CARRYING      FAIR
                                                     AMOUNT      VALUE      AMOUNT      VALUE
                                                    --------    --------   --------    --------
Financial assets:
  Cash and cash equivalents.......................  $ 57,282    $ 57,282   $ 51,742    $ 51,742
  Investments available for sale..................    64,170      64,170    210,832     210,832
  Trading securities owned........................    29,761      29,761     31,211      31,211
  Restricted assets...............................     8,846       8,846     38,005      38,005
  Receivable from clearing brokers................    23,870      23,870     13,752      13,752
  Long-term investments (Note 8)..................    13,270      14,130     29,512      33,997
Financial liabilities:
  Short-term loan.................................        --          --     75,119      75,119
  Notes payable...................................   158,251     158,251
  Redeemable preferred shares.....................   210,571     132,908    226,396     161,704

21.  BUSINESS SEGMENT INFORMATION

     Prior to the acquisition of Ladenburg on May 1, 1995, virtually all of the Company's operating businesses were reported as discontinued operations. The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the years ended December 31, 1996 and 1995:

                                                                SOFTWARE
                                        BROKER-   REAL ESTATE   SALES AND   CORPORATE
                                        DEALER    OPERATIONS    SERVICES    AND OTHER    TOTAL
                                        -------   -----------   ---------   ---------   --------
1996
Revenues..............................  $71,960    $ 23,559      $    --    $ 16,435    $111,954
Operating income (loss)...............     (345)       (745)      (8,860)     (6,305)    (16,255)
Identifiable assets...................   76,302     182,645       11,686     135,787     406,540
Depreciation and amortization.........      600       3,622          532           3       4,757
Capital expenditures..................    3,644     183,193        1,596          18     188,451
1995
Revenues..............................  $40,418                             $ 27,312    $ 67,730
Operating income......................    1,475                                  191       1,666
Identifiable assets...................   61,175                              324,647     385,822
Depreciation and amortization.........      608                                   --         608
Capital expenditures..................      372                                   --         372

22. SUBSEQUENT EVENTS

     Acquisition -- On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-subsidiary of Brooke, pursuant to which the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas) for a purchase price of $55,000, consisting of $21,500 in

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
cash and a $33,500 9% promissory note of the Company (the "Note"). The BML Shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The Note is collateralized by the BML Shares and is payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997.

     BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 98-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On February 5, 1997, BML entered into an agreement to sell Ducat Place I to one of its tenants for approximately $7,500, which purchase price has been reduced to reflect prepayments of rent. The closing of the sale is subject to a number of contingencies. If the transaction does not occur by April 5, 1997, the tenant has the right to terminate the agreement and apply its $1,000 down payment to its future rental obligations. In 1995, BML began construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been pre-leased to a number of leading international companies. The third phase, Ducat Place III, is planned as a 400,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1998.

     In connection with the Purchase Agreement, certain specified liabilities of BML aggregating approximately $40,000 remained as liabilities of BML after the purchase of the BML Shares of the Company. These liabilities include a $20,400 loan to a Russian bank for the construction of Ducat Place II. The loan, which matures $6,100 in April 1997, $4,100 in July 1997 and $10,200 in October 1997,
is collateralized by a mortgage On Ducat Place II. In addition, the liabilities of BML include approximately $13,800 of rents and related payments prepaid by tenants of Ducat Place II for periods generally ranging from 15 to 18 months.

     The Company is currently seeking long-term financing to replace the $20,400 construction loan related to Ducat Place II due in 1997 and for the development of Ducat Place III. There is no assurance that the Company can obtain such financing particularly in light of the political and economic risks associated with investments in real estate in Russia.

     On or about March 13, 1997, a shareholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke in the Delaware Chancery Court, by a shareholder of the Company. The suit alleges that the Company's purchase of the BML Shares constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. The Company's time to respond to the complaint has not yet expired. The Company believes that the allegations are without merit, and it intends to defend the suit vigorously.

     The following unaudited pro forma condensed balance sheet gives effect to the purchase of BML as if it had occurred on December 31, 1996.

                                                              AS REPORTED    PRO FORMA
                                                              -----------    ---------
Assets:
  Current assets............................................   $183,720      $172,867
  Investment in real estate, net............................    179,571       258,771
  Other non-current assets..................................     43,249        49,035
                                                               --------      --------
                                                               $406,540      $480,673
                                                               ========      ========
Liabilities:
  Current liabilities.......................................   $ 98,110      $165,394
  Long-term debt............................................    157,942       157,942
  Other long-term liabilities...............................     12,282        19,130
Redeemable preferred shares.................................    210,571       210,571
Shareholders' equity (deficit)..............................    (72,364)      (72,364)
                                                               --------      --------
                                                               $406,540      $480,673
                                                               ========      ========

                                                                     SCHEDULE II

                             NEW VALLEY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                  (THOUSANDS)

                                                                       LOSSES
                                                      ADDITIONS      CHARGED TO
                                         BALANCE AT   CHARGED TO    RESERVE, NET      OTHER       BALANCE AT
DESCRIPTION                              JANUARY 1,    EXPENSES    OF COLLECTIONS   CHARGES(A)   DECEMBER 31,
-----------                              ----------   ----------   --------------   ----------   ------------
Year 1994
  Allowance for uncollectible
     receivables.......................    $8,820       $4,614        $(4,946)       $(8,488)      $    --

---------------

(a) The receivable and related allowance for uncollectible receivables were sold to FFMC on November, 1994.

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                                                               GROSS AMOUNT CARRIED
                                                                              COST              AT CLOSE OF PERIOD
                                                         INITIAL COST      CAPITALIZED   --------------------------------
             DESCRIPTION                               -----------------     NET OF               BUILDINGS AND
             AND LOCATION               ENCUMBRANCES    LAND    BUILDING    DELETIONS     LAND    IMPROVEMENTS     TOTAL
             ------------               ------------   ------   --------   -----------   ------   -------------   -------
Office Buildings:
  Bernards Township, NJ...............   $ 43,960    $ 10,059  $ 38,432          --     $10,059     $ 38,432     $ 48,491
  Bernards Township, NJ...............     10,312       2,342     9,172          --       2,342        9,172       11,514
  Troy, MI............................     22,447                23,581          --          --       23,581       23,581
  Troy, MI............................     22,985       7,049    21,147          --       7,049       21,147       28,196
                                         --------    --------   -------     -------     -------     --------     --------
                                           99,704      19,450    92,332          --      19,450       92,332      111,782
                                         --------    --------   -------     -------     -------     --------     --------
Shopping Centers:
  Tri Cities, WA......................      7,957       2,981     7,692          --       2,981        7,692       10,673
  Santa Fe, NM........................      8,073       3,233     6,423           4       3,233        6,427        9,660
  Portland, OR........................      4,669         949     6,374     $(1,725)        722        4,876        5,598
  Marathon, FL........................      3,279         624     3,299          37         624        3,336        3,960
  Seattle, WA.........................     10,386       3,354     9,069          35       3,354        9,104       12,458
  Charleston, WV......................     10,886       2,510    10,516         132       2,510       10,648       13,158
  Royal Palm Beach, FL................      8,274       2,032     7,867           1       2,032        7,868        9,900
  Lincoln, NE.........................      5,020       1,254     4,750          --       1,254        4,750        6,004
                                         --------    --------   -------     -------     -------     --------     --------
                                           58,547      16,937    55,990      (1,516)     16,710       54,701       71,411
                                         --------    --------   -------     -------     -------     --------     --------
Total.................................   $158,251    $ 36,387  $148,322     $(1,516)    $36,160     $147,033     $183,193
                                         ========    ========   =======     =======     =======     ========     ========


             DESCRIPTION                ACCUMULATED       DATE         DATE       DEPRECIABLE
             AND LOCATION               DEPRECIATION   CONSTRUCTED   ACQUIRED        LIFE
             ------------               ------------   -----------   ---------   -------------
Office Buildings:
  Bernards Township, NJ...............    $   961         1991       Jan 1996         40
  Bernards Township, NJ...............        229         1994       Jan 1996         40
  Troy, MI............................        590         1987       Jan 1996         40
  Troy, MI............................        528         1990       Jan 1996         40
                                          -------
                                          $ 2,308
                                          -------
Shopping Centers:
  Tri Cities, WA......................        192         1980       Jan 1996         40
  Santa Fe, NM........................        152         1964       Jan 1996         40
  Portland, OR........................        135         1978       Jan 1996         40
  Marathon, FL........................         79         1972       Jan 1996         40
  Seatle, WA..........................        187         1988       Jan 1996         40
  Charleston, WV......................        256         1985       Jan 1996         40
  Royal Palm Beach, FL................        195         1985       Jan 1996         40
  Lincoln, NE.........................        118         1964       Jan 1996         40
                                          -------
                                            1,314
                                          -------
Total.................................    $ 3,622
                                          =======

(1) The Office Buildings were acquired on January 10, 1996 and the Shopping Centers were acquired on January 11, 1996.
(2) The amounts shown for accumulated depreciation represents depreciation expense for the year ended December 31, 1996.
(3) The only sale occurred at the shopping center located at Portland, OR. The sale was for $1,750 and no gain or loss was recognized on the sale.
(4) Capital expenditures were approximately $234 for the year ended
    December 31, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Thinking Machines Corporation:

     We have audited the accompanying consolidated balance sheet of Thinking Machines Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for the period February 8, 1996 (Inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Thinking Machines Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the period February 8, 1996 (Inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 11, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEW VALLEY CORPORATION
                                          (REGISTRANT)

                                          By:      /s/ BENNETT S. LEBOW
                                            ------------------------------------
                                                      Bennett S. LeBow
                                                   Chairman of the Board
                                                and Chief Executive Officer

Date: March 28, 1997

                               POWER OF ATTORNEY

     The undersigned directors and officers of New Valley Corporation hereby constitute and appoint Howard M. Lorber, Richard J. Lampen, Robert M. Lundgren and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.

                  SIGNATURE                                        TITLE
                  ---------                                        -----

            /s/ BENNETT S. LEBOW               Chairman of the Board and Chief Executive
---------------------------------------------    Officer (Principal Executive Officer)
              Bennett S. LeBow

           /s/ ROBERT M. LUNDGREN              Vice President, Treasurer, and Chief
---------------------------------------------    Financial Officer (Principal Financial
             Robert M. Lundgren                  Officer and Principal Accounting Officer)

           /s/ HENRY C. BEINSTEIN              Director
---------------------------------------------
             Henry C. Beinstein

             /s/ ARNOLD I. BURNS               Director
---------------------------------------------
               Arnold I. Burns

            /s/ RONALD J. KRAMER               Director
---------------------------------------------
              Ronald J. Kramer

            /s/ RICHARD J. LAMPEN              Director
---------------------------------------------
              Richard J. Lampen

            /s/ HOWARD M. LORBER               Director
---------------------------------------------
              Howard M. Lorber

           /s/ RICHARD S. RESSLER              Director
---------------------------------------------
             Richard S. Ressler

            /s/ BARRY W. RIDINGS               Director
---------------------------------------------
              Barry W. Ridings