Form 10-K/A
period 1996-12-31
NEW VALLEY CORP
filed 1997-03-28
CIK 106374

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A
                                (AMENDMENT NO. 1)


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                          COMMISSION FILE NUMBER 1-2493



                             NEW VALLEY CORPORATION
             (Exact name of registrant as specified in its charter)



                Delaware                               13-5482050
    (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                      Number)

         100 S.E. Second Street
             Miami, Florida                               33131
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (305) 579-8000

     Part III of the Annual Report on Form 10-K of New Valley Corporation (the "Company") for the year ended December 31, 1996 is amended in its entirety to add the following information:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information, as of March 25, 1997, with respect to each person who is a director of the Company. Each director is a citizen of the United States of America. For information concerning the executive officers of the Company, see Item 4. "Submission of Matters to a Vote of Security-Holders; Executive Officers of the Registrant".

                                                                                                 DIRECTOR
NAME AND ADDRESS                     AGE               PRINCIPAL OCCUPATION                       SINCE
----------------                     ---               --------------------                       -----
Bennett S. LeBow                     59           Chairman of the Board and Chief               December
 New Valley Corporation                           Executive Officer of the Company              1987
 100 S.E. Second Street
 Miami, FL 33131

Howard M. Lorber                     48           President and Chief Operating                 January
 New Valley Corporation                           Officer of the Company                        1991
 100 S.E. Second Street
 Miami, FL 33131

Richard J. Lampen                    43           Executive Vice President and                  June
 New Valley Corporation                           General Counsel                               1996
 100 S.E. Second Street
 Miami, FL 33131

Arnold I. Burns                      66           Partner, Proskauer Rose                       November
 Proskauer Rose Goetz &                           Goetz & Mendelsohn LLP                        1994
   Mendelsohn LLP
 1585 Broadway
 New York, NY 10036

Ronald J. Kramer                     38           Chairman and Chief Executive                  November
 Ladenburg, Thalmann                              Officer of Ladenburg, Thalmann                1994
   Group Inc.                                     Group Inc.
 1209 Orange Street
 Wilmington, Delaware 19801

Richard S. Ressler                   38           President and Chief Executive Officer,        August
 Orchard Capital Corporation                      Orchard Capital Corporation                   1990
 10960 Wilshire Boulevard
 Los Angeles, CA 90024

Henry C. Beinstein                   54           Managing Director,                            November
 Milbank, Tweed, Hadley                           Milbank, Tweed, Hadley & McCloy               1994
   & McCloy
1 Chase Manhattan Plaza
 New York, NY 10005-1413

                                                                                                 DIRECTOR
NAME AND ADDRESS                     AGE           PRINCIPAL OCCUPATION                          SINCE
----------------                     ---           --------------------                          -----
Barry W. Ridings                     45           Managing Director,                            November
 Alex. Brown & Sons,                              Alex. Brown & Sons,                           1994
   Incorporated                                     Incorporated
 787 Seventh Avenue
 New York, NY 10019

         The Board of Directors of the Company consists of the foregoing eight directors, seven of whom were appointed pursuant to the Joint Plan and subsequently re-elected at the 1995 and 1996 Annual Meetings of Shareholders. Messrs. Beinstein and Ridings (together, the "Shareholder Designees) are deemed by the Joint Plan to be directors elected pursuant to the Company's Certificate of Incorporation by holders of the Class A Senior Preferred Shares, voting as a class, and by the holders of the Class A Senior Preferred Shares and the Class B Preferred Shares, voting together as a single class, in each case as a result of dividend arrearages thereon. See Item 1, "Business - Bankruptcy Reorganization". Mr. Lampen was elected as a director of the Company at the 1996 Annual Meeting.

BUSINESS EXPERIENCE OF DIRECTORS (OTHER THAN EXECUTIVE OFFICERS)

         ARNOLD I. BURNS has been a partner of Proskauer Rose Goetz & Mendelsohn LLP ("Proskauer"), a New York-based law firm, since September 1988. Mr. Burns was an Associate Attorney General at the United States Department of Justice in 1986 and Deputy Attorney General from 1986 to 1988.

         RONALD J. KRAMER has been Chairman and Chief Executive Officer of Ladenburg Group since June 1995 and Chairman of the Board and Chief Executive Officer of Ladenburg since December 1995 and an employee thereof for more than the past five years. Mr. Kramer currently serves on the Boards of Directors of Griffon Corporation and Grand Casinos, Inc.

         RICHARD S. RESSLER has been President and Chief Executive Officer of Orchard Capital Corporation, an investment and consulting firm, since January 1994. Mr. Ressler has also been Chairman of MAI since May 1995 and a director thereof since February 1995. He was Chief Executive Officer of MAI from October 1994 to February 1997 and President from October 1994 to February 1996. From July 1988 until January 1, 1994, Mr. Ressler held various executive positions at Brooke and Brooke's predecessor company, Brooke Partners, L.P. and their respective subsidiaries and affiliates, including Liggett. From July 1990 to April 1993, he was a director, and from November 1990 to April 1993, he was Executive Vice President of Brooke. Mr. Ressler owns 10.0% of the outstanding common stock of Brooke and formerly served as a consultant to Brooke and its subsidiaries.

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

         BARRY W. RIDINGS has been a Managing Director of Alex. Brown & Sons, Incorporated, an investment banking firm, since March 1990. Mr. Ridings currently serves on the Board of Directors of TransCor Waste Services, Inc., SubMicron Systems Corporation, Norex Industries, Inc., Noodle Kidoodle Inc., Search Capital Group, Inc. and Telemundo Group, Inc.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during and with respect to the fiscal year ended December 31, 1996, all Reporting Persons have timely complied with all filing requirements applicable to them.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation awarded to, earned by or paid during the past three years to those persons who were, at December 31, 1996, the Company's Chief Executive Officer and the three other executive officers whose cash compensation exceeded $100,000 (collectively, the "named executive officers").

                                          SUMMARY COMPENSATION TABLE (1)

                                                                                   Long-Term
                                                                                  Compensation
                                                                           -------------------------
                                              Annual Compensation
                                              -------------------
                                                                                          Securities
                                                                                            Under-
                                                                           Restricted        Lying            All
              Name                                                           Stock          Options          Other
     and Principal Position        Year        Salary          Bonus        Award(s)          (#)        Compensation
     ----------------------        ----    -------------     ---------    ------------    -----------   -------------
Bennett S. LeBow                   1996       $2,000,000        --             --             --              --
 Chairman and Chief Executive      1995        1,894,823        --             --             --              --
 Officer(2)                        1994           71,045        --             --             --              --

Howard M. Lorber                   1996       $1,250,000     $300,000    $4,356,000(3)     427,000(4)         --
 President and Chief Operating     1995          956,376      500,000          --              --             --
 Officer(2)                        1994           56,008        --             --              --             --

Richard J. Lampen                  1996         $600,000     $100,000          --             --              --
 Executive Vice President and      1995          150,000      100,000          --             --              --
 General Counsel(5)

Robert M. Lundgren(6)              1996          $90,000      $15,000          --             --              --
 Vice President, Chief Financial
 Officer and Treasurer

--------------------------

(1) The aggregate value of perquisites and other personal benefits received by the named executive officers are not reflected because the amounts were below the reporting requirements established by the rules of the SEC.
(2) Messrs. LeBow and Lorber received no compensation or other payments for services rendered to the Company for any period prior to November 15, 1994 other than compensation (not included in the table) which was received in their capacities as directors and certain expense reimbursements.
(3) Represents an award of 36,000 Class A Senior Preferred Shares valued based on the closing price on the date of issuance. Subject to earlier vesting upon a change of control (as defined), the shares vest in six equal annual installments commencing on July 1, 1997. The shares are identical with all other Class A Senior Preferred Shares issued and outstanding as of July 1, 1996, including undeclared dividends of $3,776,000 and declared dividends of $1,080,000. Dividends are payable on the shares provided that such payments will be deferred until the time of vesting. At December 31, 1996, the shares had a market value of $4,320,000 (without giving effect to any diminution in value attributable to the restrictions).
(4)      Represents options to purchase 330,000 Common Shares and 97,000 Class
         B Preferred Shares.  See "Option Grants in Fiscal 1996".
(5)      Mr. Lampen commenced employment with the Company in October 1995.
(6) Effective May 7, 1996, Mr. Lundgren was appointed Vice President, Chief Financial Officer and Treasurer of the Company.

         The following table sets forth certain information regarding stock options granted during 1996.


                                               OPTION GRANTS IN FISCAL 1996
                                               ----------------------------
                                                   Percent of
                                 Number of            Total
                                 Securities          Options
                                 Underlying        Granted to    Exercise    Grant Date
                                  Options           Employees      Price    Market Value   Expiration      Grant Date
           Name                  Granted (#)     In Fiscal Year  ($/Share)    ($/Share)       Date     Present Value ($)(1)
           ----                  -----------     --------------  ---------  ------------   ----------  --------------------
     Howard M. Lorber        330,000 Common
                              Shares                   100            .58       2.75        07/01/06         878,000
                             97,000 Class B
                              Preferred Shares         100           1.85       9.25        07/01/06         895,000

---------------------------------

(1) The estimated present value at grant date (November 18, 1996) of options granted during fiscal year 1996 has been calculated using the Black-Scholes option pricing model, based upon the following assumptions: volatility of 101% for the Common Shares and 171% for the Class B Preferred Shares, a risk free rate of 6.2%, an expected life of 10 years, and no expected dividends or forfeiture. The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

STOCK OPTION EXERCISES

         There were no stock options exercised by the named executive officers during 1996.


COMPENSATION OF DIRECTORS

         In 1996, each non-employee director of the Company received an annual fee of $35,000 for serving on the Board of Directors as well as a $1,000 fee for attendance at each meeting of the Board of Directors or a committee thereof.

EMPLOYMENT AGREEMENTS

         Mr. LeBow is a party to an employment agreement with the Company dated as of June 1, 1995, as amended effective as of January 1, 1996. The agreement has an initial term of three years effective as of January 18, 1995 (the "Effective Date"), with an automatic one year extension on each anniversary of the Effective Date unless notice of non-extension is given by either party within the sixty-day period prior to such anniversary date. As of January 1, 1997, Mr. LeBow's annual base salary was $2,000,000. Following termination of his employment without cause (as defined therein), he would continue to receive his base salary for a period of 36 months commencing with the next anniversary of the Effective Date following the termination notice. Following termination of his employment within two years of a change of control (as defined therein), he is entitled to receive a lump sum payment equal to 2.99 times his then current base salary. The Joint Plan provides that the annual compensation paid to Mr. LeBow for services rendered in his capacity as an officer or director of the Company shall not exceed $2,000,000.

         Howard M. Lorber is a party to an employment agreement with the Company dated June 1, 1995, as amended. The agreement has an initial term of three years effective as of January 18, 1995 (the "Effective Date"), with an automatic one year extension on each anniversary of the Effective Date unless notice of non-extension is given by either party within the sixty-day period prior to such anniversary date. As of January 1, 1997, Mr. Lorber's annual base salary was $1,400,000. The Board shall periodically review such base salary and may increase (but not decrease) it from time to time, in its sole discretion. In addition, the Board of Directors may award an annual bonus to Mr. Lorber at its sole discretion. The Board of Directors awarded Mr. Lorber a bonus of $300,000 for 1996. Following termination of his employment without cause (as defined therein), he would continue to receive his base salary for a period of 36 months commencing with the next anniversary of the Effective Date following the termination notice. Following termination of his employment within two years of a change of control (as defined therein), he is entitled to receive a lump sum payment equal to 2.99 times the sum of (i) his then current base salary and (ii) the Bonus Amounts (as defined therein) earned by him for the twelve-month period ending with the last day of the month immediately preceding the month in which the termination occurs.

         Richard J. Lampen is a party to an employment agreement with the Company dated September 22, 1995. The agreement has an initial term of two and a quarter years from October 1, 1995 with automatic renewals after the initial term for additional one-year terms unless notice of non-renewal is given by either party within the ninety-day period prior to the termination date. As of January 1, 1997, his annual base salary was $650,000. In addition, the Board of Directors may award an annual bonus to Mr. Lampen at its sole discretion. The Board of Directors awarded Mr. Lampen a bonus of $100,000 for 1996. The Board shall review such base salary annually and may increase (but not decrease) it from time to time, in its sole discretion. Following termination of his employment without cause (as defined therein), he shall receive severance pay in a lump sum equal to the amount of his base salary he would have received if he was employed for one year after termination of his employment term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not currently have a Compensation Committee. The Board of Directors acts on compensation matters as a Committee of the whole. Mr. LeBow has been Chairman of the Board of the Company since 1988 and Chief Executive Officer since November 1994, Mr. Lorber was named President and Chief Operating Officer of the Company in November 1994, Mr. Kramer was named Chairman of the Board and Chief Executive Officer of Ladenburg Group in June 1995 and Chairman of the Board and Chief Executive Officer of Ladenburg in December 1995, and Mr. Lampen was named Executive Vice President and General Counsel of the Company in October 1995.

         During 1996, Mr. LeBow was Chairman of the Board, President and Chief Executive Officer of Brooke (a member of the Compensation Committee) and BGLS; and from July 1996, Mr. Lampen was Executive Vice President of Brooke and BGLS.

         For information on the interests of Messrs. LeBow, Lorber and Lampen in Brooke and certain other relationships and transactions, see Item 1. "Business -- Significant Shareholders", Item 12. "Security Ownership of Certain Beneficial Owners and Management", and Item 13. "Certain Relationships and Related Transactions".


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding all persons known by the Company to own beneficially more than 5% of any class of its voting securities as of March 25, 1997.

                                                                            NUMBER OF             PERCENTAGE
NAME AND ADDRESS                    TITLE OF CLASS                          SHARES (1)            OF CLASS (1)
----------------                    --------------                          ----------            ------------
Bennett S. LeBow                    Class A Senior                          618,326(2)                57.7%
Brooke Group Ltd.                   Preferred Shares
BGLS Inc.
  100 S.E. Second Street
  Miami, FL 33131
New Valley Holdings, Inc.
  204 Plaza Centre
  3505 Silverside Road
  Wilmington, DE 19810

Bennett S. LeBow                    Class B                                 250,885(2)                 8.9%
Brooke Group Ltd.                   Preferred Shares
BGLS Inc.
  100 S.E. Second Street
  Miami, FL 33131

Bennett S. LeBow                    Common Shares                        3,989,710(2)                 41.6%
Brooke Group Ltd.
BGLS Inc.
  100 S.E. Second Street
  Miami, FL 33131
New Valley Holdings, Inc.
  204 Plaza Centre
  3505 Silverside Road
  Wilmington, DE 19810

ITT Corporation                     Common Shares                          719,571(3)                  7.5%
  1330 Avenue of the Americas
  New York NY 10019

---------------------------

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

     (2) According to Amendment No. 16 to Schedule 13D dated January 30, 1996, relating to the Common Shares and Class A Senior Preferred Shares, filed jointly by Brooke, BGLS, NV Holdings and Bennett S. LeBow, the beneficial owner of 52.7% of the common stock of Brooke and the Chairman of the Board and Chief Executive Officer of the Company and Amendment No. 1 to Schedule 13D dated January 30, 1996, relating to the Class B Preferred Shares, filed jointly by the foregoing persons (except for NV Holdings), BGLS exercises sole voting power and sole dispositive power, subject to the Pledge
         (as defined below) over: (i) 19,748 Common Shares (less than 1% of such class); and (ii) 250,885 Class B Preferred Shares (approximately 8.9% of such class) (collectively, the "BGLS Shares"), and NV Holdings exercises sole voting power and sole dispositive power over, subject to the Pledge: (i) 3,969,962 Common Shares (approximately 41.4% of such class); and (ii) 618,326 Class A Senior Preferred Shares (approximately 57.7% of such class) (collectively, the "NV Holdings Shares"). Each of BGLS and NV Holdings disclaims beneficial ownership of the shares beneficially owned by the other under Rule 13d-3 promulgated under the Exchange Act ("Rule 13d-3"), or for any other purpose. Each of Brooke and Mr. LeBow disclaims beneficial ownership of the BGLS Shares and NV Holdings Shares under Rule 13d-3, or for any other purpose.

         Pursuant to the indenture relating to BGLS' 15.75% Series B Senior Secured Notes due 2001 (the "Series B Notes"), BGLS has pledged, among other security interests, the BGLS Shares, and NV Holdings pledged the NV Holdings Shares (such pledges being referred to herein collectively as the "Pledge") to secure the Series B Notes. The Indenture also provides for restrictions on certain affiliated transactions between the Company and Brooke, BGLS and their affiliates, as well as for certain restrictions on the use of future distributions received from the Company.

         For information on interests in and positions held with Brooke and its affiliates by Mr. LeBow and other directors and officers of the Company as well as voting and other provisions applicable to Brooke pursuant to the terms of the Joint Plan, see Item 1. "Business -- Bankruptcy Reorganization "and" -- Significant Shareholders" and Item 11. "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

     (3) ITT Corporation has reported that, as of May 15, 1991, it had sole power to vote or to direct the voting and sole power to dispose or direct the disposition of 719,571 Common Shares.

         The following table sets forth, as of March 25, 1997, the beneficial ownership of the Company's voting securities by (i) each director of the Company, (ii) each of the named executive officers and (iii) all directors and executive officers as a group.

                                                                                      NUMBER OF     PERCENT OF
NAME                                         TITLE OF CLASS                           SHARES(1)      CLASS(1)
----                                         --------------                           ---------     ----------
Bennett S. LeBow(2)......................    Class A Senior Preferred Shares            618,326         57.7%
                                             Class B Preferred Shares                   250,885          8.9%
                                             Common Shares                            3,989,710         41.6%

Howard M. Lorber(3)......................    Class A Senior Preferred Shares             36,000          3.4%
                                             Common Shares                                  375           -- (5)

Henry C. Beinstein(4)....................    Class B Preferred Shares                    34,500          1.3%

All directors and executive officers
  as a group (9) persons)................    Class A Senior Preferred Shares            654,326         61.1%
                                             Class B Preferred Shares                   285,385         10.2%
                                             Common Shares                            3,990,085         41.6%

------------------------

(1) The percentage of each class is calculated based on the total number of shares of each class outstanding on March 25, 1997. Includes shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) of the Exchange Act.
(2) Represents the BGLS Shares and NV Holding Shares, as to which shares Mr. LeBow disclaims beneficial ownership. See footnote (2) to the preceding table.
(3) Mr. Lorber possesses voting power over his Class A Senior Preferred Shares. See Item 11. "Executive Compensation -- Summary Compensation Table." Mr. Lorber's Common Shares are held in a Keogh Plan for his benefit.
(4) Includes 2,500 Class B Preferred Shares held in an individual retirement account for his spouse, as to which shares Mr. Beinstein disclaims any beneficial interest.
(5)   Less than one percent.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Lorber, a director and executive officer of the Company, is a shareholder and registered representative of Aegis Capital Corp. ("Aegis"), a broker-dealer that has performed services for the Company and its subsidiaries since before January 1, 1996. During 1996, Aegis received commission and other income in the aggregate amount of approximately $316,781. Aegis, in the ordinary course of its business in 1996, engaged in brokerage activities with Ladenburg on customary terms. Mr. Lorber is also Chairman of the Board and Chief Executive Officer of Hallman & Lorber and its affiliates, and serves as a consultant to Brooke and its subsidiaries and is a shareholder of Brooke. During 1996, Hallman & Lorber and its affiliates received ordinary and customary insurance commissions aggregating approximately $43,080 on various insurance policies issued for the Company.

         On December 18, 1996, the Company loaned to BGLS $990,000 under a short-term promissory note due January 31, 1997 and bearing interest at 14%. On January 2, 1997, the Company loaned to BGLS an additional $975,000 under another short-term promissory note due January 31, 1997 and bearing interest at 14%. Both loans including interest were repaid on January 31, 1997.

         On January 31, 1997, the Company acquired the BML Shares, representing 99.1% of the outstanding shares of BML from BOL. The Company paid to BOL a purchase price of $55 million, consisting of $21.5 million in cash and the $33.5 million 9% Note of New Valley. The Note is secured by the BML Shares and is payable $21.5 million on June 30, 1997 and $12 million on December 31, 1997. For further information with respect to this transaction, see
Item 1. "Business -- BrookeMil Ltd".

         In 1995, the Company and Brooke entered into an expense sharing agreement pursuant to which certain lease, legal and administrative expenses are allocated to the entity incurring the expense. The Company expensed $462,257 under this agreement for the year ended December 31, 1996.

         During 1996, the Company entered into a court-approved Stipulation and Agreement (the "Settlement") with Brooke and BGLS relating to Brooke's and BGLS's application under the Federal Bankruptcy Code for reimbursement of legal fees and expenses incurred by them in connection with the Company's bankruptcy reorganization proceedings. Pursuant to the Settlement, the Company reimbursed Brooke and BGLS $655,217 for such legal fees and expenses. The terms of the Settlement were substantially similar to the terms of previous settlements between the Company and other applicants who had sought reimbursement of reorganization-related legal fees and expenses.

         Mr. Burns is a partner of Proskauer, a law firm which has been engaged to perform legal services for the Company in the past and which may be so engaged in the future. The fees received for such legal services in 1996 did not exceed five percent of the law firm's revenues.

         Mr. Beinstein is the Managing Director of Milbank, a law firm which has been engaged to perform legal services for the Company in the past and which may be so engaged in the future. The fees received for such legal services in 1996 did not exceed five percent of the law firm's revenues.

         Certain Matters Relating to RJR Holdings. For information concerning certain agreements and transactions between the Company and Brooke relating to RJR Nabisco, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Certain Matters Relating to RJR Nabisco" and Note 5 (Investment Securities Available for Sale) and Note 18 (Related Party Transactions) to the Company's Consolidated Financial Statements.

         See, also, Item 11. "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NEW VALLEY CORPORATION
                                               (REGISTRANT)



                                               By: /s/ Richard J. Lampen
                                                  ----------------------------
                                               Richard J. Lampen
                                               Executive Vice President


Date: March 28, 1997