Form 10-Q
period 1997-03-31
NEW VALLEY CORP
filed 1997-05-15
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

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

                                 (305) 579-8000

              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X   No
                         ---     ---
     As of May 9, 1997, there were outstanding 9,577,624 of the registrant's Common Shares, $.01 par value.

================================================================================

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION

                                                                                             Page
                                                                                             ----
     Item 1.       Consolidated Financial Statements:

                   Consolidated Balance Sheets as of March 31, 1997 and
                       December 31, 1996.............................................         3

                   Consolidated Statements of Operations for the three months
                       ended March 31, 1997 and 1996.................................         4

                   Consolidated Statement of Changes in Shareholders' Equity
                       (Deficit) for the three months ended March 31, 1997...........         5

                   Consolidated Statements of Cash Flows for the three months
                       ended March 31, 1997 and 1996.................................         6

                   Notes to the Quarterly Consolidated Financial Statements..........         7

     Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...........................        12


PART  II. OTHER INFORMATION

     Item 1.       Legal Proceedings.................................................        16

     Item 3.       Defaults Upon Senior Securities...................................        16

     Item 6.       Exhibits and Reports on Form 8-K..................................        16

SIGNATURE...........................................................................         17

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                                                           March 31,        December 31,
                                                                       ----------------- -----------------
                                                                             1997              1996
                                                                       ----------------- -----------------
                               ASSETS

Current assets:

    Cash and cash equivalents......................................        $  54,482        $   57,282
    Investment securities available for sale.......................           40,291            61,454
    Trading securities owned.......................................           21,836            29,761
    Restricted assets..............................................            2,109             2,080
    Receivable from clearing brokers...............................           19,507            23,870
    Other current assets...........................................           11,019             9,273
                                                                           ---------         ---------
         Total current assets......................................          149,244           183,720
                                                                           ---------         ---------

Investment in real estate..........................................          257,649           179,571
Investment securities available for sale...........................            2,974             2,716
Restricted assets..................................................            6,655             6,766
Long-term investments, net.........................................           12,917            13,270
Other assets.......................................................           28,903            20,497
                                                                           ---------         ---------
         Total assets..............................................        $ 458,342         $ 406,540
                                                                           =========         =========


           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

    Accounts payable and accrued liabilities.......................        $  41,991         $  44,888
    Prepetition claims and restructuring accruals..................           16,864            15,526
    Income taxes...................................................           19,002            18,243
    Securities sold, not yet purchased.............................           21,006            17,143
    Note payable to related party..................................           33,500                --
    Current portion of notes payable and long-term obligations ....           22,728             2,310
                                                                           ---------         ---------
         Total current liabilities.................................          155,091            98,110
                                                                           ---------         ---------

Notes payable......................................................          157,827           157,941
Other long-term obligations........................................           18,386            12,282
Redeemable preferred shares........................................          221,753           210,571

Shareholders' equity (deficit):

    Cumulative preferred shares; liquidation preference of $69,769;
       dividends in arrears, $121,502 and $115,944.................              279               279
    Common Shares, $.01 par value; 850,000,000 shares authorized;
       9,577,624 shares outstanding................................               96                96
    Additional paid-in capital.....................................          634,731           644,789
    Accumulated deficit............................................         (732,195)         (721,854)
    Unearned compensation on stock options.........................           (1,008)             (731)
    Unrealized gain on investment securities ......................            3,382             5,057
                                                                           ---------         ---------

         Total shareholders' equity (deficit)......................          (94,715)          (72,364)
                                                                           ---------         ---------

         Total liabilities and shareholders' equity (deficit)......        $ 458,342         $ 406,540
                                                                           =========         =========




     See accompanying Notes to Quarterly Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (Dollars in thousands, except per share amounts)

                                  (Unaudited)


                                                                           Three Months Ended March 31,

                                                                     ------------------------------------------
                                                                             1997                 1996
                                                                     --------------------- --------------------
Revenues:

     Principal transactions, net................................         $   2,499             $   8,738
     Commissions................................................             3,393                 3,863
     Real estate leasing........................................             6,282                 5,706
     Interest and dividends.....................................             1,541                 5,184
     Other income...............................................             6,038                 8,494
                                                                          --------              --------

         Total revenues.........................................            19,753                31,985
                                                                           -------               -------

Cost and expenses:

     Operating, general and administrative......................            24,267                33,654
     Interest...................................................             3,862                 4,524
     Provision for loss on long-term investment.................             3,796                    --
                                                                          --------             ---------

         Total costs and expenses...............................            31,925                38,178
                                                                           -------               -------

Loss from continuing operations before income taxes
     and minority interest......................................           (12,172)               (6,193)

Income tax provision (benefit)..................................                50                  (100)

Minority interests in loss from continuing operations
     of consolidated subsidiary.................................             1,009                   481
                                                                          --------             ---------

Loss from continuing operations.................................           (11,213)               (5,612)

Discontinued operations:

     Income from discontinued operations........................               872                   728
                                                                          --------             ---------

Net loss........................................................           (10,341)               (4,884)

Dividend requirements on preferred shares.......................           (15,980)              (15,462)
Excess of carrying value of redeemable preferred
     shares over cost of shares purchased.......................                --                 4,279
                                                                         ---------              --------

Net loss applicable to Common Shares............................          $(26,321)             $(16,067)
                                                                         =========              ========

Loss per common share:

     Continuing operations......................................          $  (2.84)             $  (1.76)
     Discontinued operations....................................               .09                   .08
                                                                         ---------             ---------
     Net loss per Common Share..................................          $  (2.75)             $  (1.68)
                                                                         =========             =========

Number of shares used in computation............................         9,578,000             9,578,000
                                                                         =========             =========


     See accompanying Notes to Quarterly Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                                                                   Unearned
                                       Class B                                    Compensation
                                      Preferred   Common    Paid-In   Accumulated   on Stock     Unrealized
                                        Shares    Shares    Capital     Deficit      Options        Gain
                                      ---------   ------    -------   ----------- ------------   -----------
Balance, December 31, 1996............   $279      $96      $644,789   $(721,854)    $   (731)    $  5,057

   Net loss...........................                                   (10,341)
   Undeclared dividends and accretion
     on redeemable preferred shares...                       (10,422)
   Unrealized loss on investment
     securities.......................                                                              (1,675)
   Adjustment to unearned
     compensation on stock options....                           364                     (364)
   Compensation expense on stock
     option grants....................                                                     87
                                         ----      ---      --------   ---------     --------     --------
Balance, March 31, 1997...............   $279      $96      $634,731   $(732,195)    $ (1,008)    $  3,382
                                         ====      ===      ========   =========     ========     ========






     See accompanying notes to Quarterly Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Dollars in thousands, except per share amounts)

                                  (Unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 ----------------------------
                                                                                   1997              1996
                                                                                 ----------------------------
Cash flows from operating activities:

   Net loss................................................................      $(10,341)        $  (4,884)
   Adjustments to reconcile net loss to net
    cash provided from (used for) operating activities:
     Income from discontinued operations...................................          (872)             (728)
     Depreciation and amortization.........................................         2,009             1,090
     Provision for loss on long-term investment............................         3,796                --
     Stock based compensation expense......................................           847                --
     Changes in assets and liabilities, net of effects from acquisitions:
        Decrease (increase) in receivables and other assets................        14,541            (7,420)
        Decrease (increase) in income taxes................................           759            (3,473)
        Increase (decrease) in accounts payable and accrued liabilities....       (12,634)            9,583
                                                                                  -------        ----------

Net cash used for continuing operations....................................        (1,895)           (5,832)
Net cash provided from discontinued operations.............................           373               797
                                                                                ---------        ----------

Net cash provided from (used for) operating activities.....................        (1,522)           (5,035)
                                                                                ---------         ---------

Cash flows from investing activities:

     Sale or maturity of investment securities.............................        23,193             8,627
     Purchase of investment securities.....................................        (3,963)          (15,844)
     Sale or liquidation of long-term investments..........................         2,807            13,887
     Purchase of long-term investments.....................................        (4,400)               --
     Purchase of real estate...............................................            --           (24,732)
     Payment of prepetition claims.........................................           (58)             (508)
     Return of prepetition claims paid.....................................         1,396                --
     Decrease (increase) in restricted assets..............................            82           (12,526)
     Payment for acquisitions, net of cash acquired........................       (20,014)            1,915
                                                                                 --------        ---------

Net cash used for investing activities.....................................          (957)          (29,181)
                                                                                 --------          --------

Cash flows from financing activities:

     Payment of preferred dividends........................................            --           (10,354)
     Purchase of Class A preferred stock...................................            --           (10,530)
     Increase in margin loans payable......................................            --            17,255
     Prepayment of notes payable...........................................          (114)               --
     Repayment of other obligations........................................          (207)             (439)
                                                                                ----------        ----------

Net cash used for financing activities.....................................          (321)           (4,068)
                                                                                ---------          --------

Net decrease in cash and cash equivalents..................................        (2,800)          (38,284)
Cash and cash equivalents, beginning of period.............................        57,282            51,742
                                                                                  -------           -------

Cash and cash equivalents, end of period...................................      $ 54,482          $ 13,458
                                                                                 ========          ========



     See accompanying Notes to Quarterly Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

              NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)

                                  (Unaudited)

1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of New Valley Corporation and Subsidiaries (the "Company"). The consolidated financial statements as of March 31, 1997 presented herein have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for an entire year.

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

      These financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

2.    ACQUISITION

      On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-subsidiary of Brooke Group Ltd. ("Brooke"), a related party through the ownership of an approximate 42% voting interest in the Company. Pursuant to the Purchase Agreement, the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas) for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of the Company (the "Note"). The BML Shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The Note is collateralized by the BML Shares and is payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997. On April 28, 1997, the Company paid Brooke (Overseas) $3,500, representing a portion of the Note payment due on June 30, 1997, together with accrued interest thereon.

      BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 98-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On February 5, 1997, BML entered into an agreement to sell Ducat Place I to one of its tenants for approximately $7,500, which purchase price has been reduced to reflect prepayments of rent, and consummated the sale on April 18, 1997. In 1995, BML began construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been substantially pre-leased to a number of leading international companies with occupancy expected by July 1997. The third phase, Ducat Place III, is planned as a 400,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1998.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

                                  (Unaudited)



      The acquisition was treated as a purchase for financial reporting purposes and, accordingly, these consolidated financial statements include the operations of BML from the date of acquisition.

      The purchase price was allocated as follows: current assets of approximately $9,000, investment in real estate of $79,200, other assets of $8,800, assumption of current liabilities of $35,146 and long-term liabilities of $6,854. Current assets consisted primarily of an asset held for sale of $6,400 related to the estimated proceeds from the sale of Ducat Place I, net of $1,100 in accrued closing costs. Liabilities included a $20,400 loan to a Russian bank for the construction of Ducat Place II. The loan, which matures $6,100 in April 1997 (paid with the proceeds from the sale of Ducat Place I), $4,100 in July 1997 and $10,200 in October 1997, is collateralized by a mortgage on Ducat Place II. In addition, the liabilities of BML included approximately $13,800 of rents and related payments prepaid by tenants of Ducat Place II for periods generally ranging from 15 to 18 months. Proforma operating results for the three months ended March 31, 1997 and 1996 are not presented herein as the historical operating results of BML are not material to the historical operating results of the Company.

      The Company is currently seeking long-term financing to replace the $20,400 construction loan related to Ducat Place II due in 1997 and for the development of Ducat Place III. There is no assurance that the Company can obtain such financing particularly in light of the political and economic risks associated with investments in real estate in Russia.

      The components of the Company's investment in real estate at March 31, 1997 are as follows:

                                                           U.S.              BML              Total
                                                           ----              ---              -----
          Land  ..................................      $  36,162          $14,200         $  50,362
          Buildings...............................        146,799           65,000           211,799
          Construction-in-progress................            234                                234
                                                        ---------        ---------         ---------
                Total.............................        183,195           79,200           262,395
          Less:  accumulated depreciation.........         (4,746)                            (4,746)
                                                         --------        ---------          --------
                Net investment in real estate.....       $178,449          $79,200          $257,649
                                                          =======           ======           =======


3.    DISCONTINUED OPERATIONS

      During the fourth quarter of 1996, Thinking Machines Corporation ("Thinking Machines") adopted a plan to terminate its parallel processing computer sales and service business. Consequently, the operating results of this segment have been classified as discontinued operations, and the quarterly results for 1996 have been restated. Accordingly, the financial statements reflect the financial position and the results of operations of the discontinued operations of Thinking Machines separately from continuing operations.

      Summarized operating results of the discontinued operations of Thinking Machines for the three months ended March 31, 1997 and the two months ended March 31, 1996 from the date of acquisition.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

                                  (Unaudited)


                                                              Three Months Ended March 31,

                                                                1997                1996
                                                              --------            ------

      Revenues.....................................            $  3,100          $  4,699
                                                                =======           =======
      Operating income.............................            $  1,421          $  1,186
                                                                =======           =======
      Income before income taxes and minority
         interests.................................            $  1,421          $  1,186
      Minority interests...........................                (549)             (458)
                                                               --------          --------
      Net income...................................           $     872         $     728
                                                               ========          ========

      In April 1997, Thinking Machines sold the remaining part of its discontinued operations for $2,405 in cash which resulted in the Company recording a gain on disposal of discontinued operations of approximately $200.

4.    INCOME TAXES

      At March 31, 1997, the Company had approximately $95,000 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against the amount as it is deemed more likely than not that the benefit of the deferred tax assets will not be utilized. The Company continues to evaluate the realizability of the deferred tax assets and its estimate is subject to change. The income tax provision (benefit), which principally represented the effects of state income taxes, for the three months ended March 31, 1997 and 1996, does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

 5.   INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of shareholders' equity (deficit). The Company had realized gains on sales of investment securities available for sale of $3,694 for the three months ended March 31, 1997.

      The components of investment securities available for sale at March 31, 1997 are as follows:


                                                                       Gross          Gross
                                                                    Unrealized     Unrealized       Fair
                                                         Cost          Gain           Loss          Value
                                                         ----       ----------     ----------       -----
      Marketable equity securities:

            RJR Nabisco common stock................    $  32,574     $  1,696                    $  34,270
            Other marketable securities.............        3,624        2,830      $     433         6,021
                                                        ---------      -------       --------     ---------
               Total marketable equity securities...       36,198        4,526            433        40,291
      Marketable debt securities (long-term)........        3,685                         711         2,974
                                                         --------   ----------       --------     ---------
      Total securities available for sale...........       39,883        4,526          1,144        43,265
      Less long-term portion of investment
            securities..............................       (3,685)                       (711)       (2,974)
                                                        ---------   ----------        -------     ---------
      Investment securities - current portion.......    $  36,198     $  4,526       $    433     $  40,291
                                                         ========      =======        =======      ========


                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

                                  (Unaudited)


      As of March 31, 1997, the long-term portion of investment securities available for sale consisted of marketable debt securities which mature in two years.

      As of March 31, 1997, the Company, through a wholly-owned subsidiary, held approximately 1.06 million shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $34,270 (cost of $32,574). Based on the market price of the RJR Nabisco common stock at May 9, 1997 ($30.625 per share), no amounts are payable by the Company under any of its profit sharing arrangements with respect to the RJR Nabisco common stock.

6.    LONG-TERM INVESTMENTS

      At March 31, 1997, long-term investments consisted primarily of investments in limited partnerships of $11,782 and an equity investment in a corporation of $1,000. The Company has determined that an other than temporary impairment in the value of its investment in a joint venture has occurred and has written-down this investment to zero with a charge to operations of $3,796 for the three months ended March 31, 1997. The fair value of the Company's long-term investments approximates its carrying amount. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

      The Company is required under certain limited partnership agreements to make additional investments up to an aggregate of $24,000. The Company's investments in limited partnerships are illiquid and the ultimate realization of these investments are subject to the performance of the underlying partnership and its management by the general partners.

7.    REDEEMABLE PREFERRED SHARES

      At March 31, 1997, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At March 31, 1997 and December 31, 1996, respectively, the carrying value of such shares amounted to $221,753 and $210,571, including undeclared dividends of $127,779 and $117,117, or $119.26 and $109.31 per share. As of March 31, 1997, the unamortized discount on the Class A Senior Preferred Shares was $5,312.

      For the three months ended March 31, 1997, the Company recorded $759 in compensation expense related to certain Class A Senior Preferred Shares awarded to an officer of the Company in 1996. At March 31, 1997, the balance of the deferred compensation and the unamortized discount related to these award shares was $4,900 and $2,960, respectively.

8.    PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

      The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $121,502 and $115,944 at March 31, 1997 and December 31, 1996, respectively. These undeclared dividends represent $43.54 and $41.55 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

                                  (Unaudited)


9.    PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

      Those liabilities that are expected to be resolved as part of the Company's First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan") are classified in the Consolidated Balance Sheets as prepetition claims and restructuring accruals. On January 18, 1995, approximately $550 million of prepetition claims were paid pursuant to the Joint Plan. The prepetition claims remaining as of March 31, 1997 of $16,864 may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

10.   CONTINGENCIES

      Litigation
      ----------

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

      The Company is also a defendant in various other lawsuits and may be subject to unasserted claims primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. These lawsuits involve claims for substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Amounts)
                  -------------------------------------------------

INTRODUCTION

The Company's Consolidated Financial Statements include the accounts of Ladenburg Thalmann & Co. Inc. ("Ladenburg"), BrookeMil Ltd. ("BML"), Thinking Machines Corporation ("Thinking Machines") and other subsidiaries.

On January 19, 1995, the Company emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under its First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). The Joint Plan provided for, among other things, the sale of the Company's money transfer business and the payment of all allowed claims.

ACQUISITION

On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-subsidiary of Brooke Group Ltd. ("Brooke"), a related party through the ownership of an approximate 42% voting interest in the Company. Pursuant to the Purchase Agreement, the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas) for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of the Company (the "Note"). The BML Shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The
Note is collateralized by the BML Shares and is payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997. On April 28, 1997, the Company paid Brooke (Overseas) $3,500, representing a portion of the Note payment due on June 30, 1997, together with accrued interest thereon.

BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 98-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On February 5, 1997, BML entered into an agreement to sell Ducat Place I to one of its tenants for approximately $7,500, which purchase price has been reduced to reflect prepayments of rent, and consummated the sale on April 18, 1997. In 1995, BML began construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been substantially pre-leased to a number of leading international companies with occupancy expected by July 1997. The third phase, Ducat Place III, is planned as a 400,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1998.

The acquisition was treated as a purchase for financial reporting purposes and, accordingly, the Company's consolidated financial statements include the operations of BML from the date of acquisition.

The purchase price was allocated as follows: current assets of approximately $9,000, investment in real estate of $79,200, other assets of $8,800, assumption of current liabilities of $35,146 and long-term liabilities of $6,854. Current assets consisted primarily of an asset held for sale of $6,400 related to the estimated proceeds from the sale of Ducat Place I, net of $1,100 in accrued closing costs. Liabilities include a $20,400 loan to a Russian bank for the construction of Ducat Place II. The loan, which matures $6,100 in April 1997 (paid with the proceeds from the sale of Ducat Place I), $4,100 in July 1997 and $10,200 in October 1997, is collateralized by a mortgage on Ducat Place II. In addition, the liabilities of BML included approximately $13,800 of rents and related payments prepaid by tenants of Ducat Place II for periods generally ranging from 15 to 18 months.

RESULTS OF OPERATIONS

Consolidated total revenues were $19,753 for the three months ended March 31, 1997 versus $31,985 for the same period last year. The decrease in revenues of $12,232 is attributable primarily to the decrease in revenues of Ladenburg as a result of a decline in net principal transactions of $6,239 and a decline of $4,166 in other revenues.

For the first quarters of 1997 and 1996, the results of operations of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BML (real estate), and Thinking Machines (computer software sales and service), were as follows:

                                                                   Three Months Ended March 31,
                                                                      1997              1996
                                                                  -------------      ----------
Broker-dealer:
     Revenues...............................................        $  8,712           $19,117
     Expenses...............................................          12,791            18,623
                                                                    --------            ------
     Operating income (loss) before taxes
         and minority interest..............................        $ (4,079)          $   494
                                                                    ========           =======

Real estate:
     Revenues...............................................        $  6,282           $ 5,706
     Expenses...............................................           7,869             5,907
                                                                    --------           -------
     Operating loss before taxes
         and minority interest..............................        $ (1,587)          $  (201)
                                                                    ========           =======

Computer software sales and service:
     Revenues...............................................        $    223           $   --
     Expenses...............................................           2,922             1,236
                                                                    --------           -------
     Operating loss before taxes
         and minority interest..............................        $ (2,699)          $(1,236)
                                                                    ========           =======

Corporate and other:
     Revenues...............................................        $  4,536           $ 7,162
     Expenses...............................................           8,343            12,412
                                                                    --------           -------
     Operating loss before taxes
         and minority interest..............................        $ (3,807)          $(5,250)
                                                                    ========           =======

Ladenburg's revenues for the first quarter of 1997 decreased $10,405 as compared to revenues for the first quarter of 1996. Ladenburg's expenses for the first quarter of 1997 decreased $5,832 as compared to expenses for the first quarter of 1996 due primarily to a decline in performance-based compensation expense.

Revenues from the real estate operations for the first quarter of 1997 increased $576 primarily due to $446 in revenues of BML from the date of acquisition to March 31, 1997. Expenses of the real estate operations increased $1,962 due primarily to $1,664 in expenses of BML from the date of acquisition to March 31, 1997.

Thinking Machines had revenues of $223 for the three months ended March 31, 1997. Direct costs of these revenues were $84 for the period. Operating expenses of Thinking Machines consisted of selling, general and administrative of $2,004 and research and development of $918 for the three months ended March 31, 1997.

For the first quarter of 1997, the Company's revenues of $4,536 related to corporate and other activities consisted primarily of net gains on investments of $3,694 and interest and dividend income of $790 as compared to net gains on investments of $3,256 and interest and dividend income of $3,830 for the same period in the prior year.

Corporate and other expenses of $8,343 for the first quarter of 1997 consisted primarily of employee compensation and benefits of $2,737, and the $3,796 provision for loss on a long-term investment. Corporate and other expenses for the first quarter of 1996 consisted primarily of employee compensation and benefits of $1,723, expenses related to the investment in RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock of $6,063, and interest expense of $1,160.

Income tax expense for the first quarter of 1997 was $50 versus an income tax benefit of $100 for the first quarter of 1996. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

DISCONTINUED OPERATIONS

Thinking Machines had revenues and operating income of $3,100 and $1,421, respectively, for the first quarter of 1997 as compared to $4,699 and $1,186, respectively, for the first quarter of 1996 related to operations that have been classified as discontinued. The decline in revenues was due to the sale of Thinking Machine's parallel processing computer sales operation in December 1996 which had revenues of $2,296 in the first quarter of 1996. In April 1997, Thinking Machines sold the remaining part of its discontinued operations for $2,405 in cash which resulted in the Company recording a gain on disposal of discontinued operations of approximately $200.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $85,610 at December 31, 1996 to negative $5,847 at March 31, 1997 primarily as a result of the purchase of BML. The Company is required under certain limited partnership agreements to make additional investments for an aggregate of $24,000.

During the first quarter 1997, the Company's cash and cash equivalents decreased from $57,282 to $54,482 due primarily to the net cash paid for the BML acquisition of $20,014 and the $4,400 paid for the long-term investments during the period, net of sales of investment securities of $23,193.

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

Each of the Company's operating businesses, Ladenburg, BML, New Valley Realty, and Thinking Machines are subject to intense competition, changes in consumer preferences, and local economic conditions. Ladenburg is further subject to uncertainties endemic to the securities industry including, without limitation, the volatility of domestic and international financial, bond and stock markets, governmental regulation and litigation. BML's operations in Russia are also subject to a high level of risk in light of Russia's substantial political transformation from a centrally-controlled economy under communist rule to the early stages of a pluralist market-oriented democracy. In connection therewith, Russia has experienced dramatic political, social and economic reform although there is no assurance that further reforms necessary to complete such transformation will occur. The Russian economy remains characterized by, among others, significant inflation, declining industrial productions, rising unemployment and underemployment, and an unstable currency. In addition to the foregoing, BML may be affected unfavorably by political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, a relatively untested judicial system, a still evolving taxation system subject to constant changes which may be retroactive in effect, and other developments in the law or regulations in Russia and, in particular, the risks of expropriation, nationalization and confiscation of assets and changes in legislation relating to foreign ownership. In addition, the system of commercial laws, including the laws governing registration of interests in real estate and the establishment and enforcement of security interests, is not well developed and, in certain circumstances, inconsistent and adds to the risk of investment in the real estate development business in Russia. BML and New Valley Realty are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology. Uncertainties affecting the Company generally include, without limitation, the effect of market conditions on the salability of the Company's investment securities, the uncertainty of other potential acquisitions and investments by the Company, developments relating to the Company's investments in RJR Nabisco, the effects of governmental regulation on the Company's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which the Company may become involved.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 10 to the "Notes to the Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         See Notes 7 and 8 to the "Notes to the Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                27  Financial Data Schedule (for SEC use only)

         (b) REPORTS ON FORM 8-K

                The Company filed the following reports on Form 8-K during the first quarter of 1997:


          Date                  Items               Financial Statements
          ----                  -----               --------------------
          January 31, 1997      2, 7                None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NEW VALLEY CORPORATION
                                              (Registrant)



Date:    May 15, 1997                         By:   /S/Robert M. Lundgren
                                                    ---------------------
                                                    Robert M. Lundgren
                                                    Vice President, Treasurer
                                                    and Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                      Chief Accounting Officer)