Form 10-Q
period 1997-06-30
NEW VALLEY CORP
filed 1997-08-14
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


                                 (305) 579-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X    NO
                                             ---     ----

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT. YES X    NO
                         ---     ----

     AS OF AUGUST 8, 1997, THERE WERE OUTSTANDING 9,577,686 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.



===============================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
  Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets as of June 30, 1997 and
               December 31, 1996.........................................    3

           Consolidated Statements of Operations for the three months
               and six months ended June 30, 1997 and 1996...............    4

           Consolidated Statement of Changes in Shareholders' Equity
               (Deficit) for the six months ended June 30, 1997..........    5

           Consolidated Statements of Cash Flows for the six months
               ended June 30, 1997 and 1996..............................    6

           Notes to the Quarterly Consolidated Financial Statements......    7

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................   13


PART  II. OTHER INFORMATION

  Item 1.  Legal Proceedings.............................................   18

  Item 3.  Defaults Upon Senior Securities...............................   18

  Item 6.  Exhibits and Reports on Form 8-K..............................   18

SIGNATURE................................................................   19

                     NEW VALLEY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                           June 30,        December 31,
                                                                             1997              1996
                                                                       ----------------- -----------------
                               ASSETS
Current assets:
    Cash and cash equivalents.....................................         $  21,519          $ 57,282
    Investment securities available for sale......................            48,930            61,454
    Trading securities owned......................................            24,440            29,761
    Restricted assets.............................................               708             2,080
    Receivable from clearing brokers..............................            14,163            23,870
    Other current assets..........................................             4,415             9,273
                                                                           ---------          --------
         Total current assets.....................................           114,175           183,720
                                                                           ---------          --------

Investment in real estate.........................................           256,570           179,571
Investment securities available for sale..........................             2,592             2,716
Restricted assets.................................................             5,441             6,766
Long-term investments, net........................................            16,874            13,270
Other assets......................................................            29,528            20,497
                                                                           ---------          --------
         Total assets.............................................         $ 425,180          $406,540
                                                                           =========          ========

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities......................         $  44,624          $ 44,888
    Prepetition claims and restructuring accruals.................            15,780            15,526
    Income taxes..................................................            18,304            18,243
    Securities sold, not yet purchased............................            20,185            17,143
    Note payable to related party.................................            12,000                --
    Current portion of notes payable and long-term obligations ...            16,237             2,310
                                                                           ---------          --------
         Total current liabilities................................           127,130            98,110
                                                                           ---------          --------

Notes payable.....................................................           157,733           157,941
Other long-term obligations.......................................            17,525            12,282
Redeemable preferred shares.......................................           233,531           210,571

Shareholders' equity (deficit):
  Cumulative preferred shares; liquidation preference of $69,769;
    dividends in arrears, $127,266 and $115,944...................               279               279
  Common Shares, $.01 par value; 850,000,000 shares
    authorized; 9,577,624 shares outstanding......................                96                96
    Additional paid-in capital....................................           625,858           644,789
    Accumulated deficit...........................................          (737,224)         (721,854)
    Unearned compensation on stock options........................              (444)             (731)
    Unrealized gain on investment securities......................               696             5,057
                                                                           ---------          --------

         Total shareholders' equity (deficit).....................          (110,739)          (72,364)
                                                                           ---------          --------

         Total liabilities and shareholders' equity (deficit).....         $ 425,180          $406,540
                                                                           =========          ========


     See accompanying Notes to Quarterly Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          Three Months Ended           Six Months Ended
                                                                               June 30,                     June 30,
                                                                     -----------------------------  --------------------------
                                                                          1997          1996          1997            1996
                                                                     -----------------------------  --------------------------
Revenues:
     Principal transactions, net................................        $   3,227     $   6,172     $    5,726    $   14,910
     Commissions................................................            3,431         4,820          6,824         8,683
     Real estate leasing........................................            6,303         5,958         12,585        11,664
     Interest and dividends.....................................            2,582         4,642          4,123         9,826
     Other income...............................................            8,861         8,857         14,899        17,351
                                                                        ---------     ---------     ----------    ----------

         Total revenues.........................................           24,404        30,449         44,157        62,434
                                                                        ---------     ---------     ----------    ----------

Cost and expenses:
     Operating, general and administrative......................           25,551        30,399         49,818        64,053
     Interest...................................................            4,043         4,739          7,905         9,263
     Provision for loss on long-term investment.................               --            --          3,796            --
                                                                        ---------     ---------     ----------    ----------

         Total costs and expenses...............................           29,594        35,138         61,519        73,316
                                                                        ---------     ---------     ----------    ----------

Loss from continuing operations before income taxes
     and minority interest......................................           (5,190)       (4,689)       (17,362)      (10,882)

Income tax provision............................................               45           400             95           300

Minority interests in loss from continuing operations
     of consolidated subsidiary.................................              965           217          1,974           698
                                                                        ---------     ---------     ----------    ----------

Loss from continuing operations.................................           (4,270)       (4,872)       (15,483)      (10,484)

Discontinued operations:
     Income (loss) from discontinued operations.................             (289)          110            583           838
     Loss on sale of discontinued operations....................             (470)           --           (470)           --
                                                                        ---------     ---------     ----------    ----------

     Income (loss) of discontinued operations...................             (759)          110            113           838
                                                                        ---------     ---------     ----------    ----------

Net loss........................................................           (5,029)       (4,762)       (15,370)       (9,646)

Dividend requirements on preferred shares.......................          (16,750)      (15,646)       (32,730)      (31,108)
Excess of carrying value of redeemable preferred
     shares over cost of shares purchased.......................               --            --             --         4,279
                                                                        ---------     ---------     ----------    ----------

Net loss applicable to Common Shares............................        $ (21,779)    $ (20,408)    $  (48,100)   $  (36,475)
                                                                        =========     =========     ==========    ==========

Loss per common share:
     Continuing operations......................................        $   (2.19)    $   (2.14)    $    (5.03)   $    (3.90)
     Discontinued operations....................................             (.08)          .01            .01           .09
                                                                        ---------     ---------     ----------    ----------
     Net loss per Common Share..................................        $   (2.27)    $   (2.13)    $    (5.02)   $    (3.81)
                                                                        =========     =========     ==========    ==========

Number of shares used in computation............................        9,578,000     9,578,000      9,578,000     9,578,000
                                                                        =========     =========     ==========    ==========



     See accompanying Notes to Quarterly Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                     Unearned
                                           Class B                                                 Compensation
                                          Preferred     Common       Paid-In       Accumulated       on Stock       Unrealized
                                            Shares      Shares       Capital         Deficit          Options          Gain
                                          ---------     ------       -------       -----------     ------------     ----------

Balance, December 31, 1996............      $279         $96         $644,789       $(721,854)      $   (731)        $  5,057

   Net loss...........................                                                (15,370)
   Undeclared dividends and accretion
     on redeemable preferred shares...                                (21,409)
   Unrealized loss on investment
     securities.......................                                                                                 (4,361)
   Public sale of subsidiary's
     common stock.....................                                  2,715
   Adjustment to unearned
     compensation on stock options....                                   (237)                           237
   Compensation expense on stock
     option grants....................                                                                    50
                                            ----         ---         --------       ---------       --------        ---------

Balance, June 30, 1997................      $279         $96         $625,858       $(737,224)      $   (444)       $     696
                                            ====         ===         ========       =========       ========        =========



     See accompanying Notes to Quarterly Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               ------------------------------------
                                                                                     1997              1996
                                                                               ------------------------------------
Cash flows from operating activities:
   Net loss................................................................         $ (15,370)         $ (9,646)
   Adjustments to reconcile net loss to net cash
    provided from (used for) operating activities:
     Income from discontinued operations...................................              (113)             (838)
     Depreciation and amortization.........................................             3,945             2,332
     Provision for loss on long-term investment............................             3,796
     Stock based compensation expense......................................             1,601
     Changes in assets and liabilities, net of effects from acquisitions:
        Decrease (increase) in receivables and other assets................            15,249           (11,873)
        Decrease (increase) in income taxes................................                61            (3,329)
        Increase (decrease) in accounts payable and accrued liabilities....           (11,460)           10,234
                                                                                    ---------          --------

Net cash used for continuing operations....................................            (2,291)          (13,120)
Net cash provided from discontinued operations.............................             1,523               838
                                                                                    ---------          --------

Net cash used for operating activities.....................................              (768)          (12,282)
                                                                                    ---------          --------

Cash flows from investing activities:
     Sale or maturity of investment securities.............................            24,138            60,899
     Purchase of investment securities.....................................           (15,851)          (15,843)
     Sale or liquidation of long-term investments..........................             2,807            14,500
     Purchase of long-term investments.....................................            (8,357)           (1,269)
     Purchase or improvements of real estate...............................               (45)          (24,882)
     Sale of other assets..................................................             5,561
     Payment of prepetition claims.........................................            (1,142)           (6,655)
     Return of prepetition claims paid.....................................             1,396
     Decrease in restricted assets.........................................             2,697            20,191
     Payment for acquisitions, net of cash acquired........................           (20,014)            1,915
                                                                                    ---------          --------

Net cash provided from (used for) investing activities.....................            (8,810)           48,856
                                                                                    ---------          --------

Cash flows from financing activities:
     Payment of preferred dividends........................................                             (10,354)
     Purchase of Class A preferred stock...................................                             (10,530)
     Increase in margin loans payable......................................                               7,406
     Sale of subsidiary's common stock.....................................             5,417
     Repayment of notes payable............................................           (21,708)
     Repayment of other obligations........................................            (9,894)           (9,217)
                                                                                    ---------          --------

Net cash used for financing activities.....................................           (26,185)          (22,695)
                                                                                    ---------          --------

Net decrease in cash and cash equivalents..................................           (35,763)           13,879
Cash and cash equivalents, beginning of period.............................            57,282            51,742
                                                                                    ---------          --------

Cash and cash equivalents, end of period...................................         $  21,519          $ 65,621
                                                                                    =========          ========


     See accompanying Notes to Quarterly Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of New Valley Corporation and Subsidiaries (the "Company"). The consolidated financial statements as of June 30, 1997 presented herein have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for an entire year.

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

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company has not yet determined the impact of the implementation of SFAS 130.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Once operating segments have been determined, SFAS 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS 131 also makes a number of changes to existing disclosure requirements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company has not yet determined the impact of the implementation of SFAS 131.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



2.    ACQUISITION

      On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-subsidiary of Brooke Group Ltd. ("Brooke"), a related party through the ownership of an approximate 42% voting interest in the Company. Pursuant to the Purchase Agreement, the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas) for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of the Company (the "Note"). The BML Shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The Note is collateralized by the BML Shares and, as of June 30, 1997, had a balance of $12,000 which is payable on December 31, 1997.

      BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On April 18, 1997, BML sold Ducat Place I to one of its tenants for approximately $7,500, which purchase price has been reduced to reflect prepayments of rent. In 1995, BML began construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been substantially pre-leased to a number of leading international companies with occupancy for most tenants expected by September 1997. The third phase, Ducat Place III, is planned as a 400,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1998. The Company is currently evaluating plans for financing the construction of Ducat Place III.

      The acquisition was treated as a purchase for financial reporting purposes and, accordingly, these consolidated financial statements include the operations of BML from the date of acquisition.

      The purchase price was allocated as follows: current assets of approximately $9,000, investment in real estate of $79,200, other assets of $8,800, assumption of current liabilities of $35,146 and long-term liabilities of $6,854. Current assets consisted primarily of an asset held for sale of $6,400 related to the estimated proceeds from the sale of Ducat Place I, net of $1,100 in accrued closing costs. Liabilities included a $20,400 loan to a Russian bank for the construction of Ducat Place II ("Construction Loan"). The Construction Loan, which matures $6,100 in April 1997 (paid with the proceeds from the sale of Ducat Place
      I), $4,100 in July 1997 and $10,200 in October 1997, is collateralized by a mortgage on Ducat Place II. In addition, the liabilities of BML included approximately $13,800 of rents and related payments prepaid by tenants of Ducat Place II for periods generally ranging from 15 to 18 months. Proforma operating results for the six months ended June 30, 1997 and 1996 are not presented herein as the historical operating results of BML are not material to the historical operating results of the Company.

     On August 13, 1997, BML executed a new credit agreement with a Russian bank. Upon closing, all amounts due under the Construction Loan would be refinanced with borrowings under the new facility, which borrowings would bear interest at 16% per year, mature no later than August 2002, with principal payments commencing after the first year, and be collateralized by a mortgage on Ducat Place II and guaranteed by the Company.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




      The components of the Company's investment in real estate at June 30, 1997 are as follows:

                                                           U.S.              BML              TOTAL
                                                           ----              ---              -----

          Land  ..................................      $  36,162         $ 14,200         $  50,362
          Buildings...............................        147,033           65,000           212,033
          Construction-in-progress................             14               51                65
                                                        ---------         --------         ---------
                Total.............................        183,209           79,251           262,460
          Less:  accumulated depreciation.........         (5,870)             (20)           (5,890)
                                                        ---------         --------         ---------
                Net investment in real estate.....      $ 177,339         $ 79,231         $ 256,570
                                                        =========         ========         =========


3.    DISCONTINUED OPERATIONS

      During the fourth quarter of 1996, Thinking Machines Corporation ("Thinking Machines") adopted a plan to terminate its parallel processing computer sales and service business. Consequently, the operating results of this segment have been classified as discontinued operations, and the quarterly results for 1996 have been reclassified. Accordingly, the financial statements reflect the financial position and the results of operations of the discontinued operations of Thinking Machines separately from continuing operations.

      Summarized operating results of the discontinued operations of Thinking Machines are as follows:

                                            THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                            ---------------------------          -------------------------
                                              1997              1996                1997             1996
                                              ----              ----                ----             ----

      Revenues.........................     $    286          $ 4,098             $ 3,386           $8,797
                                            ========          =======             =======           ======
      Operating income.................     $   (471)         $   179             $   950           $1,365
                                            ========          =======             =======           ======
      Income (loss) before income
         taxes and minority interests..     $   (471)         $   179             $   950           $1,365
      Minority interests...............          182              (69)               (367)            (527)
                                            --------          -------             -------           ------
      Net income (loss)................     $   (289)         $   110             $   583           $  838
                                            ========          =======             =======           ======

      In April 1997, Thinking Machines sold the remaining part of its discontinued operations for $2,405 in cash which resulted in the Company recording a loss on disposal of discontinued operations of $470, after the recognition of minority interests of $592 and the write-off of goodwill of $1,410.


4.    INCOME TAXES

      At June 30, 1997, the Company had approximately $100,000 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against the amount as it is deemed more likely than not that the benefit of the deferred tax assets will not be utilized. The Company continues to evaluate the realizability of the deferred tax assets and its estimate is subject to change. The income tax provision (benefit), which principally represented the effects of state income taxes, for the six months ended June 30, 1997 and 1996, does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



 5.   INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of shareholders' equity (deficit). The Company had realized gains on sales of investment securities available for sale of $3,358 and $7,052 for the three and six months ended June 30, 1997, respectively.

      The components of investment securities available for sale at June 30, 1997 are as follows:

                                                                       GROSS
                                                                    UNREALIZED     UNREALIZED       FAIR
                                                          COST         GAIN           LOSS          VALUE
                                                          ----         ----           ----          -----
      Marketable equity securities:
            RJR Nabisco common stock................    $  32,574     $  1,696                    $  34,270
            Other marketable equity securities......        9,720          766       $    674         9,812
                                                        ---------     --------       --------     ---------
               Total marketable equity securities...       42,294        2,462            674        44,082
      Marketable debt securities (short-term).......        4,848                                     4,848
      Marketable debt securities (long-term)........        3,685                       1,093         2,592
                                                        ---------     --------       --------     ---------
      Total securities available for sale...........       50,827        2,462          1,767        51,522
      Less long-term portion of investment
            securities..............................       (3,685)                     (1,093)       (2,592)
                                                        ---------     --------       --------     ---------
      Investment securities - current portion.......    $  47,142     $  2,462       $    674     $  48,930
                                                        =========     ========       ========     =========

      As of June 30, 1997, the long-term portion of investment securities available for sale consisted of marketable debt securities which mature in two years.

      As of June 30, 1997, the Company, through a wholly-owned subsidiary, held approximately 1.06 million shares of RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock with a market value of $34,270 (cost of $32,574). Based on the market price of the RJR Nabisco common stock at August 8, 1997 ($30.625 per share), no amounts are payable by the Company under any of its profit sharing arrangements with respect to the RJR Nabisco common stock.


6.    LONG-TERM INVESTMENTS

      At June 30, 1997, long-term investments consisted primarily of investments in limited partnerships of $15,675 and an equity investment in a company of $1,000. The Company determined that an other than temporary impairment in the value of its investment in a joint venture had occurred and wrote-down this investment to zero in March 1997 with a charge to operations of $3,796. The fair value of the Company's long-term investments approximates its carrying amount. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

      In January 1997, the Company converted an investment in preferred stock made in 1995 into a majority equity interest in a small on-line directory assistance development stage company and, accordingly, began consolidating the results of this development stage company. This long-term investment of $1,001 was written off in 1996 due to continuing losses of this company. In May 1997, this development stage company completed an initial public offering and, as a result, the Company recorded $2,715 as additional paid-in capital which represented its 50.1% ownership in this company's shareholders' equity after this offering. As of June 30, 1997, this development stage company had revenues and losses of $160 and $2,023, respectively, since its inception.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



      The Company is required under certain limited partnership agreements to make additional investments up to an aggregate of $18,000 as of June 30, 1997. The Company's investments in limited partnerships are illiquid and the ultimate realization of these investments are subject to the performance of the underlying partnership and its management by the general partners.


7.    REDEEMABLE PREFERRED SHARES

      At June 30, 1997, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At June 30, 1997 and December 31, 1996, respectively, the carrying value of such shares amounted to $233,531 and $210,571, including undeclared dividends of $139,017 and $117,117, or $129.75 and $109.31 per share. As of June 30,
      1997, the unamortized discount on the Class A Senior Preferred Shares was $5,188.

      For the six months ended June 30, 1997, the Company recorded $1,551 in compensation expense related to certain Class A Senior Preferred Shares awarded to an officer of the Company in 1996. At June 30, 1997, the balance of the deferred compensation and the unamortized discount related to these award shares was $4,530 and $2,917, respectively.

8.    PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

      The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $127,266 and $115,944 at June 30, 1997 and December 31, 1996, respectively. These undeclared dividends represent $45.60 and $41.55 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

9.    PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

      Those liabilities that are expected to be resolved as part of the Company's First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"), are classified in the Consolidated Balance Sheets as prepetition claims and restructuring accruals. On January 18, 1995, approximately $550 million of prepetition claims were paid pursuant to the Joint Plan. The prepetition claims remaining as of June 30, 1996 of $15,780 may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




      The Company is also a defendant in various other lawsuits and may be subject to unasserted claims primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. These lawsuits involve claims for substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

ACQUISITION

On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-subsidiary of Brooke Group Ltd. ("Brooke"), a related party through the ownership of an approximate 42% voting interest in the Company. Pursuant to the Purchase Agreement, the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas) for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of the Company (the "Note"). The BML Shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The Note is collateralized by the BML Shares and is payable $21,500 on June 30, 1997 and $12,000 on December 31, 1997. As of June 30, 1997, the balance on the Note was $12,000.

BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On February 5, 1997, BML entered into an agreement to sell Ducat Place I to one of its tenants for approximately $7,500, which purchase price has been reduced to reflect prepayments of rent, and consummated the sale on April 18, 1997. In 1995, BML began construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been substantially pre-leased to a number of leading international companies with occupancy expected by July 1997. The third phase, Ducat Place III, is planned as a 400,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1998. The Company is currently evaluating plans for financing the construction of Ducat Place III.

The acquisition was treated as a purchase for financial reporting purposes and, accordingly, the Company's consolidated financial statements include the operations of BML from the date of acquisition.

The purchase price was allocated as follows: current assets of approximately $9,000, investment in real estate of $79,200, other assets of $8,800, assumption of current liabilities of $35,146 and long-term liabilities of $6,854. Current assets consisted primarily of an asset held for sale of $6,400 related to the estimated proceeds from the sale of Ducat Place I, net of $1,100 in accrued closing costs. Liabilities include a $20,400 loan ("Construction Loan") to a Russian bank for the construction of Ducat Place II. The Construction Loan, which matures $6,100 in April 1997 (paid with the proceeds from the sale of Ducat Place I), $4,100 in July 1997 and $10,200 in October 1997, is collateralized by a mortgage on Ducat Place II. In addition, the liabilities of BML included approximately $13,800 of rents and related payments prepaid by tenants of Ducat Place II for periods generally ranging from 15 to 18 months.

RESULTS OF OPERATIONS

Consolidated total revenues were $44,157 for the six months ended June 30, 1997 versus $62,434 for the same period last year. The decrease in revenues of $18,277 is attributable primarily to the decrease in revenues of Ladenburg as a result of a decline in net principal transactions of $9,184 and a decline of $7,713 in other Ladenburg revenues. During the six months ended June 30, 1997, Ladenburg experienced a decline in syndicate and underwriting activity, commission income, and net trading profits over the comparable period in the prior year.


For the three months and six months ended June 30, 1997 and 1996, the results of continuing operations of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BML (real estate), and Thinking Machines (computer software), were as follows:

                                            THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                            ---------------------------         -------------------------
                                             1997                1996             1997            1996
                                             ----                ----             ----            ----

Broker-dealer:
    Revenues..........................      $  13,144        $  19,635        $ 21,856          $  38,752
    Expenses..........................         14,041           18,906          26,832             37,529
                                            ---------        ---------        --------          ---------
    Operating income (loss) before
       taxes and minority interest....      $    (897)       $     729        $ (4,976)         $   1,223
                                            =========        =========        ========          =========

Real estate:
    Revenues..........................      $   6,303        $   5,958        $ 12,585            $11,664
    Expenses..........................          8,848            6,041          16,717             11,948
                                            ---------        ---------        --------          ---------
    Operating loss before taxes
       and minority interest..........      $  (2,545)       $     (83)       $ (4,132)         $    (284)
                                            =========        =========        ========          =========

Computer software:
    Revenues..........................      $      71        $      86        $    294          $     162
    Expenses..........................          2,483            1,577           5,405              2,920
                                            ---------        ---------        --------          ---------
    Operating loss before taxes
       and minority interest..........      $  (2,412)       $  (1,491)       $ (5,111)         $  (2,758)
                                            =========        =========        ========          =========

Corporate and other:
    Revenues..........................      $   4,886        $   4,770        $  9,422          $  11,856
    Expenses..........................          4,222            8,614          12,565             20,919
                                            ---------        ---------        --------          ---------
    Operating loss before taxes
       and minority interest..........      $     664        $  (3,844)       $ (3,143)         $  (9,063)
                                            =========        =========        ========          =========

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

Ladenburg's revenues for the second quarter of 1997 decreased $6,491 as compared to revenues for the second quarter of 1996. Ladenburg's expenses for the second quarter of 1997 decreased $4,865 as compared to expenses for the second quarter of 1996 due primarily to a decline in performance-based compensation expense.

Revenues from the real estate operations for the second quarter of 1997 increased $345 primarily due to $332 in revenues of BML for the second quarter of 1997. Expenses of the real estate operations increased $2,807 due primarily to $2,885 in expenses of BML for the second quarter of 1997.

Thinking Machines has had only minimal revenues from continuing operations to date. Thinking Machines is developing and marketing a data mining software product. Operating expenses of Thinking Machines consisted of selling, general and administrative and research and development of $1,541 and $942, respectively, for the second quarter of 1997 as compared to $827 and $750, respectively, for the second quarter of 1996.

For the second quarter of 1997, the Company's revenues of $4,486 related to corporate and other activities consisted primarily of net gains on investments of $3,358 and interest and dividend income of $1,526 as compared to interest and dividend income of $3,534 for the same period in the prior year.

Corporate and other expenses of $4,222 for the second quarter of 1997 consisted primarily of employee compensation and benefits of $2,277. Corporate and other expenses for the second quarter of 1996 consisted primarily of employee compensation and benefits of $1,564, expenses related to the investment in RJR Nabisco Holdings Corp. ("RJR Nabisco") common stock of $4,304, and interest expense of $1,248.

Income tax expense for the second quarter of 1997 was $45 versus $400 for the second quarter of 1996. The income tax expense relates principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

Ladenburg's revenues for the first six months of 1997 decreased $16,897 as compared to revenues for the first six months of 1996. Ladenburg's expenses for the first six months of 1997 decreased $10,697 as compared to expenses for the first six months of 1996 due primarily to a decline in performance-based compensation expense.

Revenues from the real estate operations for the first six months of 1997 increased $921 primarily due to $779 in revenues of BML from the date of acquisition to June 30, 1997. Expenses of the real estate operations increased $4,769 due primarily to $4,479 in expenses of BML from the date of acquisition to June 30, 1997.

Operating expenses of Thinking Machines consisted of selling, general and administrative of $3,545 and research and development of $1,860 for the six months ended June 30, 1997.

For the first six months of 1997, the Company's revenues of $9,422 related to corporate and other activities consisted primarily of net gains on investments of $7,052 and interest and dividend income of $2,316 as compared to net gains on investments of $3,161 and interest and dividend income of $7,364 for the same period in the prior year.

Corporate and other expenses of $12,565 for the first six months of 1997 consisted primarily of employee compensation and benefits of $5,014, and the $3,796 provision for loss on a long-term investment. Corporate and other expenses for the first six months of 1996 consisted primarily of employee compensation and benefits of $3,207, expenses related to the investment in RJR Nabisco common stock of $10,367, and interest expense of $2,408.

Income tax expense for the first six months of 1997 was $95 versus $300 for the first six months of 1996. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

DISCONTINUED OPERATIONS

Thinking Machines had revenues and operating income of $3,386 and $950, respectively, for the first six months of 1997 as compared to $8,797 and $1,365, respectively, for the first six months of 1996 related to operations that have been classified as discontinued. The decline in revenues was due to the sale of Thinking Machine's parallel processing computer sales operation in December 1996 which had revenues of $5,109 in the first six months of 1996. In April 1997, Thinking Machines sold the remaining part of its discontinued operations for $2,405 in cash which resulted in the Company recording a loss on disposal of discontinued operations of $470, after the recognition of minority interests of $592 and the write-off of goodwill of $1,410.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $85,610 at December 31, 1996 to negative $12,955 at June 30, 1997 primarily as a result of the purchase of BML. As of June 30, 1997, the Company was required under certain limited partnership agreements to make additional investments for an aggregate of $18,000.

During the first six months 1997, the Company's cash and cash equivalents decreased from $57,282 to $21,519 due primarily to the net cash paid for the BML acquisition of $20,014 and the $21,500 paid on the note related to the BML acquisition. In addition, the Company had net sales of investment securities of $8,287 and net purchases of long-term investments of $5,550.

On August 12, 1997, BML executed a new credit agreement with a Russian bank. Upon closing, all amounts due under the Construction Loan would be refinanced with borrowings under the new facility, which borrowings would bear interest at 16% per year, mature no later than August 2002, with principal payments commencing after the first year, and be collateralized by a mortgage on Ducat Place II and guaranteed by the Company.

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

         See Notes 9 and 10 to the "Notes to the Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

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




                                     NEW VALLEY CORPORATION
                                     (Registrant)



Date:    August 14, 1997             By: /s/ ROBERT M. LUNDGREN
                                         ----------------------------
                                         Robert M. Lundgren
                                         Vice President, Treasurer
                                         and Chief Financial Officer
                                         (Duly Authorized Officer and
                                           Chief Accounting Officer)