Form 10-Q
period 1997-09-30
NEW VALLEY CORP
filed 1997-11-14
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


                                 (305) 579-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X      NO
                                             ------      -----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT. YES   X      NO
                         ------       ------


     AS OF NOVEMBER 11, 1997, THERE WERE OUTSTANDING 9,581,698 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.


================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION

                                                                                            PAGE

     Item 1.       Consolidated Financial Statements:

                   Consolidated Balance Sheets as of September 30, 1997 and
                       December 31, 1996.............................................         3

                   Consolidated Statements of Operations for the three months
                       and nine months ended September 30, 1997 and 1996.............         4

                   Consolidated Statement of Changes in Shareholders' Equity
                       (Deficit) for the nine months ended September 30, 1997........         5

                   Consolidated Statements of Cash Flows for the nine months
                       ended September 30, 1997 and 1996.............................         6

                   Notes to the Quarterly Consolidated Financial Statements..........         7

     Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...........................        13



PART  II. OTHER INFORMATION


     Item 1.       Legal Proceedings.................................................        18

     Item 3.       Defaults Upon Senior Securities...................................        18

     Item 4.       Submission of Matters to a Vote of Security-Holders...............        18

     Item 6.       Exhibits and Reports on Form 8-K..................................        19

SIGNATURE............................................................................        20

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                       ----------------- -----------------
                                                                        September 30,      December 31,
                                                                       ----------------- -----------------
                                                                             1997              1996
                                                                       ----------------- -----------------
                               ASSETS
Current assets:
    Cash and cash equivalents.....................................        $   16,707         $  57,282
    Investment securities available for sale......................            65,407            61,454
    Trading securities owned......................................            51,920            29,761
    Restricted assets.............................................             1,029             2,080
    Receivable from clearing brokers..............................             1,628            23,870
    Other current assets..........................................             3,774             9,273
                                                                          ----------         ---------
         Total current assets.....................................           140,465           183,720
                                                                          ----------         ---------

Investment in real estate.........................................           261,597           179,571
Investment securities available for sale..........................             2,074             2,716
Restricted assets.................................................             5,566             6,766
Long-term investments, net........................................            19,921            13,270
Furniture and equipment, net......................................             9,508             9,225
Other assets......................................................            27,702            11,272
                                                                          ----------         ---------
         Total assets.............................................         $ 466,833          $406,540
                                                                          ==========         =========

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities......................        $   59,018         $  44,888
    Prepetition claims and restructuring accruals.................            15,723            15,526
    Income taxes..................................................            18,329            18,243
    Securities sold, not yet purchased............................            24,212            17,143
    Note payable to related party.................................            12,000                --
    Current portion of notes payable and long-term obligations ...             2,311             2,310
                                                                          ----------         ---------
         Total current liabilities................................           131,593            98,110
                                                                          ----------         ---------

Notes payable.....................................................           177,631           157,941
Other long-term obligations.......................................            16,409            12,282
Redeemable preferred shares.......................................           245,740           210,571

Shareholders' equity (deficit):
    Cumulative preferred shares; liquidation preference of $69,769;
       dividends in arrears, $133,248 and $115,944................               279               279
    Common Shares, $.01 par value; 850,000,000 shares
       authorized; 9,577,624 shares outstanding...................                96                96
    Additional paid-in capital....................................           614,123           644,789
    Accumulated deficit...........................................          (743,798)         (721,854)
    Unearned compensation on stock options........................              (306)             (731)
    Unrealized gain on investment securities......................            25,066             5,057
                                                                          ----------         ---------

         Total shareholders' equity (deficit).....................          (104,540)          (72,364)
                                                                          ----------         ---------

         Total liabilities and shareholders' equity (deficit).....         $ 466,833          $406,540
                                                                          ==========         =========





      See accompanying Notes to Quarterly Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     ---------------------------------------------------------
                                                                          Three Months Ended            Nine Months Ended
                                                                            September 30,                 September 30,
                                                                     ---------------------------------------------------------
                                                                           1997          1996           1997          1996
                                                                     ---------------------------------------------------------
Revenues:
     Principal transactions, net................................       $    6,131    $    3,926      $  11,857    $  18,836
     Commissions................................................            4,235         4,700         11,059       13,383
     Real estate leasing........................................            7,079         5,941         19,664       17,605
     Interest and dividends.....................................            2,554         4,230          6,677       14,056
     Other income...............................................            6,449         2,479         21,348       19,830
                                                                       ----------    ----------      ---------    ---------

         Total revenues.........................................           26,448        21,276         70,605       83,710
                                                                       ----------    ----------      ---------    ---------

Cost and expenses:
     Operating, general and administrative......................           30,149        24,371         79,967       88,424
     Interest...................................................            4,229         4,627         12,134       13,890
     Provision for loss on long-term investment.................               --            --          3,796           --
                                                                       ----------    ----------      ---------    ---------

         Total costs and expenses...............................           34,378        28,998         95,897      102,314
                                                                       ----------    ----------      ---------    ---------

Loss from continuing operations before income taxes
     and minority interest......................................           (7,930)       (7,722)       (25,292)     (18,604)

Income tax provision (benefit)..................................               24          (233)           119           67

Minority interests in loss from continuing operations
     of consolidated subsidiary.................................            1,124           384          3,098        1,082
                                                                       ----------    ----------      ---------    ---------

Loss from continuing operations.................................           (6,830)       (7,105)       (22,313)     (17,589)

Discontinued operations:
     Income (loss) from discontinued operations.................               --        (5,339)           583       (4,501)
     Income (loss) on sale of discontinued operations...........              256            --           (214)          --
                                                                       ----------    ----------      ---------    ---------

     Total discontinued operations..............................              256        (5,339)           369       (4,501)
                                                                       ----------    ----------      ---------    ---------

Net loss........................................................           (6,574)      (12,444)       (21,944)     (22,090)

Dividend requirements on preferred shares.......................          (17,567)      (15,400)       (50,297)     (46,508)
Excess of carrying value of redeemable preferred
     shares over cost of shares purchased.......................               --            --            --         4,279
                                                                       ----------    ----------      ---------    ---------

Net loss applicable to Common Shares............................        $ (24,141)    $ (27,844)     $ (72,241)   $ (64,319)
                                                                       ==========    ==========      =========    =========

Loss per common share:
     Continuing operations......................................          $ (2.55)      $ (2.35)       $ (7.58)     $ (6.25)
     Discontinued operations....................................              .03          (.56)           .04         (.47)
                                                                          -------       -------        -------      -------

     Net loss per Common Share..................................          $ (2.52)      $ (2.91)       $ (7.54)     $ (6.72)
                                                                          =======       =======        =======      =======

Number of shares used in computation............................            9,578         9,578          9,578        9,578
                                                                          =======       =======        =======      =======




     See accompanying Notes to Quarterly Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                                     Unearned
                                           Class B                                                 Compensation
                                          Preferred     Common       Paid-In       Accumulated       on Stock       Unrealized
                                            Shares      Shares       Capital         Deficit          Options          Gain
                                            ------      ------       -------         -------          -------          ----
Balance, December 31, 1996............        $279         $96     $644,789        $(721,854)      $   (731)        $  5,057

   Net loss...........................                                               (21,944)
   Undeclared dividends and accretion
     on redeemable preferred shares...                              (32,996)
   Unrealized gain on investment
     securities.......................                                                                                20,009
   Public sale of subsidiary's
     common stock.....................                                2,715
   Adjustment to unearned
     compensation on stock options....                                 (385)                            385
   Compensation expense on stock
     option grants....................                                                                   40
                                              ----         ---     --------        ---------       --------         --------

Balance, September 30, 1997...........        $279         $96     $614,123        $(743,798)      $   (306)        $ 25,066
                                              ====         ===     ========        =========       ========         ========












     See accompanying Notes to Quarterly Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                               ------------------------------------
                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               ------------------------------------
                                                                                     1997               1996
                                                                               ------------------------------------
Cash flows from operating activities:
   Net loss................................................................       $   (21,944)        $ (22,090)
   Adjustments to reconcile net loss to net cash
    provided from (used for) operating activities:
     Loss (income) from discontinued operations............................              (369)            4,501
     Depreciation and amortization.........................................             6,635             3,507
     Provision for loss on long-term investment............................             3,796                --
     Stock based compensation expense......................................             2,213                --
     Changes in assets and liabilities, net of effects from acquisitions:
        Increase in receivables and other assets...........................            (8,291)           (5,963)
        Decrease (increase) in income taxes................................                86            (3,029)
        Increase in accounts payable and accrued liabilities...............             5,951             8,786
                                                                                    ---------         ---------

Net cash used for continuing operations....................................           (11,923)          (14,288)
Net cash provided from (used for) discontinued operations..................             1,779            (2,659)
                                                                                    ---------         ---------

Net cash used for operating activities.....................................           (10,144)          (16,947)
                                                                                    ---------         ---------

Cash flows from investing activities:
     Sale or maturity of investment securities.............................            37,697            70,319
     Purchase of investment securities.....................................           (20,999)          (17,644)
     Sale or liquidation of long-term investments..........................             2,807            14,500
     Purchase of long-term investments.....................................           (11,404)           (2,639)
     Purchase or improvements of real estate...............................            (6,208)          (24,882)
     Sale of other assets..................................................             5,561                --
     Payment of prepetition claims.........................................            (1,199)           (6,723)
     Return of prepetition claims paid.....................................             1,396                --
     Decrease in restricted assets.........................................             2,251            29,011
     Payment for acquisitions, net of cash acquired........................           (20,014)            1,915
                                                                                    ---------         ---------

Net cash provided from (used for) investing activities.....................           (10,112)           63,857
                                                                                    ---------         ---------

Cash flows from financing activities:
     Payment of preferred dividends........................................                --           (41,419)
     Purchase of Class A preferred stock...................................                --           (10,530)
     Increase in margin loans payable......................................                --               744
     Sale of subsidiary's common stock.....................................             5,417                --
     Proceeds from notes payable...........................................            19,993                --
     Repayment of notes payable to related party...........................           (21,500)               --
     Repayment of notes payable............................................           (20,703)               --
     Repayment of other obligations........................................            (3,526)           (8,888)
                                                                                    ---------         ---------

Net cash used for financing activities.....................................           (20,319)          (60,093)
                                                                                    ---------         ---------

Net decrease in cash and cash equivalents..................................           (40,575)          (13,183)
Cash and cash equivalents, beginning of period.............................            57,282            51,742
                                                                                    ---------         ---------

Cash and cash equivalents, end of period...................................         $  16,707         $  38,559
                                                                                    =========         =========



     See accompanying Notes to Quarterly Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

              NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of New Valley Corporation and Subsidiaries (the "Company"). The consolidated financial statements as of September 30, 1997 presented herein have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for an entire year.

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



2.    ACQUISITION

      On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-owned subsidiary of Brooke Group Ltd. ("Brooke"), a related party through the ownership of an approximate 42% voting interest in the Company. Pursuant to the Purchase Agreement, the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas) for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of the Company (the "Note"). The BML Shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The Note is collateralized by the BML Shares and, as of September 30, 1997, had a balance of $12,000 which is payable on December 31, 1997. The note was subsequently reduced to a balance of $8,500 as of November 13, 1997.

      BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On April 18, 1997, BML sold Ducat Place I to one of its tenants for approximately $7,500, which purchase price has been reduced to reflect prepayments of rent. In 1997, BML completed construction of Ducat Place II, a 150,000 sq. ft. office building, which has been substantially pre-leased to a number of leading international companies. The third phase, Ducat Place III, is planned as a 400,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1999. The Company is currently evaluating plans for financing the construction of Ducat Place III.

      The acquisition was treated as a purchase for financial reporting purposes and, accordingly, these consolidated financial statements include the operations of BML from the date of acquisition.

      The purchase price was allocated as follows: current assets of approximately $9,000, investment in real estate of $79,200, other assets of $8,800, assumption of current liabilities of $35,146 and long-term liabilities of $6,854. Current assets consisted primarily of an asset held for sale of $6,400 related to the estimated proceeds from the sale of Ducat Place I, net of $1,100 in accrued closing costs. Liabilities included a $20,400 loan to a Russian bank for the construction of Ducat Place II ("Construction Loan"). In addition, the liabilities of BML included approximately $13,800 of rents and related payments prepaid by tenants of Ducat Place II for periods generally ranging from 15 to 18 months. Proforma operating results for the nine months ended September 30, 1997 and 1996 are not presented herein as the historical operating results of BML are not material to the historical operating results of the Company.

      In August 1997, BML refinanced all amounts due under the Construction Loan with borrowings under a new credit facility with a Russian bank. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At September 30, 1997, borrowings under the new credit agreement totaled $19,993.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      The components of the Company's investment in real estate at September 30, 1997 are as follows:

                                                           U.S.              BML              TOTAL
                                                           ----              ---              -----
          Land  ..................................      $  36,162        $  20,773         $  56,935
          Buildings...............................        147,033           65,000           212,033
          Construction-in-progress................             29               --                29
                                                        ---------        ---------         ---------
                Total.............................        183,224           85,773           268,997
          Less:  accumulated depreciation.........         (6,994)            (406)           (7,400)
                                                         --------        ---------          --------
                Net investment in real estate.....       $176,230        $  85,367          $261,597
                                                         ========        =========          ========

      On November 10, 1997, the Company sold one of its shopping centers located in Marathon, Florida for $5,400 which resulted in a gain on sale of approximately $1,200.

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

      Summarized operating results of the discontinued operations of Thinking Machines are as follows:

                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                SEPTEMBER 30,                           SEPTEMBER 30,
                                              1997              1996              1997              1996
                                              ----              ----              ----              ----
      Revenues.........................  $        --         $  3,318            $3,386            $12,115
                                          ==========          =======             =====             ======
      Operating income (loss)..........  $        --         $ (9,409)          $   950           $ (8,044)
                                          ==========          =======            ======            =======
      Income (loss) before income
         taxes and minority interests..  $        --         $ (9,409)          $   950           $ (8,044)
      Minority interests...............  $        --            4,070              (367)             3,543
                                          ----------          -------            ------            -------
      Net income (loss)................  $        --         $ (5,339)          $   583           $ (4,501)
                                          ==========          =======            ======            =======

      In April 1997, Thinking Machines sold the remaining part of its discontinued operations for $2,405 in cash and a percentage of certain future operating profits. The sale resulted in the Company recording a loss on disposal of discontinued operations of $470, after the recognition of minority interests of $592 and the write-off of goodwill of $1,410. In July 1997, Thinking Machines received its first installment on the operating profits from the discontinued operations which the Company recorded as a gain on discontinued operations of $256.

4.    INCOME TAXES

      At September 30, 1997, the Company had approximately $100,000 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against the amount as it is deemed more likely than not that the benefit of the deferred tax assets will not be utilized. The Company continues to evaluate the realizability of the deferred tax assets and its estimate is subject to change. The income tax provision (benefit), which principally represented the effects of state income taxes, for the nine months ended September 30, 1997 and 1996, does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)





 5.   INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of shareholders' equity (deficit). The Company had realized gains on sales of investment securities available for sale of $1,466 and $8,518 for the three and nine months ended September 30, 1997, respectively.

      The components of investment securities available for sale at September 30, 1997 are as follows:

                                                                       GROSS          GROSS
                                                                    UNREALIZED     UNREALIZED        FAIR
                                                         COST          GAIN           LOSS          VALUE
                                                         ----          ----           ----          -----

      Marketable equity securities:
            RJR Nabisco common stock................      $23,378     $  2,838                     $26,216
            Other marketable equity securities......       10,604       24,395      $     557       34,442
                                                           ------       ------       --------       ------
               Total marketable equity securities...       33,982       27,233            557       60,658
      Marketable debt securities (short-term).......        4,749           --             --        4,749
      Marketable debt securities (long-term)........        3,684           --          1,610        2,074
                                                          -------   ----------        -------      -------
      Total securities available for sale...........       42,415       27,233          2,167       67,481
      Less long-term portion of investment
            securities..............................        3,684           --          1,610        2,074
                                                          -------   ----------        -------      -------
      Investment securities - current portion.......      $38,731      $27,233      $     577      $65,407
                                                           ======       ======       ========       ======

      As of September 30, 1997, the long-term portion of investment securities available for sale consisted of marketable debt securities which mature in two years.

      In October 1997, the Company sold certain appreciated securities and recognized a gain of approximately $11,000.

6.    LONG-TERM INVESTMENTS

      At September 30, 1997, long-term investments consisted primarily of investments in limited partnerships of $18,719 and an equity investment in a company of $1,000. The Company determined that an other than temporary impairment in the value of its investment in a joint venture had occurred and wrote-down this investment to zero in March 1997 with a charge to operations of $3,796. The fair value of the Company's long-term investments approximates its carrying amount. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

      In January 1997, the Company converted an investment in preferred stock made in 1995 into a majority equity interest in a small on-line directory assistance development stage company and, accordingly, began consolidating the results of this company. This long-term investment of $1,001 was written off in 1996 due to continuing losses of this company. In May 1997, this company completed an initial public offering and, as a result, the Company recorded $2,715 as additional paid-in capital which represented its 50.1% ownership in this company's shareholders' equity after this offering.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




      The Company is required under certain limited partnership agreements to make additional investments up to an aggregate of $13,000 as of September 30, 1997. The Company's investments in limited partnerships are illiquid and the ultimate realization of these investments are subject to the performance of the underlying partnership and its management by the general partners.

7.    REDEEMABLE PREFERRED SHARES

      At September 30, 1997, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At September 30, 1997 and December 31, 1996, respectively, the carrying value of such shares amounted to $245,740 and $210,571, including undeclared dividends of $150,871 and $117,117, or $140.81 and $109.31 per share. As of September 30, 1997, the unamortized discount on the Class A Senior Preferred Shares was $5,057.

      For the nine months ended September 30, 1997, the Company recorded $2,173 in compensation expense related to certain Class A Senior Preferred Shares awarded to an officer of the Company in 1996. At September 30, 1997, the balance of the deferred compensation and the unamortized discount related to these award shares was $4,302 and $2,870, respectively.

8.    PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

      The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $133,248 and $115,944 at September 30, 1997 and December 31, 1996, respectively. These undeclared dividends represent $47.75 and $41.55 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

9.    PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

      Those liabilities that are expected to be resolved as part of the Company's First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"), are classified in the Consolidated Balance Sheets as prepetition claims and restructuring accruals. On January 18, 1995, approximately $550 million of prepetition claims were paid pursuant to the Joint Plan. The prepetition claims remaining as of September 30, 1997 of $15,723 may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

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


      Risks and Uncertainties

      BML's real estate development and management operations in Russia could be affected by uncertainties in Russia which may include, among others, political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, inflation, and an undeveloped system of commercial laws and legislative reform relating to foreign ownership in Russia.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

The Company's Consolidated Financial Statements include the accounts of Ladenburg Thalmann & Co. Inc. ("Ladenburg"), BrookeMil Ltd. ("BML"), Thinking Machines Corporation ("Thinking Machines") and other less significant subsidiaries.

On January 19, 1995, the Company emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under its First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). The Joint Plan provided for, among other things, the sale of the Company's money transfer business and the payment of all allowed claims.

ACQUISITION

On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-owned subsidiary of Brooke Group Ltd. ("Brooke"), a related party through the ownership of an approximate 42% voting interest in the Company. Pursuant to the Purchase Agreement, the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas) for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of the Company (the "Note"). The BML Shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The Note is collateralized by the BML Shares and, as of September 30, 1997, had a balance of $12,000 which is payable on December 31, 1997.

BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On February 5, 1997, BML entered into an agreement to sell Ducat Place I to one of its tenants for approximately $7,500, which purchase price has been reduced to reflect prepayments of rent, and consummated the sale on April 18, 1997. In 1997, BML completed construction of Ducat Place II, a 150,000 sq. ft. office building, which has been substantially pre-leased to a number of leading international companies. The third phase, Ducat Place III, is planned as a 400,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1999. The Company is currently evaluating plans for financing the construction of Ducat Place III.

The acquisition was treated as a purchase for financial reporting purposes and, accordingly, the Company's consolidated financial statements include the operations of BML from the date of acquisition.

The purchase price was allocated as follows: current assets of approximately $9,000, investment in real estate of $79,200, other assets of $8,800, assumption of current liabilities of $35,146 and long-term liabilities of $6,854. Current assets consisted primarily of an asset held for sale of $6,400 related to the estimated proceeds from the sale of Ducat Place I, net of $1,100 in accrued closing costs. Liabilities included a $20,400 loan ("Construction Loan") to a Russian bank for the construction of Ducat Place II. In addition, the liabilities of BML included approximately $13,800 of rents and related payments prepaid by tenants of Ducat Place II for periods generally ranging from 15 to 18 months.

RESULTS OF OPERATIONS

Consolidated total revenues were $70,605 for the nine months ended September 30, 1997 versus $83,710 for the same period last year. The decrease in revenues of $13,105 is attributable primarily to the decrease in revenues of Ladenburg as a result of a decline in net principal transactions of $6,979 and a decline of $6,177 in other Ladenburg revenues. During the nine months ended September 30, 1997, Ladenburg experienced a decline in syndicate and underwriting activity, commission income, and net trading profits over the comparable period in the prior year.

For the three months and nine months ended September 30, 1997 and 1996, the results of continuing operations of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BML (real estate), and Thinking Machines (computer software), were as follows:

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                   1997         1996        1997        1996
                                   ----         ----        ----        ----
Broker-dealer:
    Revenues ..................   $ 16,900    $ 13,160    $ 38,756    $ 51,912
    Expenses ..................     17,926      15,425      44,758      52,954
                                  --------    --------    --------    --------
    Operating loss before taxes   $ (1,026)   $ (2,265)   $ (6,002)   $ (1,042)
                                  ========    ========    ========    ========

Real estate:
    Revenues ..................   $  7,079    $  5,941    $ 19,664    $ 17,605
    Expenses ..................      8,933       6,221      25,650      18,169
                                  --------    --------    --------    --------
    Operating loss before taxes
       and minority interest ..   $ (1,854)   $   (280)   $ (5,986)   $   (564)
                                  ========    ========    ========    ========

Computer software:
    Revenues ..................   $     70    $     52    $    364    $    214
    Expenses ..................      2,529       1,422       7,934       4,342
                                  --------    --------    --------    --------
    Operating loss before taxes
       and minority interest ..   $ (2,459)   $ (1,370)   $ (7,570)   $ (4,128)
                                  ========    ========    ========    ========

Corporate and other:
    Revenues ..................   $  2,399    $  2,123    $ 11,821    $ 13,979
    Expenses ..................      4,990       5,930      17,555      26,849
                                  --------    --------    --------    --------
    Operating loss before taxes
       and minority interest ..   $ (2,591)   $ (3,807)   $ (5,734)   $(12,870)
                                  ========    ========    ========    ========

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

Ladenburg's revenues for the third quarter of 1997 increased $3,740 as compared to revenues for the third quarter of 1996. Ladenburg's expenses for the third quarter of 1997 increased $2,501 as compared to expenses for the third quarter of 1996 due primarily to an increase in performance-based compensation expense.

Revenues from the real estate operations for the third quarter of 1997 increased $1,138 primarily due to $1,240 in revenues of BML for the third quarter of 1997. Expenses of the real estate operations increased $2,712 due primarily to $2,686 in expenses of BML for the third quarter of 1997.

Thinking Machines has had only minimal revenues from continuing operations to date. Thinking Machines is developing and marketing a data mining software product. Operating expenses of Thinking Machines consisted of selling, general and administrative and research and development of $1,481 and $1,048, respectively, for the third quarter of 1997 as compared to $572 and $850, respectively, for the third quarter of 1996.

For the third quarter of 1997, the Company's revenues of $2,399 related to corporate and other activities consisted primarily of net gains on investments of $1,466 and interest and dividend income of $808 as compared to interest and dividend income of $2,462 and net loss on investments of $867 for the same period in the prior year.

Corporate and other expenses of $4,990 for the third quarter of 1997 consisted primarily of employee compensation and benefits of $2,157 and professional fees of $950. Corporate and other expenses for the third quarter of 1996 consisted primarily of employee compensation and benefits of $1,493 and interest expense of $1,139.

Income tax expense for the third quarter of 1997 was $24 versus an income tax benefit of $233 for the third quarter of 1996. The income tax expense relates principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

Ladenburg's revenues for the first nine months of 1997 decreased $13,156 as compared to revenues for the first nine months of 1996. Ladenburg's expenses for the first nine months of 1997 decreased $8,196 as compared to expenses for the first nine months of 1996 due primarily to a decline in performance-based compensation expense.

Revenues from the real estate operations for the first nine months of 1997 increased $2,059 primarily due to $2,019 in revenues of BML from the date of acquisition to September 30, 1997. Expenses of the real estate operations increased $7,481 due primarily to $7,164 in expenses of BML from the date of acquisition to September 30, 1997.

Operating expenses of Thinking Machines consisted of selling, general and administrative of $5,026 and research and development of $2,908 for the nine months ended September 30, 1997. Operating expenses of Thinking Machines for the first nine months of 1996 consisted of selling, general and administrative of $2,486 and research and development of $1,856.

For the first nine months of 1997, the Company's revenues of $11,821 related to corporate and other activities consisted primarily of net gains on investments of $8,518 and interest and dividend income of $3,124 as compared to net gains on investments of $2,294 and interest and dividend income of $10,342 for the same period in the prior year.

Corporate and other expenses of $17,555 for the first nine months of 1997 consisted primarily of employee compensation and benefits of $7,171 and a $3,796 provision for loss on a long-term investment. Corporate and other expenses for the first nine months of 1996 consisted primarily of employee compensation and benefits of $4,700, expenses related to the investment in RJR Nabisco common stock of $11,158, and interest expense of $3,589.

Income tax expense for the first nine months of 1997 was $119 versus $67 for the first nine months of 1996. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

DISCONTINUED OPERATIONS

Thinking Machines had revenues and operating income of $3,386 and $950, respectively, for the first nine months of 1997 as compared to revenues and operating losses of $12,115 and $8,044, respectively, for the first nine months of 1996 related to operations that have been classified as discontinued. The decline in revenues was due to the sale of Thinking Machine's parallel processing computer sales operation in December 1996 which had revenues of $2,931 in the first nine months of 1996. In April 1997, Thinking Machines sold the remaining part of its discontinued operations for $2,405 in cash and a percentage of certain future operating profits. The sale resulted in the Company recording a loss on disposal of discontinued operations of $470, after the recognition of minority interests of $592 and the write-off of goodwill of $1,410. In July 1997, Thinking Machines received its first installment on the operating profits from the discontinued operations which the Company recorded as a gain on discontinued operations of $256.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $85,610 at December 31, 1996 to $8,872 at September 30, 1997 primarily as a result of the purchase of BML. As of September 30, 1997, the Company was required under certain limited partnership agreements to make additional investments for an aggregate of $13,000.

During the first nine months of 1997, the Company's cash and cash equivalents decreased from $57,282 to $16,707 due primarily to the net cash paid for the BML acquisition of $20,014 and the $21,500 paid on the note related to the BML acquisition. In addition, the Company had net sales of investment securities of $16,698 and net purchases of long-term investments of $8,597.

In August 1997, BML refinanced all amounts due under the Construction Loan with borrowings under a new credit facility with a Russian bank. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At September 30, 1997, borrowings under the new credit agreement totaled $19,993.

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

Each of the Company's operating businesses, Ladenburg, BML, New Valley Realty, and Thinking Machines are subject to intense competition, changes in consumer preferences, and local economic conditions. Ladenburg is further subject to uncertainties endemic to the securities industry including, without limitation, the volatility of domestic and international financial, bond and stock markets, governmental regulation and litigation. BML's operations in Russia are also subject to a high level of risk in light of Russia's substantial political transformation from a centrally-controlled economy under communist rule to the early stages of a pluralist market-oriented democracy. In connection therewith, Russia has experienced dramatic political, social and economic reform although there is no assurance that further reforms necessary to complete such transformation will occur. The Russian economy has been characterized by, among others, significant inflation, declining industrial productions, rising unemployment and underemployment, and an unstable currency. In addition to the foregoing, BML may be affected unfavorably by political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, a relatively untested judicial system, a still evolving taxation system subject to constant changes which may be retroactive in effect, and other developments in the law or regulations in Russia and, in particular, the risks of expropriation, nationalization and confiscation of assets and changes in legislation relating to foreign ownership. In addition, the system of commercial laws, including the laws governing registration of interests in real estate and the establishment and enforcement of security interests, is not well developed and, in certain circumstances, inconsistent and adds to the risk of investment in the real estate development business in Russia. BML and the Company's U.S. office buildings and shopping centers are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer software products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology. Uncertainties affecting the Company generally include, without limitation, the effect of market conditions on the salability of the Company's investment securities, the uncertainty of other potential acquisitions and investments by the Company, developments relating to the Company's investments in RJR Nabisco, the effects of governmental regulation on the Company's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which the Company may become involved.

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

         See Notes 9 and 10 to the "Notes to the Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         See Notes 7 and 8 to the "Notes to the Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         During the third quarter of fiscal 1997, the Company submitted certain matters to a vote of security holders at its Annual Meeting of Shareholders held on September 22, 1997 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

         At the Annual Meeting, every holder of record of $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value (the "Class A Senior Preferred Shares"), $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value (the "Class B Preferred Shares") and Common Shares, $.01 par value (the "Common Shares"), of the Company at the close of business on July 28, 1997 (the "Record Date") was entitled to vote, in person or by proxy, .4645 of one vote for each Class A Senior Preferred Share, .05 of one vote for each Class B Preferred Share and one vote for each Common Share, as the case may be, held by such holder. As of the Record Date, the Company had outstanding 1,071,462 Class A Senior Preferred Shares, 2,790,776 Class B Preferred Shares and 9,577,624 Common Shares.

         The holders of a majority of the outstanding shares entitled to vote at the Annual Meeting were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the Annual Meeting, as indicated in the following table:

                                                                        Present in Person or Represented by Proxy
                                Shares        Votes          Votes          No. of          No. of        Percent
                            Outstanding    Per Share     Outstanding       Shares          Votes         Of Class
                            -----------    ---------     -----------       ------          -----         --------
          Common Shares       9,577,624        1          9,577,624       8,545,394       8,545,394         89.2

          Class A Senior      1,071,462       .4645         497,694         941,479         437,317         87.9
          Preferred Shares

          Class B             2,760,077        .05          137,804       2,335,575         116,779         84.7
          Preferred Shares

          Combined           13,405,163                  10,213,122      11,822,448       9,099,490         88.2

         The following constitutes a brief description of the matters voted upon at the Annual Meeting and a tabulation of the results:

         1. Five nominees were elected as directors of the Company by more than the required plurality of affirmative votes of the holders of Common Shares, Class A Senior Preferred Shares and Class B Preferred Shares, voting together as a single class, to serve until the next annual stockholders' meeting:

                                            VOTED FOR DIRECTORS                    VOTE WITHHELD
                                       NO. OF VOTES    PERCENT OF VOTES    NO. OF VOTES    PERCENT OF VOTES
              Arnold I. Burns           8,866,986           97.44            232,503             2.56

              Ronald J. Kramer          8,906,696           97.88            192,794             2.12

              Richard J. Lampen         8,905,878           97.87            193,612             2.13

              Bennett S. LeBow          8,896,560           97.77            203,394             2.24

              Howard M. Lorber          8,905,644           97.87            193,846             2.13


         2. Two nominees were elected as directors of the Company by more than the required plurality of affirmative votes of the holders of Class A Senior Preferred Shares, voting as a class, to serve until the earlier of the date on which dividend arrearages have been eliminated on such class of preferred shares or the next annual stockholders' meeting:

                                            VOTED FOR DIRECTORS                    VOTE WITHHELD
                                       NO. OF VOTES    PERCENT OF VOTES     NO. OF VOTES    PERCENT OF VOTES
              Henry C. Beinstein         432,650             98.93             4,667              1.07

              Barry W. Ridings           432,639             98.93             4,678              1.07

         3. Two nominees were elected as directors of the Company by more than the required plurality of affirmative votes of the holders of Class B Preferred Shares and Class A Senior Preferred Shares, voting together as a single class, to serve until the earlier of the date on which dividend arrearages have been eliminated on the Class B Preferred Shares or the next annual stockholders' meeting:

                                            VOTED FOR DIRECTORS                    VOTE WITHHELD
                                       NO. OF VOTES    PERCENT OF VOTES     NO. OF VOTES    PERCENT OF VOTES
              Henry C. Beinstein         545,527             98.45             8,568              1.55

              Barry W. Ridings           545,512             98.45             8,584              1.55


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

                                             NEW VALLEY CORPORATION

                                             (Registrant)

Date:    November 14, 1997           By:     /s/ROBERT M. LUNDGREN
                                             ---------------------
                                             Robert M. Lundgren
                                             Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Duly Authorized Officer and
                                                Chief Accounting Officer)