Form 10-K405
period 1997-12-31
NEW VALLEY CORP
filed 1998-03-31
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-K

                          -----------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NUMBER 1-2493

                           --------------------------

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

                           --------------------------

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

                          Common Shares, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $58,297,000 (based on the shares of voting stock of the registrant outstanding at March 20, 1998 and the last reported sales price on such date for each class of voting stock of the registrant, which includes the Class A Senior Preferred Shares, Class B Preferred Shares and Common Shares). Directors and officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     At March 20, 1998, there were 9,577,624 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III (Items 10,11, 12 and 13) from the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this report.

================================================================================

                                TABLE OF CONTENTS

                                                                                                          PAGE

                                                     PART I
Item 1.   Business.....................................................................................       1
Item 2.   Properties...................................................................................       7
Item 3.   Legal Proceedings............................................................................       8
Item 4.   Submission of Matters to a Vote of Security-Holders;
              Executive Officers of the Registrant.....................................................       8

                                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................      10
Item 6.   Selected Financial Data......................................................................      12
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................      13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................      22
Item 8.   Financial Statements and Supplementary Data..................................................      22
Item 9.   Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................      22

                                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...........................................      23
Item 11.  Executive Compensation.......................................................................      23
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................      23
Item 13.  Certain Relationships and Related Transactions...............................................      23

                                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................      24

SIGNATURES.............................................................................................      59

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

LADENBURG THALMANN & CO. INC.

         On May 31, 1995, the Company acquired all of the outstanding shares of common stock and other equity interests of Ladenburg for $25.8 million, net of cash acquired, subject to adjustment. Ladenburg is a full service broker-dealer which has been a member of the New York Stock Exchange ("NYSE") since 1876. Its specialties include investment banking, trading, research, market making, private client services, institutional sales and asset management.

         Ladenburg's investment banking area maintains relationships with businesses and provides them with research, advisory and investor relations support. Services include merger and acquisition consulting, management of and participation in underwriting of equity and debt financing, private debt and equity financing, and rendering appraisals, financial evaluations and fairness opinions. Ladenburg's listed securities, fixed income and over-the-counter trading areas include trading a variety of financial instruments. Ladenburg's client services and institutional sales departments serve over 20,000 accounts worldwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.

         Ladenburg is a wholly-owned subsidiary of Ladenburg Thalmann Group Inc. ("Ladenburg Group"), which has other subsidiaries specializing in merchant banking, venture capital and investment banking activities on an international level. Ladenburg Thalmann International ("LTI"), a wholly-owned subsidiary of Ladenburg Group, is engaged in corporate finance and capital markets activities in Russia and Ukraine, seeking, among other things, mandates to raise capital for local corporate issuers in the international capital markets. LTI, headquartered in New York City, has an office in Kiev, Ukraine.

         In July 1997, LTI, together with Societe Generale, formed a fund with an initial capitalization of US$90.5 million for investment in public and private equity securities in Ukraine. LTI's Kiev office serves as investment advisor to the fund.

BROOKEMIL LTD.

         On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), pursuant to which the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas). The shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The following summary reflects all material terms of and is qualified in its entirety by reference to the Purchase Agreement and the annexes thereto, copies of which are incorporated by reference as exhibits to this report.

         The Company paid Brooke (Overseas) a purchase price of $55 million for the BML Shares, consisting of $21.5 million in cash and a $33.5 million 9% promissory note of the Company (the "Note"). The Note, which was collateralized by the BML Shares, was paid during 1997. The source of funds used by the Company for the acquisition, including the payment of the Note, was general working capital including cash and cash equivalents and proceeds from the sale of investment securities available for sale. The amount of consideration paid by the Company was determined based on a number of factors including current valuations of the assets, future development plans, local real estate market conditions and prevailing economic and political conditions in Russia.

         The Company retained independent legal counsel and financial advisors in connection with the evaluation and negotiation of the transaction, which was approved by a special committee of the independent directors of the Company. In accordance with the terms of the Joint Plan, the transaction was approved by not less than two-thirds of the entire Board of Directors, including the approval of at least one of the directors elected by the holders of the Company's preferred shares, and a fairness opinion from an investment banking firm was obtained. The shareholders of the Company did not vote on the BML transaction (nor the acquisition of Ladenburg or the Office Buildings and Shopping Centers described below) as their approval was not required by applicable corporate law or the Company's constituent documents.

         Brooke (Overseas) is a wholly-owned subsidiary of BGLS Inc. ("BGLS"), which is wholly-owned by Brooke Group Ltd. ("Brooke"). Brooke indirectly owns an approximate 42% voting interest in the Company. See "Significant Shareholders" and the information incorporated by reference under Item 12, "Security Ownership of Certain Beneficial Owners and Management". See Note 10 (Commitments and Contingencies) to the Consolidated Financial Statements regarding a pending lawsuit relating to the Company's purchase of the BML Shares.

         BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was successfully built and leased. On April 18, 1997, BML sold Ducat Place I to one of its tenants, Citibank, for approximately $7.5 million, which purchase price had been reduced to reflect approximately $6.2 million of rent prepayments by Citibank. In 1997, BML completed construction of Ducat Place II, a premier 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies including Motorola, Conoco, Lukoil-Arco and Morgan Stanley. The third phase, Ducat Place III, is planned as a 350,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1999. The Company and BML are currently involved in the planning for the development of a number of other real estate projects in Russia and the Ukraine, including a hotel and office building in Kiev.

         In connection with the Purchase Agreement, certain specified liabilities of BML aggregating approximately $40 million remained as liabilities of BML after the purchase of the BML Shares by the Company. These liabilities included a $20.4 million loan owed to Vneshtorgbank, a Russian bank, for the construction of Ducat Place II (the "Construction Loan"). In addition, the liabilities of BML at the time of purchase included approximately $13.8 million of rents and related payments prepaid by tenants in Ducat Place II for periods generally ranging from 15 to 18 months.

         In August 1997, BML refinanced all amounts due under the Construction Loan with borrowings under a new credit facility with the Russian bank SBS-Agro. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At
December 31, 1997, borrowings under the new credit agreement totaled $20.1 million.

         WESTERN REALTY. In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty") to make real estate and other investments in Russia. In connection with the formation of Western Realty, the Company agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty and Apollo agreed to contribute up to $58 million.

         Under the terms of the agreement governing Western Realty (the "LLC Agreement"), the ownership and voting interests in Western Realty will be held equally by Apollo and the Company. Apollo will be entitled to a preference on distributions of cash from Western Realty to the extent of its investment, together with a 15% annual rate of return, and the Company will then be entitled to a return of $10 million of BML-related expenses incurred by the Company since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to the Company and 30% to Apollo. Western Realty will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty will generally require the unanimous consent of the Board of Managers. Accordingly, the Company will account for its non-controlling interest in Western Realty on the equity method. See Note 22 (Subsequent Events) to the Consolidated Financial Statements.

         The Company, Brooke and their affiliates have other business relationships with affiliates of Apollo. On January 11, 1996, the Company acquired from an affiliate of Apollo eight shopping centers for $72.5 million. See "New Valley Realty Division". The Company and pension plans sponsored by BGLS have invested in investment partnerships managed by an affiliate of Apollo. Affiliates of Apollo own a substantial amount of debt securities of BGLS and warrants to purchase common stock of Brooke.

         On February 27, 1998, at an initial closing under the LLC Agreement, Apollo made a $11 million loan (the "Loan") to Western Realty. The Loan, which bears interest at the rate of 15% per annum and is due September 30, 1998, is collateralized by a pledge of the Company's shares of BML. Upon completion of the transfer of Ducat Place II and the satisfaction of other conditions under the LLC Agreement, the Loan and the accrued interest thereon will be converted intoa capital contribution by Apollo to Western Realty and the BML pledge released.

         Western Realty will seek to make additional real estate and other investments in Russia. The Company and Apollo have agreed to invest, through Western Realty or another entity, up to $25 million in the aggregate for the potential development of a real estate project in Moscow. In addition, Western Realty has agreed to acquire for $20 million a 30% profits interest in a company organized by Brooke (Overseas) which will, among other things, acquire an interest in an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of Brooke (Overseas). See Item 4, "Property."

         The foregoing summary reflects all material terms of and is qualified in its entirety by reference to the LLC Agreement, a copy of which is incorporated by reference as an exhibit to this report.

NEW VALLEY REALTY DIVISION

         On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers"), respectively, for an aggregate purchase price of $183.9 million, consisting of $23.9 million in cash and $160 million in non-recourse mortgage financing provided by the sellers. The Office Buildings and Shopping Centers are being operated through the Company's New Valley Realty division.

         The Office Buildings consist of two adjacent commercial office buildings in Troy, Michigan and two adjacent commercial office buildings in Bernards Township, New Jersey. The Company acquired the Office

Buildings in Michigan from Bellemead of Michigan, Inc. ("Bellemead Michigan") and the Office Buildings in New Jersey from Jared Associates, L.P. (each, a "Seller"), for an aggregate purchase price of $111.4 million. Each Seller is an affiliate of Bellemead Development Corporation, which was indirectly wholly-owned by The Chubb Corporation. The purchase price was paid for the Office Buildings as follows: (i) $23.5 million for the 700 Tower Drive property, located in Troy, Michigan; (ii) $28.1 million for the 800 Tower Drive property, located in Troy, Michigan; (iii) $48.3 million for the Westgate I property, located in Bernards Township, New Jersey; and (iv) $11.4 million for the Westgate II property, located in Bernards Township, New Jersey. The two Michigan buildings were constructed in 1987 and the two New Jersey buildings were constructed in 1991. The gross square footage of the Office Buildings ranges from approximately 50,300 square feet to approximately 244,000 square feet.

         The Company acquired a fee simple interest in each Office Building (subject to certain rights of existing tenants), together with a fee simple interest in the land underlying three of the Office Buildings and a 98-year ground lease (the "Ground Lease") underlying one of the Office Buildings. Under the Ground Lease, Bellemead Michigan, as lessor, is entitled to receive rental payments of a fixed monthly amount and a specified portion of the income received from the 700 Tower Drive property. Space in the Office Buildings is leased to commercial tenants and, as of March 20, 1998, the Office Buildings were fully occupied.

         Concurrently with the acquisition of the Office Buildings, the Company engaged a property-management affiliate of the Sellers that had previously managed the Office Buildings to act as the managing agent and leasing agent for the Office Buildings. The agreement for the New Jersey Office Buildings has a fifteen-year term and the agreement for the Michigan Office Buildings expires June 30, 1998, but the agreements may be terminated by either party on 60 days' notice without cause or economic penalty. Effective November 1997, the agreements were assigned to Gale & Wentworth, LLC, a national real estate company.

         On January 11, 1996, the Company acquired the Shopping Centers from various limited partnerships (AP Century I., L.P., AP Century II, L.P., AP Century III, L.P., AP Century IV, L.P., AP Century V, L.P., AP Century VI, L.P., AP Century VIII, L.P., and AP Century IX, L.P.) (each, a "Partnership") for an aggregate purchase price of $72.5 million. Each Partnership is an affiliate of Apollo. The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia. The Company acquired a fee simple interest in each Shopping Center and the underlying land for each property. Space in the Shopping Center is leased to a variety of commercial tenants and, as of March 20, 1998, the aggregate occupancy of the Shopping Centers was approximately 92%. The Shopping Centers were constructed at various times during the period 1963-1988. The gross square footage of the Shopping Centers ranges from approximately 108,500 square feet to approximately 222,500 square feet.

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

         The acquisition of the Office Buildings was effected pursuant to a purchase agreement dated January 10, 1996. The acquisition of the Shopping Centers was effected pursuant to a purchase agreement dated January 11, 1996. For information concerning other business relationships with affiliates of Apollo, see "BrookeMil Ltd." The foregoing summary reflects all material terms of and is qualified in its entirety by reference to the purchase agreements, copies of which are incorporated by reference as exhibits to this report.

         On November 10, 1997, the Company sold its Marathon, Florida Shopping Center for $5.4 million and recognized a gain of $1.2 million on the sale.

OTHER ACQUISITIONS AND INVESTMENTS

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

         On February 8, 1996, the date of confirmation of the TMC Plan, Thinking Machines emerged from bankruptcy and merged with TMCA pursuant to the TMC Plan. As a result of this merger, the Loan was converted into a controlling interest in a partnership which held approximately 61% of the outstanding common stock of Thinking Machines. Thinking Machines used the Loan proceeds to help fund its advanced product development and marketing. In December 1997, the Company acquired for $3.15 million additional shares in Thinking Machines pursuant to a rights offering by Thinking Machines to its existing shareholders which increased the Company's ownership to approximately 73% of the outstanding Thinking Machines shares.

         Thinking Machine designs, develops, markets and supports software offering prediction-based management solutions under the name LoyaltyStream(TM) for businesses such as financial services and telecommunications providers to help reduce customer attrition, control costs, more effectively cross-sell or bundle products or services and manage risks. Incorporated in LoyaltyStream is Darwin(R), a data mining software tool set with which a customer can analyze vast amounts of its pre-existing data as well as external demographics data to predict behavior or outcomes, and then send this information through systems integration to those divisions of the customer which can use it to more effectively anticipate and solve business problems. To date, no material revenues have been recognized by Thinking Machines with respect to the sale or licensing of such software and services.

         During the fourth quarter of 1996, Thinking Machines adopted a plan to terminate its parallel processing computer sales and service business. As a result, Thinking Machines wrote-down certain assets, principally inventory, related to these operations to their net realizable value by $6.1 million. Thinking Machines sold its parallel processing software business on November 19, 1996 for $4.3 million and sold its remaining parallel processing service business in April 1997 for $2.4 million in cash and a percentage of certain future operating profits.

         PC411. At December 31, 1997, the Company owned 50.1% of the outstanding shares of PC411, Inc. ("PC411"), a development stage company which completed an initial public offering with net proceeds of $5.9 million in May 1997, PC411, which provides on-line electronic directory assistance to personal computer users, is currently offering a limited version of the PC411 service over the Internet. PC411's long-term strategy is to position itself as an Internet/intranet (private server based networks) information publishing and distribution company.

         MISCELLANEOUS INVESTMENTS. As of December 31, 1997, long-term investments consisted primarily of investments in limited partnerships of $27.2 million. The Company determined that an other than temporary impairment in the value of its investment in a joint venture had occurred and wrote-down this investment to zero in 1997 with a charge to operations of $3.8 million. For further information concerning these and other investments, see Note 8 (Long-Term Investments) to the Consolidated Financial Statements.

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

         In May 1996, the Company reached an agreement with FFMC whereby FFMC released the balance held in escrow ($28.7 million) pursuant to the FFMC Agreement. In addition, the FFMC Agreement required the Company to pay FFMC $7 million in connection with the termination of the various service agreements the Company had with FFMC. The Company recognized a gain on the termination of these service agreements of approximately $1.3 million, representing the excess of the amounts previously accrued under these agreements.

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

         As noted above, Thinking Machines discontinued its parallel processing computer sales and service business during the fourth quarter of 1996 and sold part of this business for $4.3 million on November 19, 1996. For financial accounting purposes, the Company recognized in 1996 a loss on Thinking Machines' discontinued operations of approximately $3.8 million and recognized a gain on the sale of $2.4 million. The amounts recognized were net of minority interests therein. In April 1997, Thinking Machines sold the remaining part of its discontinued operations for $2.4 million in cash and a percentage of certain future operating profits. The sale resulted in the Company recording a loss on disposal of discontinued operations of $470,000 after the recognition of minority interests and the write-off of goodwill. During 1997, Thinking Machines received profit participation payments totaling $1.2 million, which the Company recorded as a gain on discontinued operations of $742,000, representing its average ownership percentage of Thinking Machines in 1997.

         As a result of the foregoing dispositions of the Money Transfer Business and the Messaging Services Business to FFMC, and Thinking Machines' termination of its parallel processing computer sales and service business, such operations have been treated as discontinued operations in the accompanying Consolidated Financial Statements. See Note 4 (Discontinued Operations) to the Consolidated Financial Statements.

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

         On November 1, 1994, the Bankruptcy Court entered an order confirming the Joint Plan. In addition to providing for the sale of assets to FFMC, the Joint Plan provided for, among other things, (i) the satisfaction of allowed claims in full, in cash, including settlement of all issues relating to post-petition interest, (ii) the discharge (unless otherwise specifically provided therein) of all pending lawsuits, pre-petition indebtedness (other than disputed claims), accrued interest and post-petition interest and (iii) the reinstatement of all of the Company's $15.00 Class A Increasing Rate Cumulative Senior Preferred Shares ($100 Liquidation Value), $.01 par value per share (the "Class A Senior Preferred Shares"), all of the Company's $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Preferred Shares"), and all of the Company's Common Shares, and all other equity security interests of the Company. The Joint Plan required the Company to pay a $50 per share cash dividend to the holders of the Class A Senior Preferred Shares and to make a tender offer to purchase up to 150,000 Class A Senior Preferred Shares, at a price of $80 per share. The foregoing summary of the material features of the Joint Plan is qualified in its entirety by reference to the Joint Plan, a copy of which is incorporated by reference as an exhibit to this report.

         The Joint Plan also places restrictions on and requires approvals for certain transactions with Brooke and its affiliates to which the Company or a subsidiary of, or entity controlled by, the Company may be party, including the requirements, subject to certain exceptions for transactions involving less than $1 million in a year or pro rata distributions on the Company's capital stock, of approval by not less than two-thirds of the entire Board, including at least one of the directors elected by the holders of the Company's preferred shares, and receipt of a fairness opinion from an investment banking firm. In addition, the Joint Plan requires that, whenever the Company's Certificate of Incorporation provides for the vote of the holders of the Class A Senior Preferred Shares acting as a single class, such vote must, in addition to satisfying all other applicable requirements, reflect the affirmative vote of either (x) 80% of the outstanding shares of that class or (y) a simple majority of all shares of that class voting on the issue exclusive of shares beneficially owned by Brooke.

         On January 18, 1995, the effective date of the Joint Plan, the Company paid approximately $550 million on account of allowed prepetition claims and emerged from bankruptcy. At December 31, 1997, the Company's remaining accruals totaled approximately $12.6 million for unsettled prepetition claims and restructuring accruals. See Note 17 (Prepetition Claims under Chapter 11 and Restructuring Accruals) to the Consolidated Financial Statements.

SIGNIFICANT SHAREHOLDERS

         At March 27, 1998, Brooke held in the aggregate through BGLS' direct and indirect ownership of Class A Senior Preferred Shares, Class B Preferred Shares and Common Shares of the Company, approximately 42% of the combined voting power of the Company. See the information incorporated by reference under
Item 12, "Security Ownership of Certain Beneficial Owners and Management".

         Bennett S. LeBow, Chairman of the Board and Chief Executive Officer of the Company, serves as Chairman of the Board, President and Chief Executive Officer of Brooke and of BGLS, and is the controlling stockholder of Brooke. Howard M. Lorber, a director, President and Chief Operating Officer of the Company, serves as a consultant to Brooke and its subsidiaries and is a stockholder of Brooke. Richard J. Lampen, a director and Executive Vice President of the Company, serves as Executive Vice President of Brooke and BGLS. Marc N. Bell, Vice President, Associate General Counsel and Secretary of the Company, serves as Vice President, General Counsel and Secretary, of Brooke and BGLS.

EMPLOYEE RELATIONS

         At December 31, 1997, the Company had approximately 438 full-time employees of which approximately 382 were employed by Ladenburg. The Company believes that relations with its employees are satisfactory.

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

         In January 1996, the Company acquired the Office Buildings and the Shopping Centers. Two of the Office Buildings are located in Bernards Township, New Jersey, and the other two are located in Troy, Michigan. The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia. The Company acquired a fee simple interest in each Office Building (subject to certain rights of existing tenants), together with a fee simple interest in the land underlying three of the Office Buildings and a 98-year ground lease underlying one of the Office Buildings. The Office Buildings are subject to purchase money liens in favor of the Sellers. The Company acquired a fee simple interest in each Shopping Center and the underlying land for each property. The Shopping Centers are subject to purchase money liens in favor of the Partnerships and the Richland, Washington shopping center is also subject to a prior senior lien in favor of a lender to the Partnership (the "Senior Mortgage"). The Office Buildings and Shopping Centers are being operated through the Company's New Valley Realty division. On November 10, 1997, the Company sold the Marathon, Florida shopping center. See
Item 1, "Business - New Valley Realty Division".

         In January 1997, the Company acquired 99.1% of the outstanding shares of BML. BML had a 49 year land lease for the 2.2 acres of land in downtown Moscow, Russia, where BML is developing the three-phase Ducat Place complex, and owned the buildings comprising Ducat Place I and Ducat Place II. Ducat Place I, the first phase of the project, is a 46,500 square foot building completed in 1993, which was sold by BML in April 1997 to a tenant. Ducat Place II, the second phase of the project, is a 150,000 square foot office building completed in 1997. Ducat Place II is subject to a mortgage in favor of SBS-Agro, a Russian bank. The site of the proposed third phase of the project is currently used by Liggett-Ducat Ltd., an affiliate of Brooke and BGLS, as the site for its tobacco factory pursuant to a Use Agreement with BML, terminable by BML on 270 days' prior notice. In addition, the Company has the right under the Purchase Agreement to require Brooke (Overseas) and BGLS to repurchase this site for the then appraised fair market value, but in no event less than $13.6 million, during the period Liggett-Ducat Ltd. operates the factory on such site. Liggett-Ducat Ltd., which is constructing a new factory on the outskirts of Moscow which is currently scheduled to be operational by early 1999, will vacate the site upon completion of the new factory. See Item 1, "Business-BrookeMil Ltd."

         In February 1998, the Company and Apollo formed Western Realty which will hold the real estate assets of BML and will make real estate and other investments in Russia. Western Realty agreed to acquire for $20 million a 30% profits interest in a company organized by Brooke (Overseas) which will, among other things, acquire an interest in the new factory being constructed by Liggett-Ducat Ltd. See Item 1, "Business - BrookeMil Ltd."

ITEM 3.   LEGAL PROCEEDINGS

         Reference is made to Notes 10 and 17 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS; EXECUTIVE OFFICERS OF THE REGISTRANT

         During the last quarter of 1997, no matter was submitted to shareholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below, together with accompanying text, presents certain information regarding all current executive officers of the Company as of March 20, 1998. There are no family relationships among the executive officers of the Company. Each of the executive officers of the Company serves until the election and qualification of his successor or until his death, resignation or removal by the Board of Directors of the Company.


                                                                                                 YEAR INDIVIDUAL
                                                                                                    BECAME AN
NAME                               AGE                          POSITION                        EXECUTIVE OFFICER
----                               ---                          --------                        -----------------
Bennett S. LeBow.............       60      Chairman of the Board and Chief Executive                1988
                                            Officer

Howard M. Lorber.............       49      President and Chief Operating Officer                    1994

Richard J. Lampen............       44      Executive Vice President and General Counsel             1995

J. Bryant Kirkland III.......       32      Vice President, Treasurer and Chief Financial            1998
                                            Officer

Marc N. Bell.................       37      Vice President, Associate General Counsel and            1998
                                            Secretary

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

         Mr. LeBow has been a director of Liggett Group Inc. ("Liggett"), a manufacturer and seller of cigarettes, since June 1990 and was Chairman of the Board from July 1990 to May 1993. He served as one of three interim Co-Chief Executive Officers from March 1993 to May 1993. Liggett is a wholly-owned subsidiary of BGLS.

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

         HOWARD M. LORBER has been President and Chief Operating Officer of the Company since November 1994 and serves as a director of the Company. Mr. Lorber has been Chairman of the Board and Chief Executive Officer of Hallman & Lorber Assoc., Inc., consultants and actuaries to qualified pension and profit sharing plans ("Hallman & Lorber"), and various of its affiliates since 1975. Mr. Lorber has been a shareholder and registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the NASD, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan's Famous, Inc., a chain of fast food restaurants; a consultant to Brooke and its subsidiaries since January 1994; a director and member of the Audit Committee of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; and a director and member of the Audit Committee of Prime Hospitality Corp., a company doing business in the lodging industry, since May 1994.

         RICHARD J. LAMPEN has been Executive Vice President and General Counsel of the Company since October 1995 and serves as a director of the Company. Since July 1996, Mr. Lampen has served as Executive Vice President of Brooke and BGLS. Mr. Lampen has been a director of Thinking Machines since February 1996, PC411 since January 1997 and Spec's Music Inc. since October 1997. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen has served as a director of a number of companies, including U.S. Can Corporation and The International Bank of Miami, N.A., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

         J. BRYANT KIRKLAND III has been Vice President, Treasurer and Chief Financial Officer of the Company since January 1998, and since November 1994 has served in various financial capacities with the Company and with Brooke and BGLS. Prior to November 1994, Mr. Kirkland served as Director of Financial Planning and Control of Liggett.

         MARC N. BELL has been the Vice President of the Company since February 1998 and has served as Associate General Counsel and Secretary of the Company since November 1994. Since May 1994, Mr. Bell has served as General Counsel and Secretary of Brooke and BGLS and since January 1998, as Vice President. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman, Spaeder, Taylor & Evans, in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein
* Badillo * Wagner * Harding in New York, New York.

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

       YEAR                                                  HIGH          LOW
       ----                                                  ----          ---

       1997:
       Fourth Quarter...............................        $1.00         $ .47
       Third Quarter................................         1.22           .75
       Second Quarter...............................         1.56           .91
       First Quarter................................         1.94          1.38

       1996:
       Fourth Quarter...............................         4.25          1.25
       Third Quarter................................         5.50          2.13
       Second Quarter...............................         6.00          4.41
       First Quarter................................         7.80          5.41


HOLDERS

         At March 26, 1998, there were approximately 7,860 holders of record of the Common Shares.

DIVIDENDS

         No dividends were paid on the Common Shares in 1997. The Company's Restated Certificate of Incorporation provides that no dividends shall be paid or declared (i) on the Class B Preferred Shares (other than a dividend payable in junior stock) as long as there are any dividend arrearages on the Class A Senior Preferred Shares, and (ii) on the Common Shares so long as there are dividend arrearages on the Preferred Shares. The accrued and unpaid dividend arrearage on the Class A Senior Preferred Shares at December 31, 1997 was $258,638,000 or $152.41 per share. The accrued and unpaid dividend arrearage on the Class B Preferred Shares at December 31, 1997 was $139,412,000 or $49.95 per share. Within these constraints, the payment of future dividends, if any, will be determined by the Board of Directors in light of the Company's financial condition, cash flow, results of operations, legal dividend capacity and other factors.

ITEM 6.    SELECTED FINANCIAL DATA

                                                                     YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                   1997          1996          1995          1994          1993
                                                 --------      --------      --------      --------       ------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:(a)
Total revenues ...........................       $108,441      $111,954      $ 67,730      $ 10,381     $   3,844
Total costs and expenses(b)...............        136,685       128,209        66,064        26,146        15,034
                                               ----------     ---------     ---------     ---------     ---------

Income (loss) from continuing operations
   before income taxes, minority interests,
   and extraordinary items................        (28,244)      (16,255)        1,666       (15,765)      (11,190)
Income tax provision (benefit)............            186           300           292          (500)         (225)
Minority interests in loss from continuing
   operations of consolidated subsidiary..          3,237         3,339            --            --            --
                                               ----------     ---------     ---------     ---------     ---------

Income (loss) from continuing operations
   before extraordinary items.............        (25,193)      (13,216)        1,374       (15,265)      (10,965)
Income  from discontinued operations......          4,620         5,726        16,873     1,135,706        38,368
                                               ----------     ---------     ---------     ---------     ---------

Income (loss) before extraordinary items..        (20,573)       (7,490)       18,247     1,120,441        27,403
Extraordinary items(c)....................             --            --            --      (110,500)        8,417
                                               ----------     ---------     ---------     ---------     ---------

Net income (loss).........................        (20,573)       (7,490)       18,247     1,009,941        35,820

Dividend requirements on preferred shares(d)      (68,475)      (61,949)      (72,303)      (80,037)      (68,706)
Excess of carrying value of redeemable
   preferred shares over cost of shares
   purchased..............................             --         4,279        40,342            --            --
                                               ----------     ---------     ---------     ---------     ---------

Net income (loss) applicable to
   Common Shares..........................      $ (89,048)    $ (65,160)    $ (13,714)    $ 929,904     $ (32,886)
                                               ==========     =========     =========     =========     =========

Per Common and equivalent share:

Basic:
   Income (loss) from continuing operations
     before extraordinary items...........         $(9.78)       $(7.40)       $(3.20)     $ (10.12)       $(8.49)
   Discontinued operations................            .48           .60          1.77        120.63          4.09
   Extraordinary items....................             --            --            --        (11.74)          .90
   Net income (loss)......................          (9.30)        (6.80)        (1.43)        98.77         (3.50)

Diluted:
   Income (loss) from continuing operations
     before extraordinary items...........          (9.78)        (7.40)        (3.20)        (9.00)        (8.49)
   Discontinued operations................            .48           .60          1.77        107.36          4.09
   Extraordinary items....................             --            --            --        (10.45)          .90
   Net income (loss)......................          (9.30)        (6.80)        (1.43)        87.91         (3.50)

Dividends declared(d).....................             --            --            --            --            --

BALANCE SHEET DATA:
Total assets..............................       $441,391      $406,540      $385,822    $1,069,891      $269,483
Long-term obligations.....................        185,024       170,223        11,967        36,177        19,318
Prepetition claims(e).....................         12,611        15,526        33,392       619,833       791,893
Redeemable preferred shares(f)............        258,638       210,571       226,396       317,798       329,233
Shareholders' equity (deficiency).........       (130,399)      (72,364)      (30,461)      (38,444)   (1,020,656)
Working capital (deficiency)..............         (9,486)       85,610       155,565       284,849        64,695

----------------------

(a) The operating results for 1993 were reclassified to reflect the discontinued operations of FSI and DSI. See Note 4 to the Consolidated Financial Statements.

(b) Includes reorganization expense (benefit) of $(9,706), $(2,044), $22,734 and $9,035 in 1996, 1995, 1994 and 1993, respectively.

(c) Represents extraordinary loss on the extinguishment of debt in 1994 and the extraordinary gain on the early termination of a capital lease in 1993.

(d) The 1997, 1996, 1995, 1994 and 1993 dividend requirements on preferred shares amounts include $512, $417, $521, $4,847 and $3,999, respectively, accrued on the redeemable Class A Senior Preferred Shares to reflect the effective dividend yield over the life of such securities. All preferred dividends, whether or not declared, are reflected as a deduction in arriving at income (loss) applicable to Common Shares. No dividends on Preferred Shares were declared in 1997 and 1993. Dividends of $40 per share in 1996 and $50 per share in both 1995 and 1994 were declared on the redeemable Class A Senior Preferred Shares.

(e) Represents prepetition claims against the Company in its bankruptcy case. See Note 17 to the Consolidated Financial Statements.

(f) Includes cumulative preferred dividends on the redeemable Class A Senior Preferred Shares of $163,302, $117,117, $121,893, $176,761 and $193,042 at
      December 31, 1997, 1996, 1995, 1994 and 1993, respectively. See Note 13 to the Consolidated Financial Statements.

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

         On November 1, 1994, the Bankruptcy Court confirmed the Joint Plan and, on January 18, 1995, the Company emerged from bankruptcy. The Joint Plan provided for, among other things, the sale of the Company's Money Transfer Business to FFMC, the payment of all allowed claims (including post-petition interest of $178,000), a $50 per share dividend to holders of Class A Senior Preferred Shares and a tender offer by the Company to purchase up to 150,000 Class A Senior Preferred Shares, at a price of $80 per share. In addition, on October 31, 1995, the Company completed the sale of the Messaging Services Business to FFMC for $20,000, subject to certain adjustments. As a result, the results of operations of the Money Transfer Business and the Messaging Services Business are presented as discontinued operations. These discontinued operations, as more fully described below, generated virtually all of the previously reported revenues of the Company prior to 1995. See Item 1, "Business
- Bankruptcy Reorganization" and "- Discontinued Operations."

RECENT DEVELOPMENTS

         BML PURCHASE. On January 31, 1997, the Company entered into the Purchase Agreement with Brooke (Overseas), pursuant to which the Company acquired the BML Shares, representing 99.1% of the common stock of BML from Brooke (Overseas), a wholly-owned subsidiary of BGLS. The Company paid to Brooke (Overseas) a purchase price of $55,000 for the BML Shares, consisting of $21,500 in cash and the $33,500 9% Note of the

Company. The Note, which was collateralized by the BML Shares, was paid during 1997. The source of funds used by the Company for the acquisition, including the payment of the Note, was general working capital including cash and cash equivalents and proceeds from the sale of investment securities available for sale.

         BML, a real estate development company in Russia, is developing Ducat Place, a three-phase complex on 2.2 acres of land in downtown Moscow. In connection with the Purchase Agreement, certain specified liabilities of BML aggregating approximately $40,000 remained as liabilities of BML after the purchase of the Shares by the Company. These liabilities included the $20,400 Construction Loan owed to Vneshtorgbank. In addition, the liabilities of BML at the time of purchase included approximately $13,800 of rents and related payments prepaid by tenants in Ducat Place II for periods generally ranging from 15 to 18 months. See Item 1. "Business - BrookeMil Ltd.".

         In August 1997, BML refinanced all amounts due under the Construction Loan with borrowings under a new credit facility with the Russian bank SBS-Agro. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At December 31, 1997, borrowings under the new credit agreement totaled $20,078.

         WESTERN REALTY. In February 1998, the Company and Apollo organized Western Realty to make real estate and other investments in Russia. In connection with the formation of Western Realty, the Company agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty and Apollo agreed to contribute up to $58,000. The Company will account for its non-controlling interest in Western Realty on the equity method. See Note 22 (Subsequent Events) to the Consolidated Financial Statements. See Item 1. "Business - BrookeMil Ltd."

         Western Realty will seek to make additional real estate and other investments in Russia. The Company and Apollo have agreed to invest, through Western Realty or another entity, up to $25,000 in the aggregate for the potential development of a real estate project in Moscow. In addition, Western Realty has agreed to acquire for $20,000 a 30% profits interest in a company organized by Brooke (Overseas) which will, among other things, acquire an interest in an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of Brooke (Overseas). See Item 4, "Property."

         THE COMPANY'S INVESTMENT IN RJR NABISCO. At December 31, 1997, the Company held 612,650 shares of common stock of RJR Nabisco Holdings Corp. ("RJR Nabisco") with a market value of $22,898 (cost of $18,780). The Company expensed $100 in 1997, $11,724 in 1996 and $3,879 in 1995 relating to the RJR Nabisco investment.

         In June 1996, various agreements between High River Limited Partnership ("High River"), the Company and Brooke were terminated by mutual consent. Pursuant to these agreements the parties had agreed to take certain actions during late 1995 and throughout 1996 designed to cause RJR Nabisco to effectuate a spinoff of its food business, Nabisco Holdings Corp. The terminations of the High River agreements left in effect for one year certain provisions concerning payments to be made to High River in the event the Company achieved a profit (after deducting certain expenses) on the sale of the shares of RJR Nabisco common stock which were held by it or they were valued at the end of such year at higher than their purchase price or in the event Brooke or its affiliates engaged in certain transactions with RJR Nabisco. Based on the market price of RJR Nabisco common stock, no amounts were payable by the Company under these agreements.

         Pursuant to a December 27, 1995 agreement between the Company and Brooke whereby the Company agreed to reimburse Brooke and its subsidiaries for certain reasonable out-of-pocket expenses in connection with RJR Nabisco, the Company paid Brooke and its subsidiaries a total of $17 and $2,370 in 1997 and 1996, respectively.

         On February 29, 1996, the Company entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). The Company entered into the Swap in order to be able to participate in any increase or decrease in the value of the RJR Nabisco common stock during the term of the Swap. The transaction was for a period of up to six months, unless extended by the parties, subject to earlier termination at the election of the Company, and provided for the Company to make a payment to the Counterparty of $1,537 upon commencement of the Swap. At the termination of the transaction, if the price of the RJR Nabisco common stock during a specified period prior to such date (the "Final Price") exceeded $34.42, the price of the RJR Nabisco common stock during a specified period following the commencement of the Swap (the "Initial Price"), the Counterparty was required to pay the Company an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco common stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price was less than the Initial Price, then the Company was required to pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco common stock subject to the Swap, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, the Company was not required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap were guaranteed by the Counterparty's parent, a large foreign bank, and the Company pledged certain collateral in respect of its potential obligations under the Swap and agreed to pledge additional collateral under certain conditions. The Company marked its obligation with respect to the Swap to fair value with unrealized gains or losses included in income. During the third quarter of 1997, the Swap was terminated in connection with the Company's reduction of its holdings of RJR Nabisco common stock, and the Company recognized a loss on the Swap of $7,305 for the year ended December 31, 1996.

         THINKING MACHINES. On January 11, 1996, Ladenburg Capital, in connection with the TMC Plan, made the Loan (a $10,600 convertible bridge loan) to TMCA, an entity formed to invest the Loan proceeds (net of certain expenses) in Thinking Machines. On February 8, 1996, the date of confirmation of the TMC Plan, Thinking Machines emerged from bankruptcy and merged with TMCA, pursuant to the TMC Plan. As a result of this merger, the Loan was converted into a controlling interest in a partnership which held approximately 61% of the outstanding common stock of Thinking Machines. Thinking Machines used the Loan proceeds to help fund its advanced product development and marketing. In December 1997, the Company acquired for $3,150 additional shares in Thinking Machines pursuant to a rights offering by Thinking Machines to its existing shareholders which increased the Company's ownership to approximately 73% of the outstanding Thinking Machines shares. See Item 1, "Business - Other
Acquisitions and Investments".

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

         NEW ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Prior years' EPS have been restated to conform with standards established by SFAS 128.

         In June 1997, the FASB released SFAS No. 130, "Reporting Comprehensive Income). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The

Company believes that adoption of SFAS No. 130 will not have a material impact on the Company's financial statements.

         In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance in recognizing revenue on software transactions when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probably. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes that adoption of SOP 97-2 will not have a material impact on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently reviewing its operating segment disclosures and will adopt SFAS No. 131 in the fourth quarter of 1998.

         YEAR 2000 COSTS. The Company is in the process of completing a Year 2000 risk analysis to determine the Company's need to modify or replace a significant portion of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Although such costs may be a factor in describing changes in operating profit for one or more of the Company's business segments in any given reporting period, the Company currently does not believe that the anticipated costs of year 2000 systems conversions will have a material impact on its future consolidated results of operations. However, due to the interdependent nature of computer systems, the Company may be adversely impacted in the year 2000 depending on whether it or entities not affiliated with the Company have addressed this issue successfully.

RESULTS OF OPERATIONS

         THE YEAR 1997 COMPARED TO 1996

         Consolidated total revenues for 1997 were $108,441 as compared with $111,954 for 1996. The decrease in revenues of $3,513 is primarily attributable to the decrease in revenues of Ladenburg as a result of a decline in net principal transactions of $11,590 and a decline of $4,175 in other Ladenburg revenues. During 1997, Ladenburg experienced a decline in syndicate and underwriting activity, commission income, and net profits as compared to the prior year.

         For 1997 and 1996, the results of continuing operations before income taxes and minority interests of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BML (real estate), and Thinking Machines (computer software), were as follows:

                                BROKER-                             COMPUTER         CORPORATE
                                 DEALER         REAL ESTATE         SOFTWARE         AND OTHER           TOTAL
                                 ------         -----------         --------         ---------           -----
1997
----
Revenues..............           $56,197           $27,067        $    561            $ 24,616         $ 108,441
Expenses..............            66,155            34,894           9,794              25,842           136,685
                                  ------           -------          ------             -------           -------
Operating loss before
   taxes and minority
   interests..........           $(9,958)          $(7,827)        $(9,233)            $(1,226)         $(28,244)
                                  ======            ======          ======              ======           =======

1996
----
Revenues..............           $71,960           $23,559                             $16,435          $111,954
Expenses..............            72,305            24,304          $ 8,860             22,740           128,209
                                 -------           -------          -------            -------          --------
Operating loss before
   taxes and minority
   interests..........           $  (345)          $  (745)         $(8,860)           $(6,305)         $(16,255)
                                  ======            ======           ======             ======           =======

         Ladenburg's revenues for 1997 consisted of principal transactions of $17,115, commissions of $16,727, corporate finance fees of $11,971, syndicate and underwriting income of $3,269, and other income of $7,115. Expenses of Ladenburg for 1997 consisted of employee compensation and benefits of $42,495 and other expenses of $23,660. For 1996, Ladenburg's revenues consisted of principal transactions of $28,344, commissions of $17,755, corporate finance fees of $10,230, syndicate and underwriting income of $7,104 and other income of

$8,527. Expenses of Ladenburg in 1996 consisted of employee compensation and benefits of $48,613 and other expenses of $23,692.

         Revenues from the real estate operations in 1997 increased $3,508 primarily due to $3,490 in revenues of BML from February 1, 1997 (date of acquisition). Expenses of the real estate operations increased $10,590 due primarily to $11,448 in expenses of BML from the date of acquisition.

         Thinking Machines revenues from continuing operations in 1997 resulted from software and maintenance revenue of $241, service revenues of $109, interest income of $117 and other income of $94. Thinking Machines revenues in 1996 resulted from operations that were classified as discontinued (see below). Operating expenses of Thinking Machines in 1997 consisted of cost of sales of $1,154, selling, general and administrative of $5,206 and research and development of $3,434. Operating expenses of Thinking Machines in 1996 consisted of selling, general and administrative of $5,984 and research and development of $2,876.

         For 1997, the Company's revenues of $24,616 related to corporate and other activities consisted primarily of net gains on investments of $19,800 and interest and dividends income of $3,252. The Company's revenues related to corporate and other activities of $16,435 for 1996 consisted primarily of $12,001 of interest and dividend income, gain on termination of various service agreements with FFMC of $1,285, and net gain on investments of $2,528. During 1997, the principal component of net gain on investments consisted of $7,570 and $11,392 from sales of RJR Nabisco and Milestone Scientific Inc. equity, respectively. During 1996, the net gain on investments consisted of the gain on the sale of the investment in a Brazilian airplane manufacturer of $4,285, the liquidation of two limited partnerships for a gain of $4,201, and the net realized gain on sales of investment securities held for sale of $1,347, net of the loss on the RJR Nabisco equity swap of $7,305.

         Corporate and other expenses of $25,842 for 1997 consisted primarily of a provision for loss on a long-term investment of $3,796, employee compensation and benefits of $9,495 and interest expense of $1,640. Corporate and other expenses for 1996 of $22,740 primarily consisted of expenses related to the RJR Nabisco investment of $11,724, employee compensation and benefits of $7,262, and interest expense of $4,116, net of $9,706 in reversals of restructuring accruals. The $9,706 reversal of restructuring accruals in 1996 related primarily to the settlement of certain lease obligations which were prepetition claims. The amounts reversed were accrued in prior years upon the commencement of purported claims against the Company in Bankruptcy Court. The Company's accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the Bankruptcy Court. The Company did not reverse any restructuring accruals from continuing operations in 1997; however, reversals of $3,687 of accruals related to prepetition claims filed with respect to the Company's Money Transfer Business were recorded as income from discontinued operations in 1997.

         Income tax expense for 1997 was $186 compared to $300 in 1996. Income tax expense for 1997 and 1996 related primarily to $79 of state income taxes at Ladenburg and $107 of Russian profits tax at BML.

         During the fourth quarter of 1996, Thinking Machines adopted a plan to terminate its parallel processing computer sales and service business. Consequently, the operating results of this segment have been classified as discontinued operations. Thinking Machines wrote down certain assets, principally inventory, related to these operations to their net realizable value and recorded a charge of $6,200 for these reserves, which is included in the loss on discontinued operations. For the year ended December 31, 1997, Thinking Machines discontinued segment had revenues of $3,386, operating income of $1,077, minority interests of $416, and a net loss of $661. For the period February 1, 1996 (date of acquisition) to December 31, 1996, Thinking Machines discontinued segment had revenues of $15,017, operating loss of $6,222, minority interests benefit of $2,404, and a net loss of $3,818. In December 1996, Thinking Machines sold part of these discontinued operations for $4,300 in cash which resulted in a gain on disposal of discontinued operations of $2,386, net of minority interests of $1,502. In April 1997, Thinking Machines sold the remaining part of its discontinued operations for $2,405 in cash and a percentage of certain future operating profits. The sale resulted in the Company recording a loss on disposal of discontinued operations of $470, after the recognition of minority interests of $592 and the write-off of goodwill of $1,410. During 1997, Thinking Machines received profit participation payments totaling $1,176, which the Company recorded as a gain on discontinued operations of $742, representing its average ownership percentage of Thinking Machines in 1997.

         During the fourth quarter of 1996, the Company settled a receivable claim originally began by Western Union Telegraph Company for a gain of $6,374 and reduced certain liabilities related to Western Union retirees by $784. The Company recorded the gain on settlement and liability reduction as a gain on disposal of discontinued operations of $7,158. During 1997, the Company recorded a gain on disposal of discontinued operations of $3,687 related to reversals in estimates of certain pre-petition claims under Chapter 11 and restructuring which resulted from the Company's Money Transfer business.

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

         For 1996 and 1995, the results of continuing operations before income taxes and minority interests of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers (real estate), and Thinking Machines (computer software), were as follows:


                                                                    SOFTWARE
                                BROKER-         REAL ESTATE          SALES           CORPORATE
                                 DEALER          OPERATIONS       AND SERVICE        AND OTHER           TOTAL
                                 ------          ----------       -----------        ---------           -----
1996
----
Revenues..............           $71,960           $23,559                             $16,435          $111,954
Expenses..............            72,305            24,304          $ 8,860             22,740           128,209
                                 -------           -------          -------            -------          --------
Income (loss) from
   continuing operations         $  (345)          $  (745)         $(8,860)           $(6,305)         $(16,255)
                                 =======           =======          =======            =======          ========

1995
----
Revenues..............           $40,418                                               $27,312          $ 67,730
Expenses..............            38,943                                                27,121            66,064
                                  ------                                                ------            ------
Income (loss) from
   continuing operations         $ 1,475                                               $   191          $  1,666
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

         Thinking Machines revenues in 1996 resulted from operations that were classified as discontinued (see below). Operating expenses of Thinking Machines consisted of selling, general and administrative of $5,984 and research and development of $2,876.

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

         Corporate expenses for 1996 of $22,740 primarily consisted of expenses related to the RJR Nabisco investment of $11,724, employee compensation and benefits of $7,262, and interest expense of $4,116, net of $9,706 in reversals of restructuring accruals. Corporate expenses for 1995 consisted primarily of investment expenses of $6,279 and employee compensation and benefits of $5,464. Also included in corporate expense is the reversal of restructuring accruals of $9,706 in 1996 and $2,044 in 1995 resulting from the Company settling certain claims at amounts below the accrued liability.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital surplus decreased by $95,096 from $85,610 at December 31, 1996 to a deficit of $9,486 at December 31, 1997 primarily as a result of the purchase of BML and net purchases of long-term investments of $18,707 offset by the net sale of long-term investments of $2,807. As of December 31, 1997, the Company was required under certain limited partnership agreements to make additional investments for an aggregate of $5,740. The Company did not have any material commitments for capital expenditures at December 31, 1997.

         During 1996, the Company's cash flows were provided primarily through the sale of its investments of $178,380 and the release of restricted assets of $29,159. These funds were principally used to repay margin loan financing of $75,119, to pay preferred dividends of $41,419, for purchase of and additions to the Office Buildings and Shopping Centers for $24,496, and $22,699 to fund operations.

         Of the $55,000 purchase price for the BML Shares acquired by the Company on January 31, 1997 (see Item 1, "Business - BrookeMil Ltd."), the Company paid $21,500 in cash at the closing, and executed the Note in the principal amount of $33,500 in favor of Brooke (Overseas) for the balance of the purchase price. The Note, which was collateralized by the BML Shares, was paid during 1997. The source of funds used by the Company for the acquisition, including the payment of the Note, was general working capital including cash and cash equivalents and proceeds from the sale of investment securities available for sale.

         In connection with the purchase of the BML Shares, certain specified liabilities of BML aggregating approximately $40,000 remained as liabilities of BML after the closing. These liabilities included the $20,400 Construction Loan owed to Vneshtorgbank, a Russian bank, for the construction of Ducat Place II. In addition, the liabilities of BML at the time of purchase included approximately $13,800 of rents and related payments prepaid by tenants in Ducat Place II for periods generally ranging from 15 to 18 months.

         In August 1997, BML refinanced all amounts due under the Construction Loan with borrowings under a new credit facility with the Russian bank SBS-Agro. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At December 31, 1997, borrowings under the new credit agreement totaled $20,078.

         The Company expect that its available capital resources will be sufficient to fund its currently anticipated cash requirements for 1998, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

         Of the $111,400 aggregate purchase price for the Office Buildings acquired by the Company on January 10, 1996 (see Item 1, "Business - New Valley Realty Division"), the Company paid $11,400 in cash at the closing, and executed four promissory notes in the aggregate principal amount of $100,000 (the "Office Building Notes") in favor of the applicable Seller for the balance of the purchase price. Each Office Building Note has a term of approximately 15 years (other than the note for the 800 Tower Drive property, which has a term of approximately 10 years), bears interest at the rate of 7.5% per annum, and is collateralized by a first mortgage on the respective Office Building in favor of the applicable Seller, as well as by an assignment of leases and rents. Principal is amortized to the extent of approximately 7% (or, in the case of the 800 Tower Drive property, approximately 6%) during the term of the Office Building Notes and, with respect to the 800 Tower Drive property only, the Company must make additional prepayments of principal to the Sellers on a quarterly basis to the extent of a specified portion of tenants' payments for electricity and overtime heat, ventilation and air conditioning. The Office Building Notes may be prepaid without penalty and are non-recourse against the Company, except to a specified extent for misappropriations of rents and certain other proceeds and failure to pay special assessments and taxes on the mortgaged properties and except for material misrepresentations by the Company in the purchase agreement pursuant to which it acquired the Office Buildings.

         Of the $72,500 aggregate purchase price for the Shopping Centers acquired by the Company on January 11, 1996 (see Item 1, "Business - New Valley Realty Division"), the Company paid $12,500 in cash at the closing, and pursuant to certain loan and security agreements (the "Loan and Security Agreements") executed eight promissory notes in the aggregate principal amount of $60,000 (the "Shopping Center Notes") in favor of the applicable Partnership for the balance of the purchase price. Each Shopping Center Note has a term of approximately five years, and bears interest at the rate of 8% per annum for the first two and one-half years and at the rate of 9% for the remainder of the term. There is no amortization of principal except in connection with payments made to obtain the release of mortgages from the property and to the extent net operating income from the Shopping Centers is so available as provided in the Loan and Security Agreements. On December 6, 1996, the Company sold a portion of one of the Shopping Centers for $1,750 and on November 10, 1997, the Company sold the Marathon Shopping Center for $5,400. At December 31, 1997, the aggregate principal amount of the promissory notes was $54,801.

         Under agreements entered into after January 11, 1996, the closing date of the Shopping Centers purchase, income from the Shopping Centers are paid to a trustee bank. Under such agreements, certain payments, including regular payments of principal and interest on existing senior mortgages (the "Senior Mortgages") in favor of certain lenders to the Partnerships on the Richland, Washington property and interest on the Shopping Center Notes, are to be made before the Company receives income for such period from the Shopping Centers. In addition, with respect to the Shopping Center Notes, if the net operating income from the Shopping Centers is insufficient to cover the interest payments on the Shopping Center Notes, the interest rate thereon is reduced to a rate per annum not less than 6%, whereupon the interest otherwise payable will be deferred until the earlier of the date on which sufficient net operating income is available and the maturity date. The Company has also agreed to use any net income from the Shopping Centers it receives in excess of a specified return on its cash investment in the Shopping Centers to pay down principal on the Shopping Center Notes.

         Each Shopping Center Note is collateralized by a purchase-money mortgage (each, a "Purchase-Money Mortgage") and an assignment of leases and rents, and the five Shopping Center Notes covering the Properties are also secured by mortgages junior to the Purchase-Money Mortgages (the "Junior Mortgages") and subordinated assignments of leases, rents and fixtures. With respect to the Richland, Washington shopping center, the applicable Purchase-Money Mortgage and Junior Mortgage (together with corresponding assignments) "wraps around" and is junior to the Senior Mortgage, and is in favor of the applicable Partnership. The five Shopping Center Notes covering the Properties are cross-collateralized. The other three Shopping Center Notes may also be cross-collateralized at the option of the applicable Partnerships, provided certain conditions have been met. The Shopping Center Notes are non-recourse against the Company, except for misappropriations of insurance and certain other proceeds, failures to apply rent and other income to required maintenance and taxes, environmental liabilities and certain other matters.

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

         Each of the Company's operating businesses, Ladenburg, BML, New Valley Realty and Thinking Machines, are subject to intense competition, changes in consumer preferences, and local economic conditions. Ladenburg is further subject to uncertainties endemic to the securities industry including, without limitation, the volatility of domestic and international financial, bond and stock markets, governmental regulation and litigation. BML's operations in Russia are also subject to a high level of risk in light of Russia's substantial political transformation from a centrally-controlled command economy under communist rule to the early stages of a pluralist market-oriented democracy. In connection therewith, Russia has experienced dramatic political, social and economic reform, although there is no assurance that further reforms necessary to complete such transformation will occur. The Russian economy remains characterized by, among others, significant inflation, declining industrial productions, rising unemployment and underemployment, and an unstable currency. In addition to the foregoing, BML may be affected unfavorably by political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, a relatively untested judicial system, a still evolving taxation system subject to constant changes which may be retroactive in effect, and other developments in the law or regulations in Russia and, in particular, the risks of expropriation, nationalization and confiscation of assets and changes in legislation relating to foreign ownership. In addition, the system of commercial laws, including the laws governing registration of interests in real estate and the establishment and enforcement of security interests, is not well developed and, in certain circumstances, inconsistent and adds to the risk of investment in the real estate development business in Russia. BML and New Valley Realty are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology. Uncertainties affecting the Company generally include, without limitation, the effect of market conditions on the salability of the Company's investment securities, the uncertainty of other potential acquisitions and investments by the Company, the effects of governmental regulation on the Company's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which the Company may become involved.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Consolidated Financial Statements and Notes thereto, together with the report thereon of Coopers & Lybrand L.L.P. dated March 31, 1998, beginning on page 30 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

         This information will be contained in the Company's definitive Proxy Statement for its 1998 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the Company's fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A) (1)   INDEX TO 1997 CONSOLIDATED FINANCIAL STATEMENTS:

         The Consolidated Financial Statements and the Notes thereto, together with the report thereon of Coopers & Lybrand L.L.P. dated March 31, 1998, appear on pages 30 through 55 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (A) (2)           FINANCIAL STATEMENT SCHEDULES:

Schedule  III - Real  Estate  and  Accumulated  Depreciation  .........Page 56

         (A) (3)  EXHIBITS

*        (2) (a)    Joint Plan (incorporated by reference to Exhibit 2
                    in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

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

*        (d)        Agreement and Plan of Merger dated as of May 22, 1996, by
                    and between the Company and NV Delaware Inc. (incorporated by reference to Annex II in the Company's Definitive Proxy
                    Statement dated May 22, 1996).

*        (e)        Agreement and Plan of Merger dated as of May 22, 1996, by
                    and between NV Delaware Inc. and NV Merger Sub Inc.
                    (incorporated by reference to Annex V in the Company's
                    Definitive Proxy Statement dated May 22, 1996).

*        (f)        Stock Purchase Agreement dated as of January 31, 1997,
                    among BML, Brooke (Overseas) Ltd. ("BOL"), BGLS and the
                    Company (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K dated January 31,
                    1997).

*        (g)        Amended and Restated Limited  Liability Company Agreement
                    dated as of February 20, 1998 by and among Western Realty
                    Development LLC, the Company, BrookeMil Ltd. and Apollo Real
                    Estate Investment Fund III, L.P. (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K dated February 20, 1998).

*        (3)(a)     Restated Certificate of Incorporation dated July 29,
                    1996 of the Company (incorporated by reference to Exhibit
                    3(i) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

*        (b)        By-Laws of the Company adopted July 29, 1996
                    (incorporated by reference to Exhibit (3)(ii) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

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

*        (c)        Loan and Security Agreement dated January 11, 1996 by
                    and between AP Century III, L.P., AP Century IV, L.P., AP
                    Century V, L.P., AP Century VI, L.P. and AP Century VIII,
                    L.P., as Lenders, and the Company, as Borrower (the
                    Properties) (incorporated by reference to Exhibit 4.3 in Amendment No. 1 in the Company's Current Report on Form 8-K dated January 25, 1996, as amended).

*        (d)        Amendment to Loan and Security Agreement, dated December 27,
                    1996, by and between AP Century III, L.P., AP Century IV,
                    L.P., AP Century V, L.P., AP Century VI, L.P. and AP
                    Century VIII, L.P.(incorporated by reference to Exhibit 4(d) in the Company's Form 10-K for the fiscal year ended
                    December 31, 1996).

*        (10)(a)(i) Restricted Share Agreement, dated November 18, 1996, by and between the Company and Howard M. Lorber (incorporated by reference to Exhibit 10(a)(ii) in the Company's Form 10-K for the fiscal year ended December 31, 1996).

         (ii) Option Agreement, dated November 18, 1996, between the Company and Howard M. Lorber (incorporated by reference to
                    Exhibit 10(a)(iii) in the Company's Form 10-K for the fiscal year ended December 31, 1996).

*        (b)(i)     Employment Agreement dated as of June 1, 1995, as
                    amended, effective as of January 1, 1996, between the Company and Bennett S. LeBow (incorporated by reference to
                    Exhibit 10(b)(i) in the Company's Form 10-K for the fiscal year ended December 31, 1995).

*        (ii)       Employment Agreement ("Lorber Employment Agreement")
                    dated as of June 1, 1995, as amended, effective as of January 1, 1996, between the Company and Howard M. Lorber
                    (incorporated by reference to Exhibit 10(b)(ii) in the Company's Form 10-K for the fiscal year ended December 31,
                    1995).

         (iii)      Amendment dated January 1, 1998 to Lorber Employment
                    Agreement.

*        (iv)       Employment Agreement dated September 22, 1995, between
                    the Company and Richard J. Lampen (incorporated by reference to Exhibit 10(c) in the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended September 30, 1995).

*        (c)(i)     Purchase Agreement, dated as of October 20, 1994,
                    between FFMC and the Company (incorporated by reference to Exhibit 10(a) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*        (ii)       Amendment No. 1 to the Purchase Agreement, dated
                    November 14, 1994, between FFMC and the Company
                    (incorporated by reference to Exhibit 10(b) in the Company's
                    Current Report on Form 8-K dated November 1, 1994).

*        (iii)      Pension and Retiree Benefits Administration Services
                    Agreement, dated November 1, 1994, between the Company and
                    FSI (incorporated by reference to Exhibit 10(e) in the Company's Current Report on Form 8-K dated November 1,
                    1994).

*        (iv)       Settlement Agreement dated October 19, 1994 among the
                    Company, the Statutory Committee of Unsecured Creditors, the
                    Official Committee of Secured Noteholders, FSI, FFMC and the
                    Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10(c) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                    1994).

*        (v)        Stipulation dated October 20, 1994 among the Western
                    Union Employee Benefit Committee, the Company and the
                    Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10(d) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                    1994).

*        (vi)       Settlement Agreement, Stipulation and Order dated
                    October 28, 1994 among the Company, BGLS, NV Holdings, the
                    Statutory Committee of Unsecured Creditors, the Official
                    Committee of Secured Noteholders and the Official Committee of Equity Security Holders, the Preferred A Stockholders'
                    Sub-Committee of the Equity Committee and certain beneficial holders of Series A Senior Preferred Shares of the Company
                    (incorporated by reference to Exhibit 10(b) in the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1994).

*        (vii)      Asset Purchase Agreement dated September 30, 1995
                    among the Company, DSI and FFMC (incorporated by reference to Exhibit 10(b) in the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended September 30, 1995).

*        (viii)     Release and Termination Agreement, dated September 30,
                    1995, among the Company, FSI, DSI and FFMC, which agreement terminated certain agreements among such parties in connection with the sale of DSI (incorporated by reference to Exhibit 10(y) in the Company's Form 10-K for the fiscal year ended December 31, 1995).

*        (d)        Purchase Agreement dated January 10, 1996 by and among
                    the Company, Bellemead Michigan, Inc., and Jared Associates,
                    L.P. (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K dated January 25,
                    1996).

*        (e)(i)     Purchase Agreement dated January 11, 1996 between the
                    Company and AP Century I, L.P., AP Century II, L.P., AP
                    Century III, L.P., AP Century IV, L.P., A.P. Century V,
                    L.P., A.P. Century VI, L.P., A.P. Century VIII, L.P. and AP
                    Century IX, L.P. (incorporated by
                    reference to Exhibit 2.2 in the Company's Current Report on Form 8-K dated January 25, 1996, as amended).

*        (ii)       Indemnity Agreement, dated January 11, 1996, from
                    Apollo Real Estate Investment to the Company regarding loan document discrepancies (incorporated by reference to Exhibit
                    10(k)(i) in the Company's Form 10-K for the fiscal year ended December 31, 1995).

*        (iii)      Indemnity Agreement, dated January 11, 1996, from
                    Apollo Real Estate Investment to the Company regarding existing lender consents (incorporated by reference to Exhibit 10(k)(ii) in the Company's Form 10-K for the fiscal year ended December 31, 1995).

*        (iv)       Environmental Indemnity Agreement, dated January 11,
                    1996, from Apollo to the Company regarding University Place
                    Property (incorporated by reference to Exhibit 10(k)(iii) in the Company's Form 10-K for the fiscal year ended December
                    31, 1995).

*        (v)        Environmental Indemnity Agreement, dated January 11,
                    1996, from the Company to Apollo regarding post-closing contamination (incorporated by reference to Exhibit
                    10(k)(iv) in the Company's Form 10-K for the fiscal year ended December 31, 1995).

*        (f)        Expense Sharing Agreement made and entered into as of
                    January 18, 1995, by and between Brooke and the Company
                    (incorporated by reference to Exhibit 10(a) in the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1995).

*        (g)(i)     Agreement among the Company, ALKI and High River,
                    dated October 17, 1995 (incorporated by reference to Exhibit
                    10(d) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

*        (ii)       Letter Amendment, dated October 17, 1995, to the
                    Agreement among the Company, ALKI and High River, dated
                    October 17, 1995 (incorporated by reference to Exhibit 10(e) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

*        (iii)      Letter Amendment, dated November 5, 1995, to the
                    Agreement among the Company, ALKI, and High River, dated
                    October 17, 1995 (incorporated by reference to Exhibit 10(f) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

*        (iv)       Agreement of Termination made as of June 5, 1996, by
                    and among the Company, ALKI, High River, Brooke and BGLS
                    (incorporated by reference to Exhibit 16 in the Schedule 13D filed by, among others, the Company with the SEC on March
                    11, 1996, as amended, with respect to the common stock of RJR Nabisco (the "Schedule 13D")).

*        (h)(i)     Promissory Note of the Company dated January 31, 1997
                    in favor of BOL (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated January
                    31, 1997).

*        (ii)       Pledge Agreement dated as of January 31, 1997 entered
                    into by and between BOL and the Company (incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K dated January 31, 1997).

*        (iii)      Use Agreement dated as of January 31, 1997, entered
                    into by and between BML and Liggett-Ducat Joint Stock
                    Company (incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K dated January 31,
                    1997).

*        (i)(i)     Amended and Restated Plan and Agreement of Merger by
                    and among Thinking Machines, OTMC Corporation and TMC
                    Acquisition Corp., dated as of January 9, 1996 (incorporated by reference to Exhibit 10(q) in the Company's Form 10-K for the fiscal year ended December 31, 1995).

*        (ii)       TMC Investment Partnership Agreement dated as of
                    February 2, 1996, between Ladenburg Thalmann Capital Corp.
                    and Levin-A Limited Partnership (incorporated by reference to Exhibit 10(r) in the Company's Form 10-K for the fiscal year ended December 31, 1995).

*        (j)        Form of Margin Agreement dated  September 12, 1995, between
                    ALKI and Bear Stearns & Co. (incorporated by reference to
                    Exhibit 2 in the Schedule 13D).

*        (k)        Agreement, dated December 27, 1995, between Brooke and the
                    Company (incorporated by reference to Exhibit 8 in the Schedule 13D).

*        (l)        International Swap Dealers Association Master Agreement (and
                    the schedules and annexes thereto) and Confirmation, dated
                    February 28, 1996, between the Company and Internationale
                    Nederlanden (U.S.) Capital Markets, Inc. (incorporated by reference to Exhibit 10 in the Schedule 13D).

*        (m)        Agreement and Plan of Merger by and between the Company
                    and Ladenburg dated March 31, 1995 (schedules omitted)
                    (incorporated by reference to Exhibit 99(a) in the Company's
                    Current Report on Form 8-K dated April 4, 1995).

*        (n)(i)     Non-Negotiable Promissory Note of Western Realty
                    Development LLC dated February 27, 1998 in favor of Apollo
                    Real Estate Investment Fund III, L.P. (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated February 20, 1998).

*        (ii)       Pledge Agreement dated as of February 27, 1998 by and
                    between Apollo Real Estate Investment Fund III, L.P. and the
                    Company (incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K dated February 20,
                    1998).

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

         (B)      REPORTS ON FORM 8-K:

         None

                             NEW VALLEY CORPORATION

                 Form 10-K for the Year Ended December 31, 1997
                      Items 8, 14(a)(1) and (2), and 14(d)

         Index to Financial Statements and Financial Statement Schedules

          Financial Statements and Schedules of the Registrant and its
                subsidiaries, required to be included in Items 8,
                           14(a)(1) and (2), and 14(d)
                                are listed below:

                                                                                                     PAGE
    FINANCIAL STATEMENTS:
         Report of Independent Accountants....................................................        30
         Consolidated Balance Sheets as of December 31, 1997 and 1996.........................        31
         Consolidated Statements of Operations for the years ended December 31, 1997, 1996
             and 1995.........................................................................        32
         Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years
             ended December 31, 1997, 1996 and 1995...........................................        34
         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996
             and 1995.........................................................................        35
         Notes to Consolidated Financial Statements...........................................        37

    FINANCIAL STATEMENT SCHEDULES:
         Schedule III - Real Estate and Accumulated Depreciation..............................        56

         Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in the Consolidated Financial Statements or accompanying
         Notes.

         Thinking Machines Corporation
         Report of Independent Accountants....................................................        58

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and the
Shareholders of New Valley Corporation

    We have audited the accompanying consolidated balance sheets of New Valley Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years for the period ended December 31, 1997. We have also audited the financial statement schedule of New Valley Corporation (Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997 and 1996) listed in the index on page 29 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Thinking Machines Corporation, a consolidated subsidiary, which statements reflect total assets constituting 1% and 3% of consolidated total assets at December 31, 1997 and 1996, respectively and a net loss (net of minority interest therein) constituting 25% and 90% of the consolidated net loss for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Thinking Machines Corporation, are based solely upon the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Valley Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.



Miami, Florida
March 31, 1998

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           DECEMBER 31,
                                                                                    -----------------------
                                                                                      1997             1996
                                                                                    --------         ------
                                    ASSETS
Current assets:
     Cash and cash equivalents.............................................         $  11,606         $  57,282
     Investment securities available for sale..............................            51,993            61,454
     Trading securities owned..............................................            49,988            29,761
     Restricted assets.....................................................               232             2,080
     Receivable from clearing brokers......................................             1,205            23,870
     Other current assets..................................................             3,618             9,273
                                                                                    ---------         ---------
         Total current assets..............................................           118,642           183,720
                                                                                    ---------         ---------

Investment in real estate..................................................           256,645           179,571
Furniture and equipment, net...............................................            12,194                --
Investment securities available for sale...................................                --             2,716
Restricted assets..........................................................             5,484             6,766
Long-term investments, net.................................................            27,224            13,270
Other assets...............................................................            21,202            20,497
                                                                                    ---------         ---------
         Total assets......................................................         $ 441,391         $ 406,540
                                                                                    =========         =========


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Margin loan payable...................................................         $  13,012         $      --
     Current portion of notes payable and long-term obligations............               760             2,310
     Accounts payable and accrued liabilities..............................            57,722            44,888
     Prepetition claims and restructuring accruals.........................            12,611            15,526
     Income taxes..........................................................            18,413            18,243
     Securities sold, not yet purchased....................................            25,610            17,143
                                                                                    ---------         ---------
         Total current liabilities.........................................           128,128            98,110
                                                                                    ---------         ---------

Notes payable..............................................................           173,814           157,941
Other long-term liabilities................................................            11,210            12,282
Redeemable preferred shares................................................           258,638           210,571

Commitments and contingencies..............................................                --                --

Shareholders' equity (deficiency):
     Cumulative preferred shares; liquidation preference of $69,769,
       dividends in arrears: 1997 - $139,412; 1996 - $115,944..............               279               279
     Common Shares, $.01 par value; 850,000,000 shares
       authorized; 9,577,624 and 191,551,586 shares outstanding............                96                96
     Additional paid-in capital............................................           604,215           644,789
     Accumulated deficiency................................................          (742,427)         (721,854)
     Unearned compensation on stock options................................              (158)             (731)
     Unrealized gain on investment securities..............................             7,596             5,057
                                                                                    ---------         ---------
Total shareholders' equity (deficiency)....................................          (130,399)          (72,364)
                                                                                    ---------         ---------

         Total liabilities and shareholders' equity (deficiency)...........         $ 441,391         $ 406,540
                                                                                    =========         =========

          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                    1997              1996             1995
                                                                 -----------        ----------       ----------
Revenues:
    Principal transactions, net..................................  $  16,754        $  28,344          $ 18,237
    Commissions..................................................     16,727           17,755             9,888
    Corporate finance fees.......................................     12,514           10,230             5,942
    Gain on sale of investments..................................     20,492           10,014             7,078
    Real estate leasing..........................................     27,067           23,559                --
    Interest and dividends.......................................      9,417           16,951            21,047
    Other income.................................................      5,470            5,101             5,538
                                                                   ---------        ---------          --------

         Total revenues..........................................    108,441          111,954            67,730
                                                                   ---------        ---------          --------

Costs and expenses:
    Selling, general and administrative expenses.................    115,901          119,154            54,216
    Interest.....................................................     16,988           17,760             2,102
    Recovery of restructuring charges............................         --           (9,706)           (2,044)
    Write-down of long-term investments .........................      3,796            1,001            11,790
                                                                   ---------        ---------          --------

         Total costs and expenses................................    136,685          128,209            66,064
                                                                   ---------        ---------          --------

Income (loss) from continuing operations before income
    taxes, minority interests and extraordinary item.............    (28,244)         (16,255)            1,666

Income tax provision (benefit)...................................        186              300               292
Minority interests in loss from continuing operations of
    consolidated subsidiary......................................      3,237            3,339                --
                                                                   ---------        ---------          --------

Income (loss) from continuing operations.........................    (25,193)         (13,216)            1,374

Discontinued operations (Note 4):
    Income (loss) from discontinued operations, net of minority interests of $416 in 1997 and $2,404 in 1996, and
      income taxes of and $480 in 1995...........................        661           (3,818)            4,315
    Gain on disposal of discontinued operations, net of minority interests of $2,884 and $1,502 in 1997 and 1996, and in-
      come taxes of and $1,400 in 1995...........................      3,959            9,544            12,558
                                                                   ---------        ---------          --------

         Income from discontinued operations.....................      4,620            5,726            16,873
                                                                   ---------        ---------          --------

Net income (loss)................................................    (20,573)          (7,490)           18,247

Dividend requirements on preferred shares........................    (68,475)         (61,949)          (72,303)
Excess of carrying value of redeemable preferred
    shares over cost of shares purchased.........................         --            4,279            40,342
                                                                   ---------        ---------          --------

Net income (loss) applicable to Common Shares....................  $ (89,048)       $ (65,160)         $(13,714)
                                                                   ==========       =========          ========





          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------
                                               1997              1996             1995
                                            -----------        ----------       ----------
Income (loss) per common share (Basic):

    Continuing operations ...............   $       (9.78)   $       (7.40)   $       (3.20)
    Discontinued operations .............             .48              .60             1.77
                                            -------------    -------------    -------------

         Net income (loss) ..............   $       (9.30)   $       (6.80)   $       (1.43)
                                            =============    =============    =============

Number of shares used in computation ....       9,578,000        9,578,000        9,554,000
                                            =============    =============    =============

Income (loss) per common share (Diluted):

    Continuing operations ...............   $       (9.78)   $       (7.40)   $       (3.20)
    Discontinued operations .............             .48              .60             1.77
                                            -------------    -------------    -------------

         Net income (loss) ..............   $       (9.30)   $       (6.80)   $       (1.43)
                                            =============    =============    =============

Number of shares used in computation ....       9,578,000        9,578,000        9,554,000
                                            =============    =============    =============

Supplemental information:
    Additional interest expense, absent
      the Chapter 11 filing .............                                     $       2,314
                                                                              =============









          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      UNEARNED
                                               CLASS B                ADDITIONAL                    COMPENSATION
                                              PREFERRED     COMMON      PAID-IN     ACCUMULATED       ON STOCK      UNREALIZED
                                                SHARES      SHARES      CAPITAL       DEFICIT          OPTIONS        GAINS
                                                ------      ------      -------       -------          -------        -----
Balance, December 31, 1994...................... $ 279     $ 1,887     $692,001      $(732,611)
   Net income...................................                                        18,247
   Undeclared dividends and accretion on
     redeemable preferred shares................                        (53,821)
   Purchase of redeemable preferred shares                               40,342
   Exercise of stock options....................                29          536
   Unrealized gain on investment securities,
     net of taxes...............................                                                                       $2,650
                                                 -----     -------     --------      ---------                         ------

Balance, December 31, 1995......................   279       1,916      679,058       (714,364)                         2,650

   Net loss.....................................                                        (7,490)
   Undeclared dividends and accretion on
     redeemable preferred shares................                        (41,123)
   Purchase of redeemable preferred shares                                4,279
   Effect of 1-for-20 reverse stock split                   (1,820)       1,820
   Issuance of stock options....................                            755                        $  (755)
   Compensation expense on stock option grants..                                                            24
   Unrealized gain on investment securities.....                                                                        2,407
                                                 -----    --------     --------      ---------         -------         ------
Balance, December 31, 1996......................   279          96      644,789       (721,854)           (731)         5,057

   Net loss.....................................                                       (20,573)
   Undeclared dividends and accretion on
     redeemable preferred shares................                        (45,148)
   Unrealized gain on investment securities                                                                             2,539
   Compensation expense on stock option grants                                                              15
   Adjustment to unearned compensation
     on stock options...........................                           (558)                           558
   Public sale of subsidiaries' common
     stock, net.................................                          5,132
                                                 -----    --------     --------      ---------         -------         ------
Balance, December 31, 1997...................... $ 279    $     96     $604,215      $(742,427)        $  (158)        $7,596
                                                 =====    ========     ========      =========         =======         ======

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                              1997        1996         1995
                                                                           ----------   ---------    ---------
Cash flows from operating activities:
   Net income (loss) ...................................................   $ (20,573)   $  (7,490)   $  18,247
   Adjustments to reconcile net income (loss) to net
    cash used for operating activities:
     Gain on disposal of business ......................................        --         (9,544)     (12,558)
     Loss (income) from discontinued operations ........................        (661)       3,818       (4,315)
     Depreciation and amortization .....................................       9,414        4,757          608
     Provision for loss on long-term investments .......................       3,796        1,001       11,790
     Reversal of restructuring accruals ................................                   (9,706)      (2,044)
     Stock Compensation Expense ........................................       2,934         --           --
     Changes in assets and liabilities, net of effects from acquisition:
       Decrease (increase) in receivables and other assets..............       1,774      (16,069)      11,684
       Decrease in income taxes payable and deferred taxes..............         170       (2,040)     (32,517)
       Increase (decrease) in securities sold not yet purchased ........       8,467        4,096       (9,359)
       Increase (decrease) in accounts payable and accrued
         Liabilities ...................................................      (3,954)       6,437        5,223
                                                                           ---------    ---------    ---------

Net cash used for continuing operations ................................       1,367      (24,740)     (13,241)
Net cash provided from discontinued operations .........................      (1,616)       2,041        6,105
                                                                           ---------    ---------    ---------

Net cash used for operating activities .................................        (249)     (22,699)      (7,136)
                                                                           ---------    ---------    ---------

Cash flows from investing activities:
     Sale or maturity of investment securities .........................      45,472      160,088      250,129
     Purchase of investment securities .................................     (30,756)     (12,825)    (458,017)
     Sale or liquidation of long-term investments ......................       2,807       18,292       36,109
     Purchase of long-term investments .................................     (18,707)      (3,051)     (77,411)
     Decrease (increase) in restricted assets ..........................       3,130       29,159      341,634
     Purchase of furniture and equipment ...............................      (3,478)      (5,240)        --
     Purchase of and additions to real estate ..........................      (7,454)     (24,496)        --
     Sale of real estate ...............................................       8,718
     Payment of prepetition claims and restructuring accruals ..........        (828)      (8,160)    (584,397)
     Payment for acquisitions, net of cash acquired ....................     (20,014)       1,915      (25,750)
     Collection of contract receivable .................................        --           --        300,000
     Net proceeds from disposal of business ............................        --         10,174       17,540
                                                                           ---------    ---------    ---------

Net cash (used for) provided from investing activities .................     (21,110)     165,856     (200,163)
                                                                           ---------    ---------    ---------

Cash flows from financing activities:
     Payment of preferred dividends ....................................        --        (41,419)    (132,162)
     Purchase of redeemable preferred shares ...........................        --        (10,530)     (47,761)
     Increase (decrease) in margin loan payable ........................      13,012      (75,119)      75,119
     Payment of long-term notes and other liabilities ..................     (62,739)     (10,549)     (12,890)
     Increase in long term borrowings ..................................      19,993         --           --
     Issuance of subsidiary stock ......................................       5,417         --           --
     Exercise of stock options .........................................        --           --            565
                                                                           ---------    ---------    ---------

Net cash used for financing activities .................................     (24,317)    (137,617)    (117,129)
                                                                           ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents ...................     (45,676)       5,540     (324,428)
Cash and cash equivalents, beginning of year ...........................      57,282       51,742      376,170
                                                                           ---------    ---------    ---------

Cash and cash equivalents, end of year .................................   $  11,606    $  57,282    $  51,742
                                                                           =========    =========    =========



          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                   1997          1996          1995
                                                                                 --------      --------      ------
Supplemental cash flow information:
   Cash paid during the year for:
     Interest..............................................................      $ 16,667      $17,482      $  2,105
     Income taxes..........................................................           116        2,341        33,662

Detail of acquisitions:
   Fair value of assets acquired...........................................      $ 94,114      $27,301       $59,066
   Liabilities assumed.....................................................        74,100       16,701        32,316
                                                                                 --------     --------      --------
   Cash paid...............................................................        20,014       10,600        26,750
                                                                                 --------     --------      --------
   Less cash acquired......................................................          --        (12,515)       (1,000)
                                                                                 --------     --------      --------
   Net cash (paid) received for acquisition................................      $(20,014)    $  1,915      $(25,750)
                                                                                 ========     ========      ========






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

         Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

         NATURE OF OPERATIONS

         The Company and its subsidiaries are engaged in the investment banking and brokerage business, in the ownership and management of commercial real estate, and in the acquisition of operating companies. As discussed in Note 21, the investment banking and brokerage segment accounted for 52% and 64% of the Company's revenues and 35% and 2% of the Company's operating loss from continuing operations for the years ended December 31, 1997 and 1996, respectively. The Company's investment banking and brokerage segment provides its services principally for middle market and emerging growth companies through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals.

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

         On January 18, 1995, the effective date of the Joint Plan, the Company paid approximately $550,000 on account of allowed prepetition claims and emerged from bankruptcy. At December 31, 1997, the Company's remaining accruals totaled $12,611 for unsettled prepetition claims and restructuring accruals (see
Note 17). The Company's accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the Bankruptcy Court.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         On October 31, 1995, the Company completed the sale of substantially all of the assets (exclusive of certain contracts), and conveyed substantially all of the liabilities, of the Messaging Services Business to FFMC for $20,000, which consisted of $17,540 in cash and $2,460 in cancellation of intercompany indebtedness. The sale of the Messaging Services Business was effective as of October 1, 1995, and the Company recognized a gain on the sale of such business of $12,558, net of income taxes of $1,400.

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

         INVESTMENT SECURITIES. The Company classifies investments in debt and marketable equity securities as either trading, available for sale, or held to maturity. Trading securities are carried at fair value, with unrealized gains and losses included in income. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of shareholders' equity (deficit). Debt securities classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other income, except for those relating to the Company's broker-dealer subsidiary which are included in principal transactions revenues. The cost of securities sold is determined based on average cost.

         RESTRICTED ASSETS. Restricted assets at December 31, 1997 consisted primarily of $5,484 pledged as collateral for a $5,000 letter of credit which is used as collateral for a long-term lease of commercial office space. Restricted assets at December 31, 1996 consisted primarily of $5,266 pledged as collateral for a $5,000 letter of credit which is used as collateral for a long-term lease of commercial office space, and $3,275 pledged as collateral for a letter of credit which is used as collateral for an insurance policy.

         PROPERTY AND EQUIPMENT. Office buildings are depreciated over periods approximating 40 years, the estimated useful life, using the straight-line method (see Note 7). Shopping centers are depreciated over periods approximating 25 years, the estimated useful life, using the straight-line

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






method. Furniture and equipment (including equipment subject to capital leases) is depreciated over the estimated useful lives, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, if shorter. The cost and the related accumulated depreciation are eliminated upon retirement or other disposition and any resulting gain or loss is reflected in operations. Depreciation and amortization expense was $9,414, $4,757, and $608 in 1997, 1996, and 1995,
respectively.

         INCOME TAXES. Under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized.

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

         REAL ESTATE LEASING REVENUES. The real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned. The future minimum rents scheduled to be received on non-cancelable operating leases at December 31, 1997 are $29,130, $25,796, $21,138, $14,156, $12,341 for
the years 1998, 1999, 2000, 2001 and 2002, respectively, and $30,259 for subsequent years.

         BASIC INCOME (LOSS) PER COMMON SHARE. Basic net income (loss) per common share is based on the weighted average number of Common Shares outstanding. Net income (loss) per common share represents net income (loss) after dividend requirements on redeemable and non-redeemable preferred shares (undeclared) and any adjustment for the difference between excess of carrying value of redeemable preferred shares over the cost of the shares purchased. Diluted net income (loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the conversion of convertible preferred shares and the exercise of stock options and warrants if such conversion was dilutive.

         Options to purchase 330,000 common shares at $.58 per and 40,417 common shares issuable upon the conversion of Class B Preferred Shares were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Prior years' EPS have been restated to conform with standards established by SFAS No. 128.


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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         NEW ACCOUNTING PRONOUNCEMENTS.

         In June 1997, the FASB released SFAS No. 130, "Reporting Comprehensive Income). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of SFAS No. 130 will not have a material impact on the Company's financial statements.

         In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance in recognizing revenue on software transactions when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probably. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes that adoption of SOP 97-2 will not have a material impact on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently reviewing its operating segments disclosures and will adopt SFAS No. 131 in the fourth quarter of 1998.

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

         On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers") for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in non-recourse mortgage financing provided by the sellers. In addition, the Company has capitalized approximately $800 in costs related to the acquisitions. The Company paid $11,400 in cash and executed four promissory notes aggregating $100,000 for the Office Buildings. The Shopping Centers were acquired for an aggregate purchase price of $72,500, consisting of $12,500 in cash and $60,000 in eight promissory notes. In November 1997, the Company sold one of the Shopping Centers for $5,400 and realized a gain of $1,200.

         On January 11, 1996, the Company provided a $10,600 convertible bridge loan to finance Thinking Machines Corporation ("Thinking Machines"), a developer and marketer of data mining and knowledge discovery software and services. In February 1996, the bridge loan was converted into a controlling interest in a partnership which held approximately 61.4% of Thinking Machines' outstanding common shares. In December 1997, the Company acquired for $3,150 additional shares in Thinking Machines pursuant to a rights offering by Thinking Machines to its existing shareholders which increased the Company's ownership to approximately 72.7% of the outstanding Thinking Machines shares. As a result of the rights offering, the Company recorded $2,417 as additional paid-in-capital which represented its interest in the increase in Thinking Machines' shareholders' equity. The acquisition of Thinking Machines through the conversion of the bridge loan was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of Thinking Machines subsequent to January 31, 1996 are included in the operations of the Company. The fair value of assets acquired, including goodwill of $1,726, was $27,301 and liabilities assumed totaled $7,613. In addition, minority interests in the amount of $9,088 were recognized at the time of acquisition. To date, no material revenues have been recognized by Thinking Machines with respect to the sale or licensing of such software and services. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-subsidiary of Brooke Group Ltd. ("Brooke"), an affiliate of the Company, pursuant to which the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas) for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of the Company (the "Note"). The BML Shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The Note, which was collateralized by the BML Shares, was paid during 1997.

         BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On April 18, 1997, BML sold Ducat Place I to one of its tenants for approximately $7,500, which purchase price had been reduced to reflect prepayments of rent. In 1997, BML completed construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies. The third phase, Ducat Place III, is planned as a 350,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1999.

         In connection with the Purchase Agreement, certain specified liabilities of BML aggregating approximately $40,000 remained as liabilities of BML after the purchase of the BML Shares by the Company. These liabilities included a $20,400 loan to a Russian bank for the construction of Ducat Place II (the "Construction Loan"). In addition, the liabilities of BML at the time of purchase included approximately $13,800 of rents and related payments prepaid by tenants of Ducat Place II for periods generally ranging from 15 to 18 months.

         In August 1997, BML refinanced all amounts due under the Construction Loan with borrowings under a new credit facility with another Russian bank. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At December 31, 1997, borrowings under the new credit facility totaled $20,078.

         In February 1998, the Company entered into a joint venture to make real estate and other investments in Russia to which the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, will be contributed (see Note 22).

4.       DISCONTINUED OPERATIONS

         As noted above, the Company sold the Messaging Services Business effective October 1, 1995. During the fourth quarter of 1996, Thinking Machines adopted a plan to terminate its parallel processing computer sales and service business. Consequently, the operating results of this segment have been classified as discontinued operations. Thinking Machines wrote-down certain assets, principally inventory, related to these operations to their net realizable value and recorded a charge of $6,200 for these reserves, which is included in the loss on discontinued operations. Accordingly, the financial statements reflect the financial position and the results of operations of the discontinued operations of FSI, the Messaging Services Business, and Thinking Machines separately from continuing operations.

         Summarized operating results of the discontinued operations, as shown below, include the discontinued operations of Thinking Machines for the year ended December 31, 1997 and the eleven months ended December 31, 1996 and the Messaging Services Business for the nine months ended September 30, 1995.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                        YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                               1997                1996              1995
                                                             --------            --------          --------
Revenues...........................................           $ 3,386             $15,017           $37,771
                                                                =====              ======            ======
Operating (loss) income............................           $ 1,077            $ (6,222)         $  4,795
                                                                =====              ======             =====
Income before income taxes and minority
     Interests.....................................           $ 1,077            $ (6,222)         $  4,795
Provision for income taxes.........................                --                  --               480
Minority interests.................................               416               2,404                --
                                                                -----              ------           -------
Net (loss) income..................................             $ 661            $ (3,818)         $  4,315
                                                                =====              ======             =====

         In December 1996, Thinking Machines sold part of its discontinued operations for $4,300 in cash which resulted in the Company recording a gain on disposal of discontinued operations of $2,386, net of minority interests of $1,502. In April 1997, Thinking Machines sold the remaining part of its discontinued operations for $2,405 in cash and a percentage of certain future operating profits. The sale resulted in the Company recording a loss on disposal of discontinued operations of $470, after the recognition of minority interests of $592 and the write-off of goodwill of $1,410. During 1997, Thinking Machines received profit participation payments totaling $1,176, which the Company recorded as a gain on discontinued operations of $742, representing its average ownership percentage of Thinking Machines in 1997.

         During the fourth quarter of 1996, the Company received $5,774 in cash and $600 in a promissory note (paid in 1997) in settlement of a receivable claim originally began by Western Union Telegraph Company. In addition, the Company reduced its liability related to certain Western Union retirees by $784. The Company recorded the gain on settlement of $6,374 and liability reduction of $784 as gain on disposal of discontinued operations. During 1997, the Company recorded a gain on disposal of discontinued operations of $3,687 related to reversals in estimates of certain pre-petition claims under Chapter 11 and restructuring which resulted from the Company's Money Transfer business.

 5.      INVESTMENT SECURITIES AVAILABLE FOR SALE

         Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of shareholders' equity (deficit). The Company had net unrealized gains on sales of investment securities available for sale of $7,596 ($12,431 of unrealized gains and $4,835 of unrealized losses) for the year ended December 31, 1997 and $1,347 ($6,114 of unrealized gains and $4,767 of unrealized losses) for the year ended December 31, 1996.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         The components of investment securities available for sale are as follows:

                                                                               GROSS          GROSS
                                                                            UNREALIZED     UNREALIZED        FAIR
                                                                 COST          GAIN           LOSS          VALUE
                                                                 ----          ----           ----          -----
          1997
          ----
          Short-term investments.........................       $  6,218            --             --        $ 6,218
          Marketable equity securities...................         34,494       $ 7,492        $ 2,101         39,885
          Marketable warrants............................             --         4,939             --          4,939
          Marketable debt securities ....................          3,685            --          2,734            951
                                                                 -------     ---------          -----        -------
          Investment securities..........................       $ 44,397      $ 12,431        $ 4,835       $ 51,993
                                                                  ======        ======          =====         ======

          1996
          ----
          Marketable equity securities...................      $  55,429      $  6,501      $     476      $  61,454
          Marketable debt securities (long-term).........          3,685            --            969          2,716
                                                                  ------       -------         ------         ------
          Total securities available for sale............         59,114         6,501          1,445         64,170
          Less long-term portion of investment
                securities...............................         (3,685)           --           (969)        (2,716)
                                                                 -------       -------          -----        -------
          Investment securities - current portion........      $  55,429      $  6,501       $    476      $  61,454
                                                                  ======         =====         ======         ======

         Included in marketable debt securities are acquired securities with a face amount of $14,900 (cost of $3,185) of a company that was in default at the time of purchase and is currently in default under its various debt obligations.

INVESTMENT IN RJR NABISCO

         As of December 31, 1997 and 1996, the Company held 612,650 and 1,741,150, respectively, shares of common stock of RJR Nabisco Holdings Corp. ("RJR Nabisco") with a market value of $22,898 (cost of $18,780) and $59,199 (cost of $53,372), respectively. The Company expensed $100 in 1997, $11,724 in 1996 and $3,879 in 1995 relating to the RJR Nabisco investment.

         In June 1996, various agreements between High River Limited Partnership ("High River"), the Company and Brooke were terminated by mutual consent. Pursuant to these agreements the parties had agreed to take certain actions during late 1995 and throughout 1996 designed to cause RJR Nabisco to effectuate a spinoff of its food business, Nabisco Holdings Corp. The termination of the High River agreements left in effect for one year certain provisions concerning payments to be made to High River in the event the Company achieved a profit (after deducting certain expenses) on the sale of the shares of RJR Nabisco common stock which were held by it or they were valued at the end of such year at higher than their purchase price or in the event Brooke or its affiliates engaged in certain transactions with RJR Nabisco. Based on the market price of RJR Nabisco common stock, no amounts were payable by the Company under these agreements.

         Pursuant to a December 31, 1995 agreement between the Company and Brooke whereby the Company agreed to reimburse Brooke and its subsidiaries for certain reasonable out-of-pocket expenses relating to RJR Nabisco, the Company paid Brooke and its subsidiaries a total of $17 and $2,370 in 1997 and 1996.

         On February 29, 1996, the Company entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). The Company entered into the Swap in order to be able to participate in any increase or decrease in the value of the RJR Nabisco common stock during the term of the Swap. The transaction was for a period of up to six months, unless extended by the parties, subject to earlier termination at the election of the Company, and provided for the Company to make a payment to the Counterparty of $1,537 upon commencement of the Swap. At the termination of the transaction, if the price of the RJR Nabisco common stock during a specified period prior to such date (the "Final Price") exceeded $34.42,

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



the price of the RJR Nabisco common stock during a specified period following the commencement of the Swap (the "Initial Price"), the Counterparty was required to pay the Company an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco common stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price was less than the Initial Price, then the Company was required to pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco common stock subject to the Swap, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, the Company was not required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap were guaranteed by the Counterparty's parent, a large foreign bank, and the Company pledged certain collateral in respect of its potential obligations under the Swap and agreed to pledge additional collateral under certain conditions. The Company marked its obligation with respect to the Swap to fair value with unrealized gains or losses included in income. During the third quarter of 1997, the Swap was terminated in connection with the Company's reduction of its holdings of RJR Nabisco common stock, and the Company recognized a loss on the Swap of $7,305 for the year ended December 31, 1996.

6.       TRADING SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

         The components of trading securities owned and securities sold, not yet purchased are as follows:

                                                  DECEMBER 31, 1997              DECEMBER 31, 1996
                                                  -----------------              -----------------
                                               TRADING       SECURITIES       TRADING        SECURITIES
                                              SECURITIES    SOLD, NOT YET    SECURITIES    SOLD, NOT YET
                                                OWNED         PURCHASED        OWNED         PURCHASED
                                                -----         ---------        -----         ---------
           Common stock.................      $  16,208         $ 4,513        $21,248        $  5,900
           Equity and index options.....          5,290          17,494          6,241          11,243
           Other........................         28,490           3,603          2,272              --
                                                -------         -------        -------      ----------
                                               $ 49,988        $ 25,610        $29,761         $17,143
                                                 ======          ======         ======          ======


7.       INVESTMENT IN REAL ESTATE AND NOTES PAYABLE

         The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at December 31, 1997 are as follows:

                                                  U.S.            RUSSIAN
                                                 OFFICE           OFFICE           SHOPPING
                                               BUILDINGS         BUILDINGS         CENTERS            TOTAL
                                               ---------         ---------         -------            -----
Land........................................     $ 19,450         $  19,300         $ 16,087         $ 54,837
Buildings...................................       92,332            66,688           51,430          210,450
                                                 --------         ---------         --------         --------
     Total..................................      111,782            85,988           67,517          265,287
Less accumulated depreciated................       (4,616)             (879)          (3,147)          (8,642)
                                                 --------         ---------         --------         --------
     Net investment in real estate..........     $107,166         $  85,109         $ 64,370         $256,645
                                                 ========         =========         ========         ========
Notes payable...............................     $ 99,302         $  20,078         $ 54,801         $174,181
Current portion of notes payable............          336               424                               760
                                                 --------         ---------         --------         --------
Notes payable - long-term portion...........     $ 98,966         $  19,654         $ 54,801         $173,421
                                                 ========         =========         ========         ========

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         At December 31, 1997, the Company's investment in real estate collateralized four promissory notes aggregating $99,302 related to the Office Buildings and eight promissory notes aggregating $54,801 related to the Shopping Centers. The Office Building notes bear interest at 7.5%, require principal amortization over approximately 40 years, with maturity dates ranging from 2006 to 2011. The Office Building notes have fixed monthly principal and interest payments aggregating $648. Each Shopping Center note has a term of five years, requires no principal amortization, and bears interest payable monthly at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term. In November 1997, the Company sold one of the Shopping Centers for $5,400 and realized a gain of $1,200.

         Required principal payments on the notes payable over the next five years are $760 in 1998, $5,675 in 1999, $7,243 in 2000, $62,741 in 2001 and $462
in 2002 and $97,300 thereafter.

8.       LONG-TERM INVESTMENTS

         Long-term investments consisted of investments in the following:

                                                 DECEMBER 31, 1997                 DECEMBER 31, 1996
                                            -------------------------          -------------------------
                                            CARRYING            FAIR           CARRYING            FAIR
                                              VALUE            VALUE             VALUE            VALUE
                                              -----            -----             -----            -----
          Limited partnerships.......       $ 27,224         $ 33,329          $  7,054         $  7,914
          Foreign corporations.......             --               --             2,000            2,000
          Joint venture..............             --               --             3,796            3,796
          Other......................             --               --               420              420
                                             -------          -------          --------         --------

          Total .....................       $ 27,224         $ 33,329           $13,270          $14,130
                                              ======           ======            ======           ======

         The principal business of the limited partnerships is investing in investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying investment portfolio. The Company is required under certain limited partnership agreements to make additional investments up to an aggregate of $5,740 as of December 31, 1997. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. During 1997, the Company sold for an amount which approximated its $2,000 cost an investment in a foreign corporation which owned an interest in a Russian bank. During 1997, the Company determined that an other than temporary impairment in the value of its investment in a joint venture had occurred and wrote-down this investment to zero with a charge to operations of $3,796.

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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




9.       PENSIONS AND RETIREE BENEFITS

         Ladenburg has a Profit Sharing Plan (the "Plan") for substantially all its employees. The Plan includes two features: profit sharing and a deferred compensation vehicle. Contributions to the profit sharing portion of the Plan are made by Ladenburg on a discretionary basis. The deferred compensation feature of the Plan enables non-salaried employees to invest up to 15% of their pre-tax annual compensation. For the years ended December 31, 1996 and 1995, employer contributions to the Plan were approximately $200 in each year, excluding those made under the deferred compensation feature described above. The Plan was inactive in 1997.

         The Company maintains 401(k) plans for substantially all employees, except those employees of Thinking Machines. These 401(k) plans allow eligible employees to invest a percentage of their pre-tax compensation. The Company committed to contribute $500 of matching contributions in 1997. The Company did not make discretionary contributions to these 401(k) plans in 1996.

10.      COMMITMENT AND CONTINGENCIES

         LEASES

         The Company, Thinking Machines and Ladenburg are currently obligated under three noncancelable lease agreements for office space, expiring in September 2000, October 1998 and December 2015, respectively. The following is a schedule by fiscal year of future minimum rental payments required under the agreements that have noncancelable terms of one year or more at December 31, 1997:

          1998......................................                   $  4,615
          1999......................................                      4,279
          2000......................................                      4,042
          2001......................................                      3,552
          2002......................................                      3,795
          2003 and thereafter.......................                     50,246
                                                                       --------

               Total................................                   $ 70,529
                                                                         ======

         Rental expense for operating leases during 1997, 1996 and 1995 was $4,076, $3,914 and $1,677, respectively.

         LAWSUITS

         On or about March 13, 1997, a shareholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke in the Delaware Chancery Court, by a shareholder of the Company. The suit alleges that the Company's purchase of the BML Shares constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. The Company's time to respond to the complaint has not yet expired. The Company believes that the allegations were without merit. Although there can be no assurances, management is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




11.      FEDERAL INCOME TAX

         At December 31, 1997, the Company had $97,444 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax asset as it is presently deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change. The provision for income taxes, which represented the effect of the Alternative Minimum Tax and state income taxes, for the three years ended December 31, 1997, 1996 and 1995, does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the change in the valuation allowance relating to deferred tax assets. The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pretax income from continuing operations as a result of the following differences:

                                                                           1997         1996         1995
                                                                           ----         ----         ----
          (Loss) income from continuing operations..................   $ (25,007)     $(12,916)      $1,666
                                                                         -------       -------       ------

          (Credit) provision under statutory U.S. tax rates.........      (8,752)       (4,521)         583
          (Decrease) increase in taxes resulting from:
              Nontaxable items......................................       2,603          (224)         543
              State taxes, net of Federal benefit...................          55           195          180
              Foreign Taxes.........................................         108
          Increase (decrease) in valuation reserve..................       6,172         4,850       (1,014)
                                                                         -------       -------       ------
                    Income tax provision (benefit)..................      $  186        $  300       $  292
                                                                         =======       =======       ======

         Income taxes associated with discontinued operations and extraordinary items have been shown net of the utilization of the net operating loss carryforward and the change in other deferred tax assets.

         Deferred tax amounts are comprised of the following at December 31:

                                                                                 1997              1996
                                                                                 ----              ----
          Deferred tax assets:
              Net operating loss carryforward:
                Restricted net operating loss...........................        $15,561          $18,675
                Unrestricted net operating loss.........................         70,216           65,237
              Other.....................................................         17,209           10,399
                                                                               --------         --------

              Total deferred tax assets.................................        102,986           94,311
                                                                               --------         --------

          Deferred tax liabilities:

              Other.....................................................         (5,542)          (3,039)
                                                                               --------         --------

          Total deferred tax liabilities................................         (5,542)          (3,039)
                                                                               --------         --------

          Net deferred tax assets.......................................         97,444           91,272
          Valuation allowance...........................................        (97,444)         (91,272)
                                                                               --------         --------

          Net deferred taxes............................................       $     --         $     --
                                                                               ========         ========

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

         As of December 31, 1997, the Company had consolidated net operating loss carryforwards of approximately $213,000 for tax purposes, which expire at various dates through 2008. Approximately $38,700 net operating loss carryforwards constitute pre-change losses and $174,300 of net operating losses were unrestricted.

12.      OTHER LONG-TERM LIABILITIES

         The components of other long-term liabilities, excluding notes payable, are as follows:

                                                                                    DECEMBER 31,
                                                                --------------------------------------------------
                                                                         1997                        1996
                                                                -----------------------     -----------------------
                                                                LONG-TERM      CURRENT      LONG-TERM      CURRENT
                                                                 PORTION       PORTION       PORTION       PORTION
                                                                ---------      -------      ---------      -------
          Retiree and disability obligations..............       $ 3,638       $ 2,000      $  6,774        $1,700
          Minority interests..............................         6,112            --         4,775            --
          Other long-term liabilities.....................         1,460            --           733           300
                                                                  ------        ------       -------        ------

          Total other long-term liabilities...............      $ 11,210       $ 2,000       $12,282        $2,000
                                                                  ======         =====        ======         =====


13.      REDEEMABLE PREFERRED SHARES

         At December 31, 1997 and 1996, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At December 31, 1997 and 1996, respectively, the carrying value of such shares amounted to $258,638 and $210,571, including undeclared dividends of $163,302 and $117,117, or $152.41 and $109.31 per share.

         The holders of Class A Senior Preferred Shares are currently entitled to receive a quarterly dividend, as declared by the Board, payable at the rate of $19.00 per annum. The Class A Senior Preferred Shares are mandatorily redeemable on January 1, 2003 at $100 per share plus accrued dividends. The Class A Senior Preferred Shares were recorded at their market value ($80 per share) at December 30, 1987, the date of issuance. The discount from the liquidation value is accreted, utilizing the interest method, as a charge to additional paid-in capital and an increase to the recorded value of the Class A Senior Preferred Shares, through the redemption date. As of December 31, 1997, the unamortized discount on the Class A Senior Preferred Shares was $4,918.

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




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

         On November 18, 1996, the Company granted to an executive officer and director of the Company 36,000 Class A Senior Preferred Shares (the "Award Shares"). The Award Shares are identical with all other Class A Senior Preferred Shares issued and outstanding as of July 1, 1996, including undeclared dividends of $3,776 and declared dividends of $1,080. The Award Shares vested one-sixth on July 1, 1997 and one-sixth on each of the five succeeding one-year anniversaries thereof through and including July 1, 2002. The Company recorded deferred compensation of $5,436 representing the fair market value of the Award Shares on November 18, 1996 and $3,020 of original issue discount representing the difference between the book value of the Award Shares on November 18, 1996 and their fair market value. The deferred compensation will be amortized over the vesting period and the original issue discount will be accreted, utilizing the interest method, through the redemption date, both through a charge to compensation expense. During 1997 and 1996, the Company recorded $2,934 and $359, respectively, in compensation expense related to the Award Shares and, at December 31, 1997 and 1996, the balance of the deferred compensation and the unamortized discount related to the Award Shares was $6,890 and $8,097, respectively.

         For information on Class A Senior Preferred Shares owned by Brooke, see
Note 18.

14.      PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

         The holders of the $3.00 Class B Cumulative Convertible Preferred Shares ($25 Liquidation Value), $.10 par value per share (the "Class B Preferred Shares"), 12,000,000 shares authorized and 2,790,776 shares outstanding as of December 31, 1997 and 1996, are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. Undeclared dividends are accrued quarterly at a rate of 12% per annum, and such accrued and unpaid dividends shall accrue additional dividends in respect thereof, compounded monthly at the rate of 12% per annum.

         Each Class B Preferred Share is convertible at the option of the holder into .41667 Common Shares based on a $25 liquidation value and a conversion price of $60 per Common Share.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




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

         No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988. The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $139,412 and $115,944 at December 31, 1997 and 1996, respectively. These undeclared dividends represent $49.95 and $41.55 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

15.      COMMON SHARES

         On November 18, 1996, the Company granted an executive officer and director of the Company nonqualified options to purchase 330,000 Common Shares at a price of $.58 per share and 97,000 Class B Preferred Shares at a price of $1.85 per share. These options may be exercised on or prior to July 1, 2006 and vest one-sixth on July 1, 1997 and one-sixth on each of the five succeeding anniversaries thereof through and including July 1, 2002. The Company recognized compensation expense of $15 in 1997 and $24 in 1996 from these option grants and recorded deferred compensation of $158 and $755 representing the intrinsic value of these options at December 31, 1997 and December 31, 1996, respectively.

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the nonqualified stock options been determined based upon the fair value at the grant date consistent with SFAS No. 123, the Company's net loss in 1997 and 1996 would have been increased by $316 and $33, respectively. The fair value of the nonqualified stock options was estimated at $1,774 using the Black-Scholes option-pricing model with the following assumptions: volatility of 171% for the Class B Preferred Shares and 101% for the Common Shares, a risk free interest rate of 6.2%, an expected life of 10 years, and no expected dividends or forfeiture.

16.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The composition of accounts payable and accrued liabilities is as follows:

                                                                                          DECEMBER 31,
                                                                                      ---------------------
                                                                                      1997             1996
                                                                                      ----             ----
          Accounts payable and accrued liabilities:
              Accrued compensation.........................................         $11,202           $10,378
              Excise tax payable (a).......................................           4,400             6,000
              Subordinated loan payable (b)................................           2,500             4,000
              Deferred rent................................................           4,560             4,388
              Unearned Revenues............................................          10,163
              Taxes (property and miscellaneous)...........................           5,029             2,637

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




              Accrued expenses and other liabilities.......................          19,868            17,485
                                                                                     ------            ------
                  Total....................................................         $57,722           $44,888
                                                                                     ======            ======

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

17.      PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

         On January 18, 1995, approximately $550,000 of the approximately $620,000 of prepetition claims were paid pursuant to the Joint Plan. Another $57,000 of prepetition claims and restructuring accruals have been settled and paid or adjusted since January 18, 1995. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

                                                                             DECEMBER 31,
                                                                      -------------------------
                                                                      1997                 1996
                                                                      ----                 ----
          Restructuring accruals(a).......................           $  8,196              $ 9,024
          Money transfer payable(b).......................              4,415                6,502
                                                                        -----                -----

                Total.....................................            $12,611              $15,526
                                                                       ======               ======

---------------

      (a) Restructuring accruals at December 31, 1997 consisted of $6,907 of disputed claims, primarily related to leases and former employee benefits, and $1,289 of other restructuring accruals. In 1997, 1996 and 1995, the Company reversed $0, $9,706 and $2,044, respectively, of prior year restructuring accruals as a result of settlements on certain of its prepetition claims and vacated real estate lease obligations.

      (b) Represents unclaimed money transfers issued by the Company prior to January 1, 1990. The Company is currently in litigation in Bankruptcy Court seeking a determination that these monies are not an obligation of the Company. There can be no assurance as to the outcome of the litigation.

18.      RELATED PARTY TRANSACTIONS

         At December 31, 1997, Brooke, a company under the control of Bennett S. LeBow, Chairman of the Company's Board of Directors, held 3,989,710 Common Shares (approximately 41.7% of such class), 618,326 Class A Senior Preferred Shares (approximately 57.7% of such class), and 250,885 Class B Preferred Shares (approximately 8.9% of such class) which represented in the aggregate 42.1% of all voting power. Several of the other officers and directors of the Company are also affiliated with Brooke. In 1995, the Company signed an expense sharing agreement with Brooke pursuant to which certain lease, legal and administrative expenses are allocated to the entity incurring the expense. The Company expensed approximately $312, $462 and $571 under this agreement in 1997, 1996 and 1995, respectively.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         The Joint Plan imposes a number of restrictions on transactions between the Company and certain affiliates of the Company, including Brooke.

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

         Two directors of the Company are or have been affiliated with law firms that rendered legal services to the Company. The Company paid these firms $568 and $4,141 during 1997 and 1996, respectively, for legal services. An executive officer and director of the Company is a shareholder and registered representative in a broker-dealer to which the Company paid $522 and $317 in 1997 and 1996, respectively, in brokerage commissions and other income, and is also a shareholder in an insurance company that received ordinary and customary insurance commissions from the Company and its affiliates of $133 and $136 in 1997 and 1996, respectively. The broker-dealer, in the ordinary course of its business, engages in brokerage activities with Ladenburg on customary terms.

         As discussed in Note 5, the Company has entered into certain other agreements with Brooke in connection with its investment in RJR Nabisco. Further, two directors of the Company were each paid $30 by Brooke during the fourth quarter of 1995 in connection with their agreement to serve as Brooke nominees of RJR Nabisco's 1996 annual meeting.

         During 1996, the Company entered into a court-approved Stipulation and Agreement (the "Settlement") with Brooke and BGLS relating to Brooke's and BGLS's application under the Federal Bankruptcy code for reimbursement of legal fees and expenses incurred by them in connection with the Company's bankruptcy reorganization proceedings. Pursuant to the Settlement, the Company reimbursed Brooke and BGLS $655 for such legal fees and expenses. The terms of the Settlement were substantially similar to the terms of previous settlements between the Company and other applicants who had sought reimbursement of reorganization-related legal fees and expenses.

         In connection with the acquisition of the Office Buildings by the Company in 1996, a director of Brooke received a commission of $220 from the seller.

         See Note 3 for information concerning the purchase by the Company on January 31, 1997 of BML from a subsidiary of Brooke.

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

         The clearing operations for Ladenburg's securities transactions are provided by several brokers. At December 31, 1997, substantially all of the securities owned and the amounts due from brokers reflected in the consolidated balance sheet are positions held at and amounts due from one clearing broker. Ladenburg is subject to credit risk should this broker be unable to fulfill its obligations.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         In the normal course of its business, Ladenburg enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments consist of financial futures contracts and written index option contracts. Financial futures contracts provide for the delayed delivery of a financial instrument with the seller agreeing to make delivery at a specified future date, at a specified price. These futures contracts involve elements of market risk in excess of the amounts recognized in the consolidated statement of financial condition. Risk arises from changes in the values of the underlying financial instruments or indices. At December 31, 1997, Ladenburg had commitments to purchase and sell financial instruments under futures contracts of $37,552 and $1,494, respectively.

         Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time from the seller ("writer") of the option and are settled in cash. Ladenburg generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. As a writer of options, Ladenburg receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option. Financial instruments have the following notional amounts as December 31, 1997:

                                                       LONG             SHORT
                                                     ---------       -----------

          Equity and index options.................    $60,448        $70,500
          Financial futures contracts..............     37,317          1,475

         The table below discloses the fair value at December 31, 1997 of these commitments, as well as the average fair value during the year ended December 31, 1997, based on monthly observations.

                                                             DECEMBER 31, 1997              AVERAGE
                                                          ------------------------    ----------------------
                                                            LONG          SHORT         LONG         SHORT
---------                                                 ---------      ---------    ---------     --------
          Equity and index options..................        $ 5,290       $17,495       $8,850        $18,988
          Financial futures contracts...............         37,552         1,494        6,206         1,454

         For the years ended December 31, 1997, 1996 and 1995, the net loss arising from options and futures contracts included in net gain on principal transactions was $2,399, $6,012 and $4,504, respectively. The Company's accounting policy related to derivatives is to value these instruments, including financial futures contracts and written index option contracts, at the last reported sales price. The measurement of market risk is meaningful only when related and offsetting transactions are taken into consideration.

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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                          DECEMBER 31, 1997           DECEMBER 31, 1996
                                                          -----------------           -----------------
                                                        CARRYING        FAIR        CARRYING        FAIR
                                                         AMOUNT        VALUE         AMOUNT        VALUE
                                                         ------        -----         ------        -----

          Financial assets:
              Cash and cash equivalents...........      $ 11,606       $ 11,606    $  57,282      $  57,282
              Investments available for sale......        51,993         51,993       64,170         64,170
              Trading securities owned............        49,988         49,988       29,761         29,761
              Restricted assets...................         5,716          5,716        8,846          8,846
              Receivable from clearing brokers....         1,205          1,205       23,870         23,870
              Long-term investments (Note 8)......        27,224         33,329       13,270         14,130
          Financial liabilities:
              Notes payable.......................       174,574        174,574      158,251        158,251
              Redeemable preferred shares.........       258,638        102,860      210,571        132,908


21.      BUSINESS SEGMENT INFORMATION

         The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the years ended December 31, 1997 and 1996:

                                          BROKER-                       COMPUTER       CORPORATE
                                           DEALER      REAL ESTATE      SOFTWARE       AND OTHER        TOTAL
                                           ------      -----------      --------       ---------        -----
          1997
          ----
          Revenues....................    $ 56,197       $27,067           $561         $24,616        $108,441
          Operating income (loss).....      (9,958)       (7,827)        (9,233)         (1,226)        (28,244)
          Identifiable assets.........      77,511       276,770          5,604          81,506         441,391
          Depreciation and
             amortization.............       1,035         7,469            815              95           9,414
          Capital expenditures........       1,627         7,454            466           1,385          10,932

          1996
          ----
          Revenues....................     $71,960     $  23,559     $        --      $  16,435        $111,954
          Operating income (loss).....        (345)         (745)         (8,860)        (6,305)        (16,255)
          Identifiable assets.........      76,302       182,645          11,686        135,787         406,540
          Depreciation and
             Amortization.............         600         3,622             532              3           4,757
          Capital expenditures........       3,644       183,193           1,596             18         188,451


22.      SUBSEQUENT EVENTS

         WESTERN REALTY. In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty") to make real estate and other investments in Russia. In connection with the formation of Western Realty, the Company agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty and Apollo agreed to contribute up to $58,000.

         Under the terms of the agreement governing Western Realty, the ownership and voting interests in Western Realty will be held equally by Apollo and the Company. Apollo will be entitled to a preference on

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




distributions of cash from Western Realty to the extent of its investment, together with a 15% annual rate of return, and the Company will then be entitled to a return of $10,000 of BML-related expenses incurred by the Company since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to the Company and 30% to Apollo. Western Realty will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty will generally required the unanimous consent of the Board of Managers. Accordingly, the Company will account for its non-controlling interest in Western Realty on the equity method.

         On February 27, 1998, at an initial closing under the LLC Agreement, Apollo made a $11,000 loan (the "Loan) to Western Realty. The Loan, which bears interest at the rate of 15% per annum and is due September 30, 1998, is collateralized by a pledge of the Company's shares of BML. Upon completion of the transfer of Ducat Place II and the satisfaction of other conditions under the LLC Agreement, the Loan and the accrued interest thereon will be converted into a capital contribution by Apollo to Western Realty and the BML pledge released.

         Western Realty will seek to make additional real estate and other investments in Russia. The Company and Apollo have agreed to invest, through Western Realty or another equity, up to $25,000 in the aggregate for the potential development of a real estate project in Moscow. In addition, Western Realty has agreed to acquire for $20,000 a 30% profits interest in a company organized by Brooke (Overseas) which will, among other things, acquire an interest in an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of Brooke (Overseas).

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTS



To the Board of Directors of
Thinking Machines Corporation:

         We have audited the accompanying consolidated balance sheets of Thinking Machines Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for the year ended December 31, 1997 and for the period from February 8, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thinking Machines Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the period February 8, 1996 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been unable to generate significant revenue and has incurred recurring losses from its operations. These factors, among others, as described in Note 1, create substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ARTHUR ANDERSON LLP


Boston, Massachusetts
January 23, 1998

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW VALLEY CORPORATION

                                       (REGISTRANT)

                                       By: /s/ Bennett S. LeBow
                                          --------------------------------------
                                           Bennett S. LeBow
                                           Chairman of the Board
                                           and Chief Executive Officer

Date:  March 31, 1998

                                POWER OF ATTORNEY

         The undersigned directors and officers of New Valley Corporation hereby constitute and appoint Howard M. Lorber, Richard J. Lampen, J. Bryant Kirkland III and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.



                         SIGNATURE                                                          TITLE
                         ---------                                                          -----
                  /s/ Bennett S. LeBow                       Chairman of the Board and Chief Executive Officer
  ---------------------------------------------------------  (Principal Executive Officer)
                      Bennett S. LeBow

                 /s/  J. Bryant Kirkland III                 Vice President, Treasurer, and Chief Financial Officer
  ---------------------------------------------------------  (Principal Financial Officer and Principal Accounting Officer)
                   J. Bryant Kirkland III

                 /s/ Henry C. Beinstein                     Director
  ---------------------------------------------------------
                     Henry C. Beinstein

                  /s/ Arnold I. Burns                       Director
  ---------------------------------------------------------
                      Arnold I. Burns

                  /s/ Ronald J. Kramer                      Director
  ---------------------------------------------------------
                      Ronald J. Kramer

                 /s/ Richard J. Lampen                      Director
  ---------------------------------------------------------
                     Richard J. Lampen

                  /s/ Howard M. Lorber                      Director
  ---------------------------------------------------------
                      Howard M. Lorber

                  /s/ Barry W. Ridings                      Director
  ---------------------------------------------------------
                      Barry W. Ridings

                                                                    Schedule III


                             NEW VALLEY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)


                                                                                    Gross Amount Carried
                                                                    Cost              At Close of Period
                                            Initial Cost         Capitalized   ----------------------------------
   Description                         -------------------------    Net of                 Buildings and               Accumulated
   And Location           Encumbrances    Land       Building      Deletions      Land      Improvements      Total    Depreciation
   ------------           ------------    ----       --------      ---------      ----      ------------    --------  ------------
Office Building:
 Bernards Township, NJ    $   43,838    $ 10,059     $ 38,432      $      --    $ 10,059       $  38,432    $ 48,491   $    1,922
 Bernards Township, NJ        10,283       2,342        9,172             --       2,342           9,172      11,514          452
 Troy, MI                     22,384          --       23,581             --          --          23,581      23,581        1,179
 Troy, MI                     22,798       7,049       21,147             --       7,049          21,147      28,196        1,057
 Ducat Place I                    --          --        5,561         (5,561)         --              --          --           --
 Ducat Place II               20,078       5,700       59,300          7,031       5,700          66,331      72,031          879
 Ducat Place III                  --      13,600           --            357      13,600             357      13,957           --
                          -------------------------------------------------------------------------------------------------------
                             119,381      38,750      157,193          1,827      38,750         159,020     197,770        5,496
                          -------------------------------------------------------------------------------------------------------
Shopping Centers:
 Tri Cities, WA                5,919       2,981        7,692             --       2,981           7,692      10,673          500
 Santa Fe, NM                  8,331       3,233        6,423              4       3,233           6,427       9,660          409
 Portland, OR                  4,875         949        6,374         (1,725)        722           4,876       5,598          330
 Marathon, FL                     --         624        3,299         (3,923)         --              --          --           --
 Seattle, WA                  10,717       3,354        9,069             35       3,354           9,104      12,458          552
 Charleston, WV               11,238       2,510       10,516            174       2,510          10,690      13,200          522
 Royal Palm Beach, FL          8,539       2,032        7,867              7       2,032           7,874       9,906          510
 Lincoln, NE                   5,182       1,254        4,750             18       1,254           4,768       6,022          323
                          -------------------------------------------------------------------------------------------------------
                              54,801      16,937       55,990         (5,410)     16,086          51,431      67,517        3,146
                          -------------------------------------------------------------------------------------------------------
                          $  174,182    $ 55,687     $213,183      $  (3,583)   $ 54,836       $ 210,451    $265,287   $    8,642
                          =======================================================================================================


   Date             Date        Depreciable
Constructed       Acquired         Life
-----------       --------         ----

   1991           Jan 1996          40
   1994           Jan 1996          40
   1987           Jan 1996          40
   1990           Jan 1996          40
   1993           Jan 1997          40
   1997           Jan 1997          40
   1997           Jan 1997          40




   1980           Jan 1996          25
   1964           Jan 1996          25
   1978           Jan 1996          25
   1972           Jan 1996          25
   1988           Jan 1996          25
   1985           Jan 1996          25
   1985           Jan 1996          25
   1984           Jan 1996          25






                             NEW VALLEY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)


RECONCILIATION OF CARRYING COSTS AND ACCUMULATED DEPRECIATION



                                                       Buildings and                     Accumulated
                                           Land        Improvements      Total           Depreciation

Balance at 12/31/95                     $      --      $        --     $      --          $      --
                                        ---------      -----------     ---------          ---------

Additions during period
 Acquisitions through foreclosure              --               --            --                 --
 Other acquisitions                        36,387          148,322       184,709                 --
 Improvements                                  --              209           209                 --
 Depreciation expense                          --               --            --              3,622
                                        ---------      -----------     ---------          ---------
   Total additions                         36,387          148,531       184,918              3,622
                                        ---------      -----------     ---------          ---------

Deductions during period:
 Cost of real estate sold                     227            1,498         1,725                 --
                                        ---------      -----------     ---------          ---------

Balance at 12/31/96                     $  36,160      $   147,033     $ 183,193          $   3,622
                                        ---------      -----------     ---------          ---------


Additions during period
 Acquisitions through foreclosure              --               --            --                 --
 Other acquisitions                     $  19,300      $    64,861     $  84,161                 --
 Improvements, etc.                            --            7,454         7,454                 --
 Depreciation expense                          --               --            --          $   5,197
                                        ---------      -----------     ---------          ---------
   Total additions                         19,300           72,315        91,615              5,197
                                        ---------      -----------     ---------          ---------

Deductions during period:
 Cost of real estate sold                     624            8,897         9,521                177
                                        ---------      -----------     ---------          ---------

Balance at 12/31/97                     $  54,836      $   210,451     $ 265,887          $   8,642
                                        ---------      -----------     ---------          ---------
