Form 10-K/A
period 1997-12-31
NEW VALLEY CORP
filed 1998-04-30
CIK 106374

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                                -----------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NUMBER 1-2493

                                -----------------

                             NEW VALLEY CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   13-5482050
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                   100 S.E. SECOND STREET
                       MIAMI, FLORIDA                            33131
          (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:          (305) 579-8000

                                -----------------

















================================================================================

         Part III of the Annual Report on Form 10-K of New Valley Corporation (the "Company") for the year ended December 31, 1997 is amended in its entirety to add the following information:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information, as of April 15, 1998, with respect to each person who is a director of the Company. Each director is a citizen of the United States of America. For information concerning the executive officers of the Company, see Item 4. "Submission of Matters to a Vote of Security-Holders; Executive Officers of the Registrant".

                                                                                  DIRECTOR
         NAME AND ADDRESS            AGE          PRINCIPAL OCCUPATION              SINCE
         ----------------            ---          --------------------              -----

Bennett S. LeBow                     60      Chairman of the Board              December 1987
  New Valley Corporation                     and Chief Executive Officer
  100 S.E. Second Street                     of the Company
  Miami, FL  33131

Howard M. Lorber                     49      President and Chief Operating      January 1991
  New Valley Corporation                     Officer of the Company
  100 S.E. Second Street
  Miami, FL  33131

Richard J. Lampen                    44      Executive Vice President and       June 1996
  New Valley Corporation                     General Counsel of the
  100 S.E. Second Street                     Company
  Miami, FL  33131

Arnold I. Burns                      68      Partner, Proskauer Rose LLP        November 1994
  Proskauer Rose LLP
  1585 Broadway
  New York, NY  10036

Ronald J. Kramer                     39      Chairman and Chief Executive       November 1994
  Ladenburg, Thalmann Group Inc.             Officer of Ladenburg, Thalmann
  590 Madison Avenue                         Group Inc.
  New York, NY  10022

Henry C. Beinstein                   55      Executive Director,                November 1994
  Shulte Roth & Zabel LLP                    Schulte Roth & Zabel LLP
  900 Third Avenue
  New York, NY  10022

Barry W. Ridings                     46      Managing Director,                 November 1994
  BT Alex. Brown Incorporated                BT Alex. Brown Incorporated
  1290 Avenue of the Americas
  New York, NY 10104

         The Board of Directors of the Company consists of the foregoing seven directors, six of whom were appointed pursuant to the Joint Plan and subsequently re-elected at the subsequent Annual Meetings of Shareholders. Messrs. Beinstein and Ridings (together, the "Shareholder Designees) are deemed by the Joint Plan to be directors elected pursuant to the Company's Certificate of Incorporation by holders of the Class A Senior Preferred Shares, voting as a class, and by the holders of the Class A Senior Preferred Shares and the Class B Preferred Shares, voting together as a single class, in each case as a results of dividend arrearages thereon. Mr. Lampen was elected as a director of the Company at the 1996 Annual Meeting.

BUSINESS EXPERIENCE OF DIRECTORS (OTHER THAN EXECUTIVE OFFICERS)

         ARNOLD I. BURNS has been a partner of Proskauer Rose LLP ("Proskauer"), a New York-based law firm, since September 1988. Mr. Burns was an Associate Attorney General at the United States Department of Justice in 1986 and Deputy Attorney General from 1986 to 1988.

         RONALD J. KRAMER has been Chairman and Chief Executive Officer of Ladenburg Thalmann Group Inc. ("Ladenburg Group") since June 1995 and Chairman of the Board and Chief Executive Officer of Ladenburg Thalmann & Co. Inc. ("Ladenburg"), a broker-dealer and investment bank, since December 1995 and an employee thereof for more than the past five years. Ladenburg Group and Ladenburg are direct and indirect wholly-owned subsidiaries of the Company. Mr. Kramer currently serves on the Boards of Directors of Griffon Corporation and Grand Casinos, Inc.

         HENRY C. BEINSTEIN became the Executive Director of Schulte Roth & Zabel LLP, a New York-based law firm, in August 1997. Prior thereto, Mr. Beinstein had served as the Managing Director of Milbank, Tweed, Hadley & McCloy ("Milbank"), a New York-based law firm, commencing November 1995. Mr. Beinstein was the Executive Director of Proskauer from April 1985 through October 1995. Mr. Beinstein is a certified public accountant in the States of New York and New Jersey and prior to joining Proskauer was a partner and National Director of Finance and Administration at Coopers & Lybrand.

         BARRY W. RIDINGS has been a Managing Director of BT Alex. Brown Incorporated, an investment banking firm, since March 1990. Mr. Ridings currently serves on the Board of Directors of TransCor Waste Services, Inc., SubMicron Systems Corporation, Norex Industries, Inc., Noodle Kidoodle Inc., Search Financial Services Inc. and Telemundo Group, Inc.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation awarded to, earned by or paid during the past three years to those persons who were, at December 31, 1997, the Company's Chief Executive Officer and the three other executive officers whose cash compensation exceeded $100,000 (collectively, the "named executive officers").

                         SUMMARY COMPENSATION TABLE (1)

                                                                           LONG-TERM
                                                                           COMPENSATION
                                                                           ------------
                                         ANNUAL COMPENSATION
                                                                                    SECURITIES
                                                                                      UNDER-
                                                                     RESTRICTED       LYING
             NAME                                                      STOCK         OPTIONS
    AND PRINCIPAL POSITION       YEAR     SALARY       BONUS          AWARD(S)         (#)
    ----------------------       ----     ------       -----          --------         ---
Bennett S. LeBow                 1997   $2,000,000         --               --           --
  Chairman and Chief Executive   1996    2,000,000         --               --           --
  Officer                        1995    1,894,823         --               --           --

Howard M. Lorber                 1997   $1,400,000   $976,544 (2)           --           --
  President and Chief            1996    1,250,000    300,000       $4,356,000(3)   427,000(4)
  Operating Officer              1995      956,376    500,000               --           --

Richard J. Lampen                1997   $  650,000         --               --           --
  Executive Vice President       1996      600,000   $100,000               --           --
  and General Counsel(5)         1995      150,000    100,000               --           --

Robert M. Lundgren(6)            1997   $  108,972         --               --           --
  Vice President, Chief          1996       90,000   $ 15,000
  Financial Officer and
  Treasurer

--------------

(1) The aggregate value of perquisites and other personal benefits received by the named executive officers are not reflected because the amounts were below the reporting requirements established by the rules of the Securities and Exchange Commission (the "SEC").

(2) Includes $476,544 paid to Mr. Lorber in connection with the Company's obligation to reimburse him for taxes relating to the vesting of the 1996 restricted stock award. See "Employment Agreements".

(3) Represents an award of 36,000 Class A Senior Preferred Shares valued based on the closing price on the date of issuance. Subject to earlier vesting upon a change of control (as defined), the shares vest in six equal annual installments commencing on July 1, 1997. The shares are identical with all other Class A Senior Preferred Shares issued and outstanding as of July 1, 1996, including undeclared dividends of $3,776,000 and declared dividends of $1,080,000. Dividends are payable on the shares provided that such payments will be deferred until the time of vesting. At December 31, 1997, the shares had a market value of $3,456,000 (without giving effect to any diminution in value attributable to the restrictions).

(4) Represents options to purchase 330,000 Common Shares and 97,000 Class B Preferred Shares granted in 1996.

(5) Mr. Lampen commenced employment with the Company in October 1995. In 1997 and 1996, all of Mr. Lampen's salary and bonus were paid by the Company, and 25% (or $162,500 and $175,000 in

         1997 and 1996, respectively) was subsequently reimbursed to the Company by Brooke. The table reflects 100% of Mr. Lampen's salary and bonus.

(6)      Mr. Lundgren resigned from the Company effective January 14, 1998.


         The following table sets forth certain information concerning unexercised options held by the named executive officers as of December 31, 1997.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                   NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                  UNDERLYING UNEXERCISED                IN-THE-MONEY
                               OPTIONS AT DECEMBER 31, 1997     OPTIONS AT DECEMBER 31, 1997
                               ----------------------------     ----------------------------
              NAME             EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
              ----             -----------    -------------     -----------    -------------
Howard M. Lorber
  Class B Preferred Shares        16,166          80,834          $30,715*        $153,585*
  Common Shares                   55,000         275,000               --               --

* Calculated using the closing price of $3.75 per Class B Preferred Share on December 31, 1997 less the option exercise price.


COMPENSATION OF DIRECTORS

         In 1997, each non-employee director of the Company received an annual fee of $35,000 for serving on the Board and a $1,000 fee for attendance at each meeting of the Board or a committee thereof.

EMPLOYMENT AGREEMENTS

         Mr. LeBow is a party to an employment agreement with the Company dated as of June 1, 1995, as amended effective as of January 1, 1996. The agreement has an initial term of three years effective as of January 18, 1995 (the "Effective Date"), with an automatic one year extension on each anniversary of the Effective Date unless notice of non-extension is given by either party within the sixty-day period prior to such anniversary date. As of January 1, 1998, Mr. LeBow's annual base salary was $2,000,000. Following termination of his employment without cause (as defined therein), he would continue to receive his base salary for a period of 36 months commencing with the next anniversary of the Effective Date following the termination notice. Following termination of his employment within two years of a change of control (as defined therein), he is entitled to receive a lump sum payment equal to 2.99 times his then current base salary. The Joint Plan provides that the annual compensation paid to Mr. LeBow for services rendered in his capacity as an officer or director of the Company shall not exceed $2,000,000.

         Howard M. Lorber is a party to an employment agreement with the Company dated June 1, 1995, as amended. The agreement has an initial term of three years effective as of January 18, 1995 (the "Effective Date"), with an automatic one year extension on each anniversary of the Effective Date unless notice of non-extension is given by either party within the sixty-day period prior to such anniversary date. As of January 1, 1998, Mr. Lorber's annual base salary was $1,400,000. The Board shall periodically review such base salary and may increase (but not decrease) it from time to time, in its sole discretion. In addition, the Board may award an annual bonus to Mr. Lorber at its sole discretion. The Board awarded Mr. Lorber a bonus of $500,000 for 1997. In January 1998, Mr. Lorber and the Company entered into an amendment to his employment agreement whereby he is entitled on an annual basis to receive an additional bonus in an amount necessary to reimburse him, on an after-tax basis, for all applicable taxes incurred by him during the prior calendar year as a result of the grant to him, or vesting, of the 1996 award of 36,000 restricted Class A Senior Preferred Shares and options to acquire 330,000 Common Shares and 97,000 Class B Preferred Shares. Mr. Lorber received an additional bonus of $476,544 in January 1998, which amount Mr. Lorber and the Company have agreed will constitute full satisfaction of the Company's obligations under the amendment with respect to 1997. Following termination of his employment without cause (as defined therein), he would continue to receive his base salary for a period of 36 months commencing with the next anniversary of the Effective Date following the termination notice. Following termination of his employment within two years of a change of control (as defined therein), he is entitled to receive a lump sum payment equal to 2.99 times the sum of (i) his then current base salary and (ii) the Bonus Amounts (as defined therein) earned by him for the twelve-month period ending with the last day of the month immediately preceding the month in which the termination occurs.

         Richard J. Lampen is a party to an employment agreement with the Company dated September 22, 1995. The agreement has an initial term of two and a quarter years from October 1, 1995 with automatic renewals after the initial term for additional one-year terms unless notice of non-renewal is given by either party within the ninety-day period prior to the termination date. As of January 1, 1998, his annual base salary was $750,000. In addition, the Board may award an annual bonus to Mr. Lampen at its sole discretion. The Board shall review such base salary annually and may increase (but not decrease) it from time to time, in its sole discretion. Following termination of his employment without cause (as defined therein), he shall receive severance pay in a lump sum equal to the amount of his base salary he would have received if he was employed for one year after termination of his employment term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not currently have a Compensation Committee. The Board acts on compensation matters as a committee of the whole. Mr. LeBow has been Chairman of the Board of the Company since 1988 and Chief Executive Officer since November 1994, Mr. Lorber was named President and Chief Operating Officer of the Company in November 1994, Mr. Kramer was named Chairman of the Board and Chief Executive Officer of Ladenburg Group in June 1995 and Chairman of the Board and Chief Executive Officer of Ladenburg in December 1995, and Mr. Lampen was named Executive Vice President and General Counsel of the Company in October 1995.

         During 1997, Mr. LeBow was Chairman of the Board, President and Chief Executive Officer of Brooke (and a member of the Compensation Committee) and BGLS; and during 1997, Mr. Lampen was Executive Vice President of Brooke and BGLS.

         For information on the interests of Messrs. LeBow, Lorber and Lampen in Brooke and certain other relationships and transactions, see Item 1. "Business -- Significant Shareholders", Item 12. "Security Ownership of Certain Beneficial Owners and Management", and Item 13. "Certain Relationships and Related Transactions".

PENSION PLANS

         In connection with the Company's sale of its wholly-owned subsidiary, Western Union Financial Services, Inc. ("FSI"), to First Financial Management Corporation on November 15, 1994 pursuant to the Joint Plan, the Western Union Pension Plan (the "Pension Plan") was assumed by FSI and the Company was released from all obligations thereunder.

         None of the current employees of the Company are entitled to any benefits under the Pension Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding all persons known by the Company to own beneficially more than 5% of any class of its voting securities as of April 15, 1998.

                                                                        NUMBER OF     PERCENTAGE
     NAME AND ADDRESS                   TITLE OF CLASS                  SHARES(1)     OF CLASS(1)
     ----------------                   --------------                  ---------     -----------
Bennett S. LeBow.............      Class A Senior Preferred            618,326(2)        57.7%
Brooke Group Ltd.                   Shares
BGLS Inc.
  100 S.E. Second Street
  Miami, FL 33131
New Valley Holdings, Inc.
  204 Plaza Centre
  3505 Silverside Road
  Wilmington, DE 19810

Canpartners
  Incorporated...............      Class A Senior Preferred             57,118(3)         5.3%
Canyon Capital                      Shares
  Management, L.P
Mitchell R. Julis
Joshua S. Friedman
R. Christian B. Evensen
  Suite 200
  9665 Wilshire Blvd.
  Beverly Hills, CA 90212

Bennett S. LeBow.............      Class B Preferred Shares            250,885(2)         8.9%
Brooke Group Ltd.
BGLS Inc.
  100 S.E. Second Street
  Miami, FL 33131

Bennett S. LeBow.............      Common Shares                     4,094,253(2)(4)     42.3%
Brooke Group Ltd.
BGLS Inc.
  100 S.E. Second Street
  Miami, FL 33131
New Valley Holdings, Inc.
  204 Plaza Centre
  3505 Silverside Road
  Wilmington, DE 19810

ITT Industries, Inc..........      Common Shares                       719,571(5)         7.5%
  4 West Red Oak Lane
  White Plains, NY 10604

   ----------

(1) The number of shares beneficially owned by each beneficial owner listed above is based upon the numbers reported by such owner in documents publicly filed with the SEC, publicly available information or information available to the Company. The percentage of each class is calculated based on the total number of shares of each class outstanding on April 15, 1998. The number of shares and percentage of class include shares with respect to which such beneficial owner has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(2) According to Amendment No. 16 to Schedule 13D dated January 30, 1996, relating to the Common Shares and Class A Senior Preferred Shares, filed jointly by Brooke, BGLS, New Valley Holdings Inc., a direct wholly-owned subsidiary of BGLS ("NV Holdings"), and Bennett S. LeBow, the beneficial owner of approximately 45% of the common stock of Brooke and the Chairman of the Board and Chief Executive Officer of the Company, and Amendment No. 1 to Schedule 13D dated January 30, 1996, relating to the Class B Preferred Shares, filed jointly by the foregoing persons (except for NV Holdings), BGLS exercises sole voting power and sole dispositive power over, subject to the Pledge (as defined below): (i) 19,748 Common Shares (less than 1% of such class); and (ii) 250,885 Class B Preferred Shares (approximately 8.9% of such class) (collectively, the "BGLS Shares"), and NV Holdings exercises sole voting power and sole dispositive power over, subject to the Pledge (as defined below): (i) 3,969,962 Common Shares (approximately 41.4% of such class); and (ii) 618,326 Class A Senior Preferred Shares (approximately 57.7% of such class) (collectively, the "NV Holdings Shares"). Each of BGLS and NV Holdings disclaims beneficial ownership of the shares beneficially owned by the other under Rule 13d-3 promulgated under the Exchange Act ("Rule 13d-3"), or for any other purpose. Each of Brooke and Mr. LeBow disclaims beneficial ownership of the BGLS Shares and NV Holdings Shares under Rule 13d-3, or for any other purpose.

         Pursuant to the indenture (the "Indenture") relating to BGLS' 15.75% Series B Senior Secured Notes due 2001 (the "Series B Notes"), BGLS has pledged the BGLS Shares, and NV Holdings has pledged the NV Holdings Shares (such pledges being referred to herein collectively as the "Pledge"), to secure the Series B Notes. The Indenture also provides for restrictions on certain affiliated transactions between the Company and Brooke, BGLS and their affiliates, as well as for certain restrictions on the use of future distributions received from the Company.

         For information on interests in and positions held with Brooke and its affiliates by Mr. LeBow and other directors and officers of the Company as well as voting and other provisions applicable to Brooke pursuant to the terms of the Joint Plan, see Item 1. "Business - Bankruptcy Reorganization" and "-- Significant Shareholders" and Item 11. "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

(3) Canyon Capital Management, L.P. ("CCM") is an investment advisor to various managed accounts. Canpartners Incorporated is the general partner of CCM, and Messrs. Julis, Friedman and Evensen own 100% of Canpartners Incorporated. The named entities and individuals have reported that, as of March 20, 1998, they have shared power to vote or to direct the voting and shared power to dispose or direct the disposition of 57,118 Class A Senior Preferred Shares.

(4) Of such Common Shares, 104,543 represent shares which could be acquired by conversion of the Class B Preferred Shares held by BGLS (the "Derivative Common Shares"), as to which shares Mr. LeBow disclaims beneficial ownership.

(5) ITT Industries, Inc. (as the successor in interest to ITT Corporation) has reported that, as of May 15, 1991, it had sole power to vote or to direct the voting and sole power to dispose or direct the disposition of 719,571 Common Shares.

         The following table sets forth, as of April 15, 1998, the beneficial ownership of the Company's equity securities by (i) each of the Company's directors, (ii) each of the named executive officers and (iii) all directors and executive officers as a group.

                                                                         NUMBER OF          PERCENT OF
          NAME                              TITLE OF CLASS               SHARES(1)          CLASS(1)
          ----                              --------------               ---------          ----------
Bennett S. LeBow(2)(5)...........      Class A Senior Preferred            618,326             57.7%
                                         Shares
                                       Class B Preferred Shares            250,885              8.9%
                                       Common Shares                     4,094,253             42.3%

Howard M. Lorber(3)(5)...........      Class A Senior Preferred             36,000              3.4%
                                         Shares
                                       Class B Preferred Shares             16,166              (*)
                                       Common Shares                        55,375              (*)

Richard J. Lampen(5).............      Class A Senior Preferred                  0              ---
                                         Shares
                                       Class B Preferred Shares                  0              ---
                                       Common Shares                             0              ---

Ronald J. Kramer(6)..............      Class A Senior Preferred                  0              ---
                                         Shares
                                       Class B Preferred Shares                  0              ---
                                       Common Shares                             0              ---

Arnold I. Burns(6)...............      Class A Senior Preferred                  0              ---
                                         Shares
                                       Class B Preferred Shares                  0              ---
                                       Common Shares                             0              ---

Henry C. Beinstein(4)(6).........      Class A Senior Preferred                  0              ---
                                         Shares
                                       Class B Preferred Shares             34,500              1.3%
                                       Common Shares                        14,376              (*)

Barry W. Ridings(6)..............      Class A Senior Preferred                  0              ---
                                         Shares
                                       Class B Preferred Shares                  0              ---
                                       Common Shares                             0              ---

Robert M. Lundgren(7)............      Class A Senior Preferred                  0              ---
                                         Shares
                                       Class B Preferred Shares                  0              ---
                                       Common Shares                             0              ---

All directors and executive
  as a group (9 persons) (2).....      Class A Senior Preferred            654,326             61.1%
                                         Shares

                                       Class B Preferred Shares            301,551             10.7%
                                       Common Shares                     4,164,004             42.7%

----------

(*) The percentage of shares beneficially owned does not exceed .1% of the class of securities noted.

(1) The percentage of each class is calculated based on the total number of shares of each class outstanding on April 15, 1998. Includes shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) of the Exchange Act.

(2) Includes the BGLS Shares, the NV Holding Shares and the Derivative Common Shares, as to which shares Mr. LeBow disclaims beneficial ownership. See footnotes (2) and (4) to the preceding table.

(3) Mr. Lorber possesses voting power over his Class A Senior Preferred Shares. See Item 11. "Executive Compensation -- Summary Compensation Table". All of the Class B Preferred Shares and 55,000 of the Common Shares represent shares that are subject to employee stock options exercisable within 60 days of April 15, 1998. Of the Common Shares, 375 are held in a Keogh Plan for the benefit of Mr. Lorber.

(4) Includes 2,500 Class B Preferred Shares held in an individual retirement account for his spouse, as to which shares Mr. Beinstein disclaims beneficial ownership. Includes 14,376 Common Shares which could be acquired by conversion of the Class B Preferred Shares. Mr. Beinstein disclaims beneficial ownership over 1,041 of these Common Shares, as such shares relate to the Class B Preferred Shares beneficially owned by his spouse.

(5) The named individual is a director and an executive officer of the Company.

(6)      The named individual is a director of the Company.

(7) The named individual resigned as an executive officer of the Company in January 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Lorber, a director and executive officer of the Company, is a stockholder and registered representative of Aegis Capital Corp. ("Aegis"), a broker-dealer that has performed services for the Company and its affiliates since before January 1, 1997. During 1997, Aegis received commission and other income in the aggregate amount of approximately $522,000. Aegis, in the ordinary course of its business in 1997, engaged in brokerage activities with Ladenburg on customary terms. Mr. Lorber is also Chairman of the Board and Chief Executive Officer of Hallman & Lorber and its affiliates, and serves as a consultant to Brooke and BGLS and is a stockholder of Brooke. During 1997, Hallman & Lorber and its affiliates received ordinary and customary insurance commissions aggregating approximately $133,000 on various insurance policies issued for the Company and its affiliates.

         On December 18, 1996, the Company loaned to BGLS $990,000 under a short-term promissory note due January 31, 1997 and bearing interest at 14%. On January 2, 1997, the Company loaned to BGLS an additional $975,000 under another short-term promissory note due January 31, 1997 and bearing interest at 14%. Both loans including interest were repaid on January 31, 1997.

         On January 31, 1997, the Company acquired the BML Shares, representing 99.1% of the shares of the common stock of BML. The Company paid BOL a purchase price of $55 million, consisting of $21.5 million in cash and a $33.5 million 9% promissory note of the Company. The note has been paid in full. See Item 1. "Business -- BrookeMil Ltd.", as well as Notes 3 and 10 to the Company's Consolidated Financial Statements for information concerning the transaction and a pending lawsuit relating to the Company's purchase of the BML Shares.

         In 1995, the Company and Brooke entered into an expense sharing agreement pursuant to which certain lease, legal and administrative expenses are allocated to the entity incurring the expense. The Company expensed $312,000 under this agreement for the year ended December 31, 1997.

         Mr. Ressler, a former director of the Company, is Chairman of the Board and the beneficial owner of more than 10% of the shares of MAI Systems Corporation ("MAI"), which in 1996 entered into certain arrangements with Ladenburg, whereby MAI has sold computer and software products and has been providing related professional and support services to Ladenburg. During 1997, Ladenburg paid MAI, in the aggregate, approximately $610,000 for such products and services. In addition, during 1997, Ladenburg paid another company controlled by the former director, approximately $143,000 for communications consulting services.

         In March 1997, the Company acquired a membership interest in Orchard/JFAX Investors, LLC, of which the former director serves as a managing member, for $1 million. The LLC holds a controlling interest in a provider of telecommunication services.

         In February 1998, the Company and Apollo organized Western Realty to make real estate and other investments in Russia. In connection with the formation of Western Realty, New Valley agreed, among other things, to contribute to Western Realty the real estate assets of BML, and Apollo agreed to contribute up to $58 million. Western Realty has agreed to invest $20 million for a 30% profits interest in a company organized by BOL which will, among other things, acquire an interest in an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of BOL. For additional information concerning Western Realty, see Item 1. "Business - BrookeMil Ltd. - Western Realty", as well as Note 3 to the Company's Consolidated Financial Statements.

         Mr. Burns, a director of the Company, is a partner of Proskauer, a law firm which has been engaged to perform legal services for the Company in the past and which may be so engaged in the future. The fees received for such legal services in 1997 did not exceed five percent of the law firm's revenues.

         During 1997, Mr. Beinstein, a director of the Company, served as the Managing Director of Milbank, a law firm which has been engaged to perform legal services for the Company in the past and which may be so engaged in the future. The fees received for such legal services in 1997 did not exceed five percent of the law firm's revenues.

         For information concerning certain agreements and transactions between the Company and Brooke relating to RJR Nabisco, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - The Company's Investment in RJR Nabisco" and Notes 5 and 18 to the Company's Consolidated Financial Statements.

         See, also, Item 11. "Executive Compensation - Compensation Committee Interlocks and Insider Participation".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEW VALLEY CORPORATION
                                        (REGISTRANT)


                                        By: /s/ Richard J. Lampen
                                           -------------------------------------
                                            Richard J. Lampen
                                            Executive Vice President

Date:  April 30, 1998