Form 10-Q
period 1998-03-31
NEW VALLEY CORP
filed 1998-05-20
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

        100 S.E. SECOND STREET, 32ND FLOOR
                   MIAMI, FLORIDA                                   33131
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (305) 579-8000

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                             ----    ----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES X NO
                         ----   ----

     AS OF MAY 11, 1998, THERE WERE OUTSTANDING 9,577,624 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.

================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                            PAGE
                                                                                            ----
     Item 1.       Consolidated Financial Statements:
                   Condensed Consolidated Balance Sheets as of March 31,
                       1998 and December 31, 1997....................................         3

                   Condensed Consolidated Statements of Operations for
                       the three months ended March 31, 1998 and 1997................         4

                   Condensed Consolidated Statement of Changes in
                       Shareholders' Deficiency for the three months
                       ended March 31, 1998..........................................         5

                   Condensed Consolidated Statements of Cash Flows for
                       the three months ended March 31, 1998 and 1997................         6

                   Notes to the Condensed Consolidated Financial                              7
                       Statements  ..................................................

     Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...........................        12


PART  II. OTHER INFORMATION

     Item 1.       Legal Proceedings.................................................        16

     Item 3.       Defaults Upon Senior Securities...................................        16

     Item 6.       Exhibits and Reports on Form 8-K..................................        16

SIGNATURE...........................................................................         17


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                           March 31,       December 31,
                                                                             1998             1997
                                                                           ---------       -----------
                               ASSETS
Current assets:
    Cash and cash equivalents.....................................         $   9,899       $   11,606
    Investment securities available for sale......................            41,960           51,993
    Trading securities owned......................................            56,028           49,988
    Restricted assets.............................................               236              232
    Receivable from clearing brokers..............................             1,402            1,205
    Other current assets..........................................             5,466            3,618
                                                                           ---------       ----------
         Total current assets.....................................           114,991          118,642
                                                                           ---------       ----------

Investment in real estate, net....................................           170,811          256,645
Furniture and equipment, net......................................            11,768           12,194
Restricted assets.................................................             5,548            5,484
Long-term investments, net........................................            26,292           27,224
Investment in joint venture.......................................            59,340               --
Other assets......................................................            14,489           21,202
                                                                           ---------       ----------
         Total assets.............................................         $ 403,239        $ 441,391
                                                                           =========       ==========


              LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
    Margin loan payable...........................................         $  10,170       $   13,012
    Current portion of notes payable and long-term obligations ...               349              760
    Accounts payable and accrued liabilities......................            42,310           57,722
    Prepetition claims and restructuring accruals.................            12,452           12,611
    Income taxes..................................................            18,746           18,413
    Securities sold, not yet purchased............................            29,683           25,610
                                                                           ---------       ----------
         Total current liabilities................................           113,710          128,128
                                                                           ---------       ----------

Notes payable.....................................................           154,027          173,814
Other long-term obligations.......................................             9,095           11,210
Redeemable preferred shares.......................................           271,924          258,638

Shareholders' deficiency:
   Cumulative preferred shares; liquidation preference of $69,769;
       dividends in arrears, $145,671 and $139,412................               279              279
   Common Shares, $.01 par value; 850,000,000 shares authorized;
       9,577,624 shares outstanding...............................                96               96
    Additional paid-in capital....................................           592,004          604,215
    Accumulated deficit...........................................          (742,270)        (742,427)
    Unearned compensation on stock options........................              (405)            (158)
    Accumulated other comprehensive income........................             4,779            7,596
                                                                           ---------       ----------

         Total shareholders' deficiency...........................          (145,517)        (130,399)
                                                                           ---------       ----------

         Total liabilities and shareholders' deficiency...........         $ 403,239       $  441,391
                                                                           =========       ==========



      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           Three Months Ended March 31,
                                                                         ------------------------------
                                                                            1998                1997
                                                                         ---------            ---------
Revenues:
     Principal transactions, net................................         $   5,893            $   2,499
     Commissions................................................             6,676                3,393
     Corporate finance fees.....................................             3,238                1,132
     Gain on sale of investments................................             5,596                3,694
     Loss from joint venture....................................              (329)                  --
     Real estate leasing........................................             7,776                6,282
     Interest and dividends.....................................             2,849                1,541
     Computer sales and service.................................               413                3,283
     Other income...............................................             1,728                1,029
                                                                         ---------            ---------

         Total revenues.........................................            33,840               22,853
                                                                         ---------            ---------

Cost and expenses:
     Operating, general and administrative......................            30,100               25,946
     Interest...................................................             4,160                3,862
     Provision for loss on long-term investment.................                --                3,796
                                                                         ---------            ---------

         Total costs and expenses...............................            34,260               33,604
                                                                         ---------            ---------

Loss before income taxes and minority interests.................              (420)             (10,751)

Income tax provision............................................                 6                   50

Minority interest in loss of consolidated subsidiaries..........               583                  460
                                                                         ---------            ---------

Net income (loss)...............................................               157              (10,341)

Dividend requirements on preferred shares.......................           (18,832)             (15,980)
                                                                         ---------            ---------

Net loss applicable to Common Shares............................         $ (18,675)           $ (26,321)
                                                                         =========            =========

Loss per Common Share (basic and diluted):
     Net loss per Common Share..................................          $  (1.95)            $  (2.75)
                                                                         =========            =========

Number of shares used in computation............................         9,578,000            9,578,000
                                                                         =========            =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
                                   DEFICIENCY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                     UNEARNED      ACCUMULATED
                                           CLASS B                                                 COMPENSATION       OTHER
                                          PREFERRED     COMMON       PAID-IN       ACCUMULATED       ON STOCK     COMPREHENSIVE
                                            SHARES      SHARES       CAPITAL         DEFICIT         OPTIONS          INCOME
                                          ---------     ------       -------       -----------     ------------   -------------
Balance, December 31, 1997............      $279         $96         $604,215       $(742,427)        $(158)         $ 7,597

   Net income.........................                                                    157
   Undeclared dividends and accretion
     on redeemable preferred shares...                                (12,574)
   Unrealized loss on investment
     securities.......................                                                                                (2,818)
   Adjustment to unearned compensation
     on stock options.................                                    363                          (363)
   Compensation expense on stock
     option grants....................                                                                  116
                                            ----         ---        ---------       ---------         -----          -------

Balance, March 31, 1998...............      $279         $96        $ 592,004       $(742,270)        $(405)         $ 4,779
                                            ====         ===        =========       =========         =====          =======



      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      -------------------------
                                                                                       1998              1997
                                                                                      -------          --------
Cash flows from operating activities:
   Net income (loss).......................................................           $   157          $(10,341)
   Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
     Loss from joint venture...............................................               329                --
     Depreciation and amortization.........................................             2,344             2,009
     Provision for loss on long-term investment............................                --             3,796
     Stock based compensation expense......................................               828               847
     Changes in assets and liabilities, net of effects from acquisitions:
        Decrease (increase) in receivables and other assets................            (9,586)           14,313
        Increase in income taxes...........................................               440               759
        Increase (decrease) in accounts payable and accrued liabilities....             2,766           (12,905)
                                                                                      -------          --------

Net cash used for operating activities.....................................            (2,722)           (1,522)
                                                                                      -------          --------

Cash flows from investing activities:
     Sale or maturity of investment securities.............................             8,129            23,193
     Purchase of investment securities.....................................              (913)           (3,963)
     Sale or liquidation of long-term investments..........................             1,901             2,807
     Purchase of long-term investments.....................................            (1,951)           (4,400)
     Purchase of real estate...............................................            (1,419)               --
     Purchase of furniture and fixtures....................................              (197)               --
     Payment of prepetition claims.........................................              (847)              (58)
     Return of prepetition claims paid.....................................                --             1,396
     (Increase) decrease in restricted assets..............................               (68)               82
     Net cash transferred to joint venture.................................              (487)               --
     Payment for acquisitions, net of cash acquired........................                --           (20,014)
                                                                                      -------          --------

Net cash provided from (used for) investing activities.....................             4,148              (957)
                                                                                      -------          --------

Cash flows from financing activities:
     Decrease in margin loan payable.......................................            (2,842)               --
     Prepayment of notes payable...........................................              (291)             (114)
     Repayment of other obligations........................................                --              (207)
                                                                                      -------          --------

Net cash used for financing activities.....................................            (3,133)             (321)
                                                                                      -------          --------

Net decrease in cash and cash equivalents..................................            (1,707)           (2,800)
Cash and cash equivalents, beginning of period.............................            11,606            57,282
                                                                                      -------          --------

Cash and cash equivalents, end of period...................................           $ 9,899          $ 54,482
                                                                                      =======          ========



      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries (the "Company"). The consolidated financial statements as of March 31, 1998 presented herein have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for an entire year.

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

      These financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

      Certain reclassifications have been made to prior interim period financial information to conform with current year presentation.

      NEW ACCOUNTING PRONOUNCEMENTS.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The Statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Where applicable, earlier periods have been restated to conform to the standards established by SFAS No. 130. The adoption of SFAS 130 did not have a material impact on the Company's financial statements.

      For transactions entered into in fiscal years beginning after December 15, 1997, the Company adopted and is reporting in accordance with SOP 97-2, "Software Revenue Recognition". The adoption of SOP 97-2 did not have a material impact on the Company's financial statements.

      In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance that the carrying value of software developed or obtained for internal use is assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998. The Company believes that adoption of SOP 98-1 will not have a material impact on the Company's financial statements.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently reviewing its operating segment disclosures and will adopt SFAS No. 131 in the fourth quarter of 1998.

2.    INVESTMENT IN WESTERN REALTY

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

      Under the terms of the agreement governing Western Realty ("the LLC Agreement"), the ownership and voting interests in Western Realty will be held equally by Apollo and the Company. Apollo will be entitled to a preference on distributions of cash from Western Realty to the extent of its investment, together with a 15% annual rate of return, and the Company will then be entitled to a return of $10,000 of BML-related expenses incurred by the Company since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to the Company and 30% to Apollo. Western Realty will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty will generally require the unanimous consent of the Board of Managers. Accordingly, the Company has accounted for its non-controlling interest in Western Realty using the equity method of accounting.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      On February 27, 1998, at an initial closing under the LLC Agreement, Apollo made a $11,000 loan (the "Loan") to Western Realty. The Loan, which bore interest at the rate of 15% per annum and was due September 30, 1998, was collateralized by a pledge of the Company's shares of BML. On April 28, 1998, the Loan and the accrued interest thereon were converted into a capital contribution by Apollo to Western Realty and the BML pledge was released.

      The Company recorded its basis in the investment in the joint venture in the amount of $59,669 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and the Company's proportionate interest in the underlying value of net assets of the joint venture.

      Western Realty will seek to make additional real estate and other investments in Russia. The Company and Apollo have agreed to invest, through Western Realty or another entity, up to $25,000 in the aggregate for the potential development of a real estate project in Moscow. In addition, Western Realty has made a $20,000 participating loan to, and payable out of a 30% profits interest in, a company organized by Brooke (Overseas) which will, among other things, acquire an interest in an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of Brooke (Overseas).

3.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of shareholders' equity (deficit). The Company had realized gains on sales of investment securities available for sale of $ 4,588 for the three months ended March 31, 1998.

      The components of investment securities available for sale at March 31, 1998 are as follows:


                                                                     GROSS          GROSS
                                                                   UNREALIZED     UNREALIZED        FAIR
                                                        COST          GAIN           LOSS          VALUE
                                                      ---------    ----------     ----------      ---------
        Short-term investments......................  $   3,798      $     --        $    --       $  3,798
        Marketable equity securities................     29,698         1,147            611         30,234
        Marketable warrants.........................         --         7,103             --          7,103

        Marketable debt securities .................      3,685            --          2,860            825
                                                      ---------      --------        -------       --------
        Investment securities.......................  $  37,181      $  8,250        $ 3,471       $ 41,960
                                                      =========      ========        =======       ========



4.    LONG-TERM INVESTMENTS

      At March 31, 1998, long-term investments consisted primarily of investments in limited partnerships of $26,100. The Company is required under certain limited partnership agreements to make additional investments up to an aggregate of $6,700 at March 31, 1998. The Company believes the fair value of the limited partnerships exceeds its carrying amount by approximately $7,500 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's investments in limited partnerships are illiquid and the ultimate realization of these investments are subject to the performance of the underlying partnership and its management by the general partners.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      In the first quarter of 1997, the Company determined that an other than temporary impairment in the value of its investment in a joint venture had occurred and wrote down this investment to zero with a charge to operations of $3,796 for the three month period. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

5.    REDEEMABLE PREFERRED SHARES

      At March 31, 1998, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At March 31, 1998 and December 31, 1997, respectively, the carrying value of such shares amounted to $271,924 and $258,638, including undeclared dividends of $176,161 and $163,302 or $164.41 and $152.41 per share. As of March 31, 1998, the unamortized discount on the Class A Senior Preferred Shares was $7,534.

      For the three months ended March 31, 1998, the Company recorded $712 in compensation expense related to certain Class A Senior Preferred Shares awarded to an officer of the Company in 1996. At March 31, 1998, the balance of the deferred compensation and the unamortized discount related to these award shares was $3,849 and $2,760, respectively.

6.    PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

      The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $145,671 and $139,412 at March 31, 1998 and December 31, 1997, respectively. These undeclared dividends represent $52.20 and $49.95 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


7.    CONTINGENCIES

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

      PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

      The prepetition claims remaining as of March 31, 1998 of $12,452 may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

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

WESTERN REALTY. In February 1998, the Company and Apollo Real Estate Investment Fund III, LP ("Apollo") organized Western Realty Development LLC ("Western Realty") to make real estate and other investments in Russia. In connection with the formation of Western Realty, the Company agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty and Apollo agreed to contribute up to $58,000. The Company has accounted for its non-controlling interest in Western Realty on the equity method. See Note 2 of the accompanying financial statements for the three months ended March 31, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The Statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Where applicable, earlier periods have been restated to conform to the standards established by SFAS No. 130. The adoption of SFAS 130 did not have a material impact on the Company's financial statements.

For transactions entered into in fiscal years beginning after December 15, 1997, the Company adopted and is reporting in accordance with SOP 97-2, "Software Revenue Recognition". The adoption of SOP 97-2 did not have a material impact on the Company's financial statements.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance that the carrying value of software developed or obtained for internal use is assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998. The Company believes that adoption of SOP 98-1 will not have a material impact on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently reviewing its operating segment disclosures and will adopt SFAS No. 131 in the fourth quarter of 1998.

The SEC recently issued new rules which will require the Company, commencing with filings which include financial statements for fiscal year 1998, to provide disclosure of quantitative and qualitative information relating to derivative financial instruments, derivative commodity instruments and other financial instruments. These disclosures are intended to provide investors with information relating to market risk exposure, including the Company's objectives, strategies and instruments used to manage exposures. The disclosures are required to be presented outside of, and not incorporated into, the Company's consolidated financial statements. This disclosure requirement will be applicable principally to the Company's Ladenburg Thalmann broker-dealer subsidiary. The impact of the implementation of this new disclosure requirement is not yet determinable.

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

RESULTS OF OPERATIONS

Consolidated total revenues were $33,840 for the three months ended March 31, 1998 versus $22,853 for the same period last year. The increase in revenues of $10,987 is attributable primarily to the $10,713 increase in revenues of Ladenburg as a result of an increase in net principal transactions of $3,394, increase in commissions of $3,283 and corporate finance fees of $2,106.

For the first quarters of 1998 and 1997, the results of operations of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BML (real estate), and Thinking Machines (computer software), were as follows:


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                      1998               1997
                                                                    --------          --------
Broker-dealer:
     Revenues...............................................        $ 19,425          $  8,712
     Expenses...............................................          20,649            12,791
                                                                    --------          --------
     Operating loss before taxes............................        $ (1,224)         $ (4,079)
                                                                    ========          ========

Real estate:
     Revenues...............................................        $  7,776          $  6,282
     Expenses...............................................           7,796             7,869
                                                                    --------          --------
     Operating loss before taxes............................        $    (20)         $ (1,587)
                                                                    ========          ========

Computer software:
     Revenues...............................................        $    413          $  3,283
     Expenses...............................................           1,662             4,561
                                                                    --------          --------
     Operating loss before taxes
         and minority interests.............................        $ (1,249)         $ (1,278)
                                                                    ========          ========

Corporate and other:
     Revenues...............................................        $  6,226          $  4,576
     Expenses...............................................           4,153             8,383
                                                                    --------          --------
     Operating income (loss) before taxes...................        $  2,073          $ (3,807)
                                                                    ========          ========

Ladenburg's revenues for the first quarter of 1998 increased $10,713 as compared to revenues for the first quarter of 1997. Ladenburg's expenses for the first quarter of 1998 increased $7,858 as compared to expenses for the first quarter of 1997 due primarily to an increase in performance-based compensation expense associated with higher revenues.

Revenues from the real estate operations for the first quarter of 1998 increased $1,494 primarily due to $1,831 in revenues of BML. Expenses of the real estate operations decreased $ 71 in the 1998 period due primarily to $ 82 in lower interest expense associated with the U.S. real estate operations.

Thinking Machines had revenues of $413 for the three months ended March 31, 1998. Direct costs of these revenues were $185 for the period. Operating expenses of Thinking Machines consisted of selling, general and administrative of $661 and research and development of $816 for the three months ended March 31, 1998.

Thinking Machines' revenues for the first quarter of 1997 consisted of $183 of revenues from computer software sales and $ 3,100 of parallel processing computer sales and service. Thinking Machines' expenses for the three months ended March 31, 1997 consisted of selling, general and administrative of $1,964, research and development of $918 and expenses associated with parallel processing computer sales and service of $1,697. In April, 1997 Thinking Machines sold the remaining part of its parallel processing computer sales and service business.

For the first quarter of 1998, the Company's revenues of $6,226 related to corporate and other activities primarily consisted of net gains on investments of $5,596 and interest and dividend income of $596 as compared to net gains on investments of $3,694 and interest and dividend income of $790 for the same period in the prior year.

Corporate and other expenses of $4,153 for the first quarter of 1998 consisted primarily of employee compensation and benefits of $1,849 and expenses associated with a 50.1% consolidated subsidiary of $613. Corporate and other expenses for the first quarter of 1997 of $8,383 consisted primarily of employee compensation and benefits of $2,737 and a $3,796 provision for loss on a long-term investment.

Income tax for the first quarter of 1998 was $6 versus $50 for the first quarter of 1997 due to state tax expense. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital increased to $1,281 at March 31, 1998 from a deficit of $9,486 at December 31, 1997 primarily as a result of the contribution of BML's real estate operations to Western Realty. The Company is required under certain limited partnership agreements to make additional investments for an aggregate of $6,700 at March 31, 1998.

During the first quarter 1998, the Company's cash and cash equivalents decreased from $11,606 to $9,899 due primarily to capital expenditures of $1,419 associated with the Company's real estate operations.

Cash used for operating activities for the three months ended March 31, 1998 increased from $1,522 to $2,722 from the prior year. The difference is primarily due to the $1,967 increase in Ladenburg's net trading securities owned for the 1998 period versus an $11,788 decrease for the 1997 period offset by an increase in net income of $10,498 and the non-cash charge to operations of $3,796 in 1997 relating to the write down of a long-term investment.

Cash flows provided from investing activities for the three months ended March 31, 1998 were $4,148 compared to cash flows used for investing activities of $957 for the three months ended March 31, 1997. The difference is primarily attributable to the $20,014 used to acquire the BML stock in 1997 offset by net lower investment sales of $12,014, increased capital expenditures of $1,616 and increased payments of pre-petition bankruptcy claims of $789 in 1998.

Cash flows used for financing activities decreased to $3,133 for the three months ended March 31, 1998 from $321 for the three months ended March 31, 1997 primarily due to the $2,842 net payment on the Company's margin loan.

The Company expects that its available working capital will be sufficient to fund its currently anticipated cash requirements for 1998 and currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

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

Each of the Company's operating businesses, Ladenburg, New Valley Realty, and Thinking Machines and its interest in Western Realty are subject to intense competition, changes in consumer preferences, and local economic conditions. Ladenburg is further subject to uncertainties endemic to the securities industry including, without limitation, the volatility of domestic and international financial, bond and stock markets, governmental regulation and litigation. The operations of BML and Western Realty in Russia are also subject to a high level of risk in light of Russia's substantial political transformation from a centrally-controlled economy under communist rule to the early stages of a pluralist market-oriented democracy. In connection therewith, Russia has experienced dramatic political, social and economic reform although there is no assurance that further reforms necessary to complete such transformation will occur. The Russian economy remains characterized by, among others, significant inflation, declining industrial productions, rising unemployment and underemployment, and an unstable currency. In addition to the foregoing, BML and Western Realty may be affected unfavorably by political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, a relatively untested judicial system, a still evolving taxation system subject to constant changes which may be retroactive in effect, and other developments in the law or regulations in Russia and, in particular, the risks of expropriation, nationalization and confiscation of assets and changes in legislation relating to foreign ownership. In addition, the system of commercial laws, including the laws governing registration of interests in real estate and the establishment and enforcement of security interests, is not well developed and, in certain circumstances, inconsistent and adds to the risk of investment in the real estate development business in Russia. Western Realty and the Company are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology. Uncertainties affecting the Company generally include, without limitation, the effect of market conditions on the salability of the Company's investment securities, the uncertainty of other potential acquisitions and investments by the Company, the effects of governmental regulation on the Company's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which the Company may become involved.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 7 to the "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         See Notes 5 and 6 to the "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                27  Financial Data Schedule (for SEC use only)

         (b) REPORTS ON FORM 8-K

                The Company filed the following report on Form 8-K during the first quarter of 1998:

DATE                        ITEMS                   FINANCIAL STATEMENTS
----                        -----                   --------------------

February 20, 1998            2,7                    None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NEW VALLEY CORPORATION
                                         (Registrant)




Date:    May 20, 1998                      By: /s/ J. Bryant Kirkland III
                                               --------------------------------
                                               J. Bryant Kirkland III
                                               Vice President, Treasurer
                                               and Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Chief Accounting Officer)