Form 10-K405/A
period 1997-03-31
NEW VALLEY CORP
filed 1998-05-22
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                               FORM 10-K/A No. 2

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





================================================================================

                                TABLE OF CONTENTS

                                                                                                          PAGE

                                                     PART I
Item 1.   Business.....................................................................................       1
Item 2.   Properties...................................................................................       7
Item 3.   Legal Proceedings............................................................................       8
Item 4.   Submission of Matters to a Vote of Security-Holders;
              Executive Officers of the Registrant.....................................................       8

                                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................      10
Item 6.   Selected Financial Data......................................................................      12
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................      13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................      22
Item 8.   Financial Statements and Supplementary Data..................................................      22
Item 9.   Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................      22

                                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...........................................      23
Item 11.  Executive Compensation.......................................................................      25
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................      28
Item 13.  Certain Relationships and Related Transactions...............................................      31

                                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................      32

SIGNATURES.............................................................................................      67

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

BROOKEMIL LTD.

         On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), pursuant to which the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas). The shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The following summary reflects all material terms and is qualified in its entirety by reference to the Purchase Agreement and the annexes thereto, copies of which are incorporated by reference as exhibits to this report.

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

         Brooke (Overseas) is a wholly-owned subsidiary of BGLS Inc. ("BGLS"), which is wholly-owned by Brooke Group Ltd. ("Brooke"). Brooke indirectly owns an approximate 42% voting interest in the Company. See "Significant Shareholders" and Item 12, "Security Ownership of Certain Beneficial Owners and Management". See Note 10 (Commitments and Contingencies) to the Consolidated Financial Statements regarding a pending lawsuit relating to the Company's purchase of the BML Shares.

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

         Western Realty will seek to make additional real estate and other investments in Russia. The Company and Apollo have agreed to invest, through Western Realty or another entity, up to $25 million in the aggregate for the potential development of a real estate project in Moscow. In addition, Western Realty has agreed to acquire for $20 million a 30% profits interest in a company organized by Brooke (Overseas) which will, among other things, acquire an interest in an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of Brooke (Overseas). See Item 2, "Property."

         The foregoing summary reflects all material terms and is qualified in its entirety by reference to the LLC Agreement, a copy of which is incorporated by reference as an exhibit to this report.

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

         The acquisition of the Office Buildings was effected pursuant to a purchase agreement dated January 10, 1996. The acquisition of the Shopping Centers was effected pursuant to a purchase agreement dated January 11, 1996. For information concerning other business relationships with affiliates of Apollo, see "BrookeMil Ltd." The foregoing summary reflects all material terms and is qualified in its entirety by reference to the purchase agreements, copies of which are incorporated by reference as exhibits to this report.

         On November 10, 1997, the Company sold its Marathon, Florida Shopping Center for $5.4 million and recognized a gain of $1.2 million on the sale.

OTHER ACQUISITIONS AND INVESTMENTS

         THINKING MACHINES CORPORATION. On January 11, 1996, Ladenburg Thalmann Capital Corp. ("Ladenburg Capital"), the merchant banking subsidiary of Ladenburg Group, in connection with the First Amended Joint Plan of Reorganization (the "TMC Plan") of Thinking Machines Corporation ("Thinking Machines") made a $10.6 million convertible bridge loan (the "Loan") to TMCA Acquisition Corp. ("TMCA"). TMCA is an entity formed to invest the Loan proceeds (net of certain expenses) in Thinking Machines, currently a developer and marketer of data mining and knowledge discovery software and, through April 1997, of parallel software for high-end and networked computer systems.

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

         During the fourth quarter of 1996, Thinking Machines announced its intention to dispose of its parallel processing computer sales and service business. As a result, Thinking Machines wrote-down certain assets, principally inventory, related to these operations to their net realizable value by $6.1 million. Thinking Machines sold its parallel processing software business on November 19, 1996 for $4.3 million and sold its remaining parallel processing service business in April 1997 for $2.4 million in cash and a percentage of certain future operating profits. During 1997, Thinking Machines received profit participation payments of $1.2 million.

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

         The Joint Plan also places restrictions on and requires approvals for certain transactions with Brooke and its affiliates to which the Company or a subsidiary of, or entity controlled by, the Company may be a party, including the requirements, subject to certain exceptions for transactions involving less than $1 million in a year or pro rata distributions on the Company's capital stock, of approval by not less than two-thirds of the entire Board, including at least one of the directors elected by the holders of the Company's preferred shares, and receipt of a fairness opinion from an investment banking firm. In addition, the Joint Plan requires that, whenever the Company's Certificate of Incorporation provides for the vote of the holders of the Class A Senior Preferred Shares acting as a single class, such vote must, in addition to satisfying all other applicable requirements, reflect the affirmative vote of either (x) 80% of the outstanding shares of that class or (y) a simple majority of all shares of that class voting on the issue exclusive of shares beneficially owned by Brooke.

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

SIGNIFICANT SHAREHOLDERS

         At March 27, 1998, Brooke held in the aggregate through BGLS' direct and indirect ownership of Class A Senior Preferred Shares, Class B Preferred Shares and Common Shares of the Company, approximately 42% of the combined voting power of the Company. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

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

ITEM 6.    SELECTED FINANCIAL DATA

                                                                     YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                   1997          1996          1995          1994          1993
                                                 --------      --------      --------      --------       ------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:(a)
Total revenues ...........................       $114,568      $130,865      $ 67,730      $ 10,381     $   3,844
Total costs and expenses(b)...............        139,989       149,454        66,064        26,146        15,034
                                               ----------     ---------     ---------     ---------     ---------

(Loss) income from continuing operations
   before income taxes, minority interests,
   and extraordinary items................        (25,421)      (18,589)        1,666       (15,765)      (11,190)
Income tax provision (benefit)............            186           300           292          (500)         (225)
Minority interests in loss from continuing
   operations of consolidated
   subsidiaries...........................          1,347         4,241            --            --            --
                                               ----------     ---------     ---------     ---------     ---------

(Loss) income from continuing operations
   before extraordinary items.............        (24,260)      (14,648)        1,374       (15,265)      (10,965)
Income from discontinued operations.......          3,687         7,158        16,873     1,135,706        38,368
                                               ----------     ---------     ---------     ---------     ---------

(Loss) income before extraordinary items..        (20,573)       (7,490)       18,247     1,120,441        27,403
Extraordinary items(c)....................             --            --            --      (110,500)        8,417
                                               ----------     ---------     ---------     ---------     ---------

Net (loss) income.........................        (20,573)       (7,490)       18,247     1,009,941        35,820

Dividend requirements on preferred shares(d)      (68,475)      (61,949)      (72,303)      (80,037)      (68,706)
Excess of carrying value of redeemable
   preferred shares over cost of shares
   purchased..............................             --         4,279        40,342            --            --
                                               ----------     ---------     ---------     ---------     ---------

Net (loss) income applicable to
   Common Shares..........................      $ (89,048)    $ (65,160)    $ (13,714)    $ 929,904     $ (32,886)
                                               ==========     =========     =========     =========     =========

Per Common and equivalent share:

Basic:
   Loss from continuing operations
     before extraordinary items...........         $(9.68)       $(7.55)       $(3.20)     $ (10.12)       $(8.49)
   Discontinued operations................            .38           .75          1.77        120.63          4.09
   Extraordinary items....................             --            --            --        (11.74)          .90
   Net (loss) income......................          (9.30)        (6.80)        (1.43)        98.77         (3.50)

Diluted:
   Loss from continuing operations
     before extraordinary items...........          (9.68)        (7.55)        (3.20)        (9.00)        (8.49)
   Discontinued operations................            .38           .75          1.77        107.36          4.09
   Extraordinary items....................             --            --            --        (10.45)          .90
   Net (loss) income......................          (9.30)        (6.80)        (1.43)        87.91         (3.50)

Dividends declared(d).....................             --            --            --            --            --

BALANCE SHEET DATA:
Total assets..............................       $441,391      $406,540      $385,822    $1,069,891      $269,483
Long-term obligations.....................        185,024       170,223        11,967        36,177        19,318
Prepetition claims(e).....................         12,611        15,526        33,392       619,833       791,893
Redeemable preferred shares(f)............        258,638       210,571       226,396       317,798       329,233
Shareholders' equity (deficiency).........       (130,399)      (72,364)      (30,461)      (38,444)   (1,020,656)
Working capital (deficiency)..............         (9,486)       85,610       155,565       284,849        64,695

----------------------

(a) The operating results for 1993 were reclassified to reflect the discontinued operations of FSI and DSI. See Note 4 to the Consolidated Financial Statements.

(b) Includes reorganization (benefit) expense of $(9,706), $(2,044), $22,734 and $9,035 in 1996, 1995, 1994 and 1993, respectively.

(c) Represents extraordinary loss on the extinguishment of debt in 1994 and the extraordinary gain on the early termination of a capital lease in 1993.

(d) The 1997, 1996, 1995, 1994 and 1993 dividend requirements on preferred shares amounts include $692, $417, $521, $4,847 and $3,999, respectively, accrued on the redeemable Class A Senior Preferred Shares to reflect the effective dividend yield over the life of such securities. All preferred dividends, whether or not declared, are reflected as a deduction in arriving at income (loss) applicable to Common Shares. No dividends on Preferred Shares were declared in 1997 and 1993. Dividends of $40 per share in 1996 and $50 per share in both 1995 and 1994 were declared on the redeemable Class A Senior Preferred Shares.

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

         Western Realty will seek to make additional real estate and other investments in Russia. The Company and Apollo have agreed to invest, through Western Realty or another entity, up to $25,000 in the aggregate for the potential development of a real estate project in Moscow. In addition, Western Realty has agreed to acquire for $20,000 a 30% profits interest in a company organized by Brooke (Overseas) which will, among other things, acquire an interest in an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of Brooke (Overseas). See Item 2, "Property."

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

         On February 29, 1996, the Company entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). The Company entered into the Swap in order to be able to participate in any increase or decrease in the value of the RJR Nabisco common stock during the term of the Swap. The transaction was for a period of up to six months, unless extended by the parties, subject to earlier termination at the election of the Company, and provided for the Company to make a payment to the Counterparty of $1,537 upon commencement of the Swap. At the termination of the transaction, if the price of the RJR Nabisco common stock during a specified period prior to such date (the "Final Price") exceeded $34.42, the price of the RJR Nabisco common stock during a specified period following the commencement of the Swap (the "Initial Price"), the Counterparty was required to pay the Company an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco common stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price was less than the Initial Price, then the Company was required to pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco common stock subject to the Swap, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, the Company was not required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap were guaranteed by the Counterparty's parent, a large foreign bank, and the Company pledged certain collateral in respect of its potential obligations under the Swap and agreed to pledge additional collateral under certain conditions. The Company marked its obligation with respect to the Swap to fair value with unrealized gains or losses included in income. During the third quarter of 1996, the Swap was terminated in connection with the Company's reduction of its holdings of RJR Nabisco common stock, and the Company recognized a loss on the Swap of $7,305 for the year ended December 31, 1996.

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

         In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance in recognizing revenue on software transactions when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probable. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes that adoption of SOP 97-2 will not have a material impact on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently reviewing its operating segment disclosures and will adopt SFAS No. 131 in the fourth quarter of 1998.

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

RESULTS OF OPERATIONS

         THE YEAR 1997 COMPARED TO 1996

         Consolidated total revenues for 1997 were $114,568 as compared with $130,865 for 1996. The decrease in revenues of $16,297 is primarily attributable to the decrease in revenues of Ladenburg and Thinking Machines. The decrease in Ladenburg's revenue was a result of a decline in net principal transactions of $11,231 and a decline of $4,532 in other Ladenburg revenues. During 1997, Ladenburg experienced a decline in syndicate and underwriting activity, commission income, and net profits as compared to the prior year. The decrease in Thinking Machines revenues was due to the commencement of the termination of its parallel processing computer sales and service business in the fourth quarter of 1996.

         For 1997 and 1996, the results of continuing operations before income taxes and minority interests of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BML (real estate), and Thinking Machines (computer software), were as follows:

                                BROKER-                             COMPUTER         CORPORATE
                                 DEALER         REAL ESTATE         SOFTWARE         AND OTHER           TOTAL
                                 ------         -----------         --------         ---------           -----
1997
----
Revenues..............           $56,197           $27,067         $  3,947            $27,357          $114,568
Expenses..............            66,155            34,894           12,103             26,837           139,989
                                 -------           -------         --------            -------          --------
Operating (loss) income
   before taxes and minority
   interests..........           $(9,958)          $(7,827)        $ (8,156)           $   520          $(25,421)
                                 =======           =======         ========            =======          ========

1996
----
Revenues..............           $71,960           $23,559         $ 15,017            $20,329          $130,865
Expenses..............            72,305            24,304           30,099             22,746           149,454
                                 -------           -------         --------            -------          --------
Operating loss before
   taxes and minority
   interests..........           $  (345)          $  (745)        $(15,082)           $(2,417)         $(18,589)
                                 =======           =======         ========            =======          ========

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

         Thinking Machines' revenues in 1997 resulted from parallel processing computer sales and service of $3,386, software and maintenance revenue of $241, service revenues of $109, interest income of $117 and other income of $94. Thinking Machines' revenues in 1996 resulted from parallel processing computer sales and service of $15,017. Operating expenses of Thinking Machines in 1997 consisted of cost of sales of $3,463 ($2,309 of which related to the parallel processing computer sales and service division), selling, general and administrative of $5,206 and research and development of $3,434. Operating expenses of Thinking Machines in 1996 consisted of $21,239 of costs associated with the parallel processing computer division, selling, general and administrative of $5,984 and research and development of $2,876. In 1996, Thinking Machines wrote down certain assets (principally inventory) associated with its parallel processing computer sales and service division to their net realizable value and recorded a charge of $6,200 for these reserves.

         For 1997, the Company's revenues of $27,357 related to corporate and other activities consisted primarily of net gains on investments of $19,800 and interest and dividends income of $3,252. The Company's revenues related to corporate and other activities of $20,329 for 1996 consisted primarily of $12,001 of interest and dividend income, gain on termination of various service agreements with FFMC of $1,285, and net gain on investments of $2,528. During 1997, the principal component of net gain on investments consisted of $7,570 and $11,392 from sales of RJR Nabisco and Milestone Scientific Inc. equity, respectively. During 1996, the net gain on investments consisted of the gain on the sale of the investment in a Brazilian airplane manufacturer of $4,285, the liquidation of two limited partnerships for a gain of $4,201, and the net realized gain on sales of investment securities held for sale of $1,347, net of the loss on the RJR Nabisco equity swap of $7,305.

         Corporate and other expenses of $26,837 for 1997 consisted primarily of a provision for loss on a long-term investment of $3,796, employee compensation and benefits of $9,495 and interest expense of $1,640. Corporate and other expenses for 1996 of $22,746 primarily consisted of expenses related to the RJR Nabisco investment of $11,724, employee compensation and benefits of $7,262, and interest expense of $4,116, net of $9,706 in reversals of restructuring accruals. The $9,706 reversal of restructuring accruals in 1996 related primarily to the settlement of certain lease obligations which were prepetition claims. The amounts reversed were accrued in prior years upon the commencement of purported claims against the Company in Bankruptcy Court. The Company's accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the Bankruptcy Court. The Company did not reverse any restructuring accruals from continuing operations in 1997; however, reversals of $3,687 of accruals related to prepetition claims filed with respect to the Company's Money Transfer Business were recorded as income from discontinued operations in 1997.

         Income tax expense for 1997 was $186 compared to $300 in 1996. Income tax expense for 1997 and 1996 related to state income taxes at Ladenburg in 1997 and 1996 and $107 of Russian profits tax at BML in 1997.

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

         THE YEAR 1996 COMPARED TO 1995

         Consolidated total revenues for 1996 were $130,865 as compared with $67,730 for 1995. The increase in revenues of $63,135 is primarily attributable to the operations of Ladenburg for twelve months in 1996 versus seven months of 1995 which resulted in additional revenues of $31,542, the revenues of Thinking Machines of $15,017 and the leasing revenues of $23,559 resulting from the acquisition of the Office Buildings and Shopping Centers in January 1996.

         For 1996 and 1995, the results of continuing operations before income taxes and minority interests of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers (real estate), and Thinking Machines (computer software), were as follows:



                                BROKER-         REAL ESTATE        COMPUTER          CORPORATE
                                 DEALER          OPERATIONS        SOFTWARE           AND OTHER           TOTAL
                                 ------          ----------       -----------        ---------           -----
1996
----
Revenues..............           $71,960           $23,559          $15,017            $20,329          $130,865
Expenses..............            72,305            24,304           30,099             22,746           128,209
                                 -------           -------          -------            -------          --------
Income (loss) from
   continuing operations         $  (345)          $  (745)         $(8,860)           $(6,305)         $(18,589)
                                 =======           =======          =======            =======          ========

1995
----
Revenues..............           $40,418                                               $27,312          $ 67,730
Expenses..............            38,943                                                27,121            66,064
                                  ------                                                ------            ------
Income (loss) from
   continuing operations         $ 1,475                                               $   191          $  1,666
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

         Thinking Machines' revenues in 1996 resulted from parallel processing computer sales of $15,017. Operating expenses of Thinking Machines in 1996 consisted of $21,239 of costs associated with the parallel processing computer division, selling, general and administrative of $5,984 and research and development of $2,876. In 1996, Thinking Machines wrote down certain assets (principally inventory) associated with its parallel processing computer sales and service business to their net realizable value and recorded a charge of $6,200 for these reserves.

         The Company's revenues related to corporate and other activities of $20,329 for 1996 consisted primarily of $12,001 of interest and dividend income, gain on termination of various service agreements with FFMC of $1,285, and net gain on investments of $2,528. Corporate interest and dividend income decreased $4,290 from 1995 due primarily to the reduction in interest bearing investment securities in 1996. The net gain on investments consisted of the gain on the sale of the investment securities in 1996. The net gain on investments consisted of the gain on the sale of the investment in a Brazilian airplane manufacturer of $4,285, the liquidation of two limited partnerships for a gain of $4,201, and the net realized gain on sales of investment securities held for sale of $1,347, net of the loss on the RJR Nabisco equity swap of $7,305.

         Corporate expenses for 1996 of $22,746 primarily consisted of expenses related to the RJR Nabisco investment of $11,724, employee compensation and benefits of $7,262, and interest expense of $4,116, net of $9,706 in reversals of restructuring accruals. Corporate expenses for 1995 consisted primarily of investment expenses of $6,279 and employee compensation and benefits of $5,464. Also included in corporate expense is the reversal of restructuring accruals of $9,706 in 1996 and $2,044 in 1995 resulting from the Company settling certain claims at amounts below the accrued liability.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Consolidated Financial Statements and Notes thereto, together with the report thereon of Coopers & Lybrand L.L.P. dated March 31, 1998, beginning on page 37 of this report.

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

         Richard S. Ressler, a former director of the Company, is Chairman of the Board and the beneficial owner of more than 10% of the shares of MAI Systems Corporation ("MAI"), which in 1996 entered into certain arrangements with Ladenburg, whereby MAI has sold computer and software products and has been providing related professional and support services to Ladenburg. During 1997, Ladenburg paid MAI, in the aggregate, approximately $610,000 for such products and services. In addition, during 1997, Ladenburg paid another company controlled by the former director approximately $143,000 for communications consulting services.

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

         See, also, Item 11. "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A) (1)   INDEX TO 1997 CONSOLIDATED FINANCIAL STATEMENTS:

         The Consolidated Financial Statements and the Notes thereto, together with the report thereon of Coopers & Lybrand L.L.P. dated March 31, 1998, appear on pages 38 through 63 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (A) (2)           FINANCIAL STATEMENT SCHEDULES:

Schedule  III - Real  Estate and  Accumulated  Depreciation  .........Page 64

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

*        (ii)       Option Agreement, dated November 18, 1996, between the
                    Company and Howard M. Lorber (incorporated by reference to
                    Exhibit 10(a)(iii) in the Company's Form 10-K for the fiscal year ended December 31, 1996).

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

*        (iii)      Amendment dated January 1, 1998 to Lorber Employment
                    Agreement (incorporated by reference to Exhibit 10(b)(iii) in the Company's Form 10-K for the fiscal year ended
                    December 31, 1997).

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

*        (21)       Subsidiaries of the Company (incorporated by reference to
                    Exhibit 21 in the Company's Form 10-K for the fiscal year ended December 31, 1997).

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

                             NEW VALLEY CORPORATION

                 Form 10-K for the Year Ended December 31, 1997
                      Items 8, 14(a)(1) and (2), and 14(d)

         Index to Financial Statements and Financial Statement Schedules

          Financial Statements and Schedules of the Registrant and its
                subsidiaries, required to be included in Items 8,
                           14(a)(1) and (2), and 14(d)
                                are listed below:

                                                                                                     PAGE
    FINANCIAL STATEMENTS:
         Report of Independent Accountants....................................................        38
         Consolidated Balance Sheets as of December 31, 1997 and 1996.........................        39
         Consolidated Statements of Operations for the years ended December 31, 1997, 1996
             and 1995.........................................................................        40
         Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years
             ended December 31, 1997, 1996 and 1995...........................................        42
         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996
             and 1995.........................................................................        43
         Notes to Consolidated Financial Statements...........................................        45

    FINANCIAL STATEMENT SCHEDULES:
         Schedule III - Real Estate and Accumulated Depreciation..............................        64

         Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in the Consolidated Financial Statements or accompanying
         Notes.

         Thinking Machines Corporation
         Report of Independent Accountants....................................................        66

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and the
Shareholders of New Valley Corporation

    We have audited the accompanying consolidated balance sheets of New Valley Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years for the period ended December 31, 1997. We have also audited the financial statement schedule of New Valley Corporation (Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997 and 1996) listed in the index on page 37 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Thinking Machines Corporation, a consolidated subsidiary, which statements reflect total assets constituting 1% and 3% of consolidated total assets at December 31, 1997 and 1996, respectively and a net loss (net of minority interest therein) constituting 25% and 90% of the consolidated net loss for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Thinking Machines Corporation, are based solely upon the report of the other auditors.

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




COOPERS & LYBRAND L.L.P.



Miami, Florida
March 31, 1998

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           DECEMBER 31,
                                                                                    -----------------------
                                                                                      1997             1996
                                                                                    --------         ------
                                    ASSETS
Current assets:
     Cash and cash equivalents.............................................         $  11,606         $  57,282
     Investment securities available for sale..............................            51,993            61,454
     Trading securities owned..............................................            49,988            29,761
     Restricted assets.....................................................               232             2,080
     Receivable from clearing brokers......................................             1,205            23,870
     Other current assets..................................................             3,618             9,273
                                                                                    ---------         ---------
         Total current assets..............................................           118,642           183,720
                                                                                    ---------         ---------

Investment in real estate, net.............................................           256,645           179,571
Furniture and equipment, net...............................................            12,194                --
Investment securities available for sale...................................                --             2,716
Restricted assets..........................................................             5,484             6,766
Long-term investments, net.................................................            27,224            13,270
Other assets...............................................................            21,202            20,497
                                                                                    ---------         ---------
         Total assets......................................................         $ 441,391         $ 406,540
                                                                                    =========         =========


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Margin loan payable...................................................         $  13,012         $      --
     Current portion of notes payable and long-term obligations............               760             2,310
     Accounts payable and accrued liabilities..............................            57,722            44,888
     Prepetition claims and restructuring accruals.........................            12,611            15,526
     Income taxes..........................................................            18,413            18,243
     Securities sold, not yet purchased....................................            25,610            17,143
                                                                                    ---------         ---------
         Total current liabilities.........................................           128,128            98,110
                                                                                    ---------         ---------

Notes payable..............................................................           173,814           157,941
Other long-term liabilities................................................            11,210            12,282
Redeemable preferred shares................................................           258,638           210,571

Commitments and contingencies..............................................                --                --

Shareholders' equity (deficiency):
     Cumulative preferred shares; liquidation preference of $69,769,
       dividends in arrears: 1997 - $139,412; 1996 - $115,944..............               279               279
     Common Shares, $.01 par value; 850,000,000 shares
       authorized; 9,577,624 shares outstanding............................                96                96
     Additional paid-in capital............................................           604,215           644,789
     Accumulated deficiency................................................          (742,427)         (721,854)
     Unearned compensation on stock options................................              (158)             (731)
     Unrealized gain on investment securities..............................             7,596             5,057
                                                                                    ---------         ---------
Total shareholders' equity (deficiency)....................................          (130,399)          (72,364)
                                                                                    ---------         ---------

         Total liabilities and shareholders' equity (deficiency)...........         $ 441,391         $ 406,540
                                                                                    =========         =========

          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                    1997              1996             1995
                                                                 -----------        ----------       ----------
Revenues:
    Principal transactions, net..................................  $  16,754        $  28,344          $ 18,237
    Commissions..................................................     16,727           17,755             9,888
    Corporate finance fees.......................................     12,514           10,230             5,942
    Gain on sale of investments..................................     20,492           10,014             7,078
    Real estate leasing..........................................     27,067           23,559                --
    Interest and dividends.......................................      9,417           16,951            21,047
    Computer sales and service...................................      3,947           15,017                --
    Other income.................................................      7,650            8,995             5,538
                                                                   ---------        ---------          --------

         Total revenues..........................................    114,568          130,865            67,730
                                                                   ---------        ---------          --------

Costs and expenses:
    Selling, general and administrative expenses.................    119,205          140,399            54,216
    Interest.....................................................     16,988           17,760             2,102
    Recovery of restructuring charges............................         --           (9,706)           (2,044)
    Write-down of long-term investments .........................      3,796            1,001            11,790
                                                                   ---------        ---------          --------

         Total costs and expenses................................    139,989          149,454            66,064
                                                                   ---------        ---------          --------

(Loss) income from continuing operations before income
    taxes, minority interests....................................    (25,421)         (18,589)            1,666

Income tax provision.............................................        186              300               292
Minority interests in loss from continuing operations of
    consolidated subsidiaries....................................      1,347            4,241                --
                                                                   ---------        ---------          --------

(Loss) income from continuing operations.........................    (24,260)         (14,648)            1,374

Discontinued operations (Note 4):
    Income from discontinued operations, net of
      income taxes of $480 in 1995...............................         --               --             4,315
    Gain on disposal of discontinued operations, net of income
      taxes of $1,400 in 1995....................................      3,687            7,158            12,558
                                                                   ---------        ---------          --------

         Income from discontinued operations.....................      3,687            7,158            16,873
                                                                   ---------        ---------          --------

Net (loss) income................................................    (20,573)          (7,490)           18,247

Dividend requirements on preferred shares........................    (68,475)         (61,949)          (72,303)
Excess of carrying value of redeemable preferred
    shares over cost of shares purchased.........................         --            4,279            40,342
                                                                   ---------        ---------          --------

Net loss applicable to Common Shares.............................  $ (89,048)       $ (65,160)         $(13,714)
                                                                   ==========       =========          ========





          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------
                                               1997              1996             1995
                                            -----------        ----------       ----------
Income (loss) per common share (Basic):

    Continuing operations ...............   $       (9.68)   $       (7.55)   $       (3.20)
    Discontinued operations .............             .38              .75             1.77
                                            -------------    -------------    -------------

         Net income (loss) ..............   $       (9.30)   $       (6.80)   $       (1.43)
                                            =============    =============    =============

Number of shares used in computation ....       9,578,000        9,578,000        9,554,000
                                            =============    =============    =============

Income (loss) per common share (Diluted):

    Continuing operations ...............   $       (9.68)   $       (7.55)   $       (3.20)
    Discontinued operations .............             .38              .75             1.77
                                            -------------    -------------    -------------

         Net income (loss) ..............   $       (9.30)   $       (6.80)   $       (1.43)
                                            =============    =============    =============

Number of shares used in computation ....       9,578,000        9,578,000        9,554,000
                                            =============    =============    =============

Supplemental information:
    Additional interest expense, absent
      the Chapter 11 filing .............                                     $       2,314
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
                                                 =====    ========     ========      =========         =======         ======

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                              1997        1996         1995
                                                                           ----------   ---------    ---------
Cash flows from operating activities:
   Net (loss) income ...................................................   $ (20,573)   $  (7,490)   $  18,247
   Adjustments to reconcile net income (loss) to net
    cash used for operating activities:
     Gain on disposal of business ......................................      (3,687)      (7,158)     (12,558)
     Income from discontinued operations ...............................          --           --       (4,315)
     Depreciation and amortization .....................................       9,414        4,757          608
     Provision for loss on long-term investments .......................       3,796        1,001       11,790
     Reversal of restructuring accruals ................................          --       (9,706)      (2,044)
     Stock compensation expense ........................................       2,934          384         --
     Changes in assets and liabilities, net of effects from acquisition:
       Increase (decrease) in receivables and other assets..............       3,184      (13,813)      11,684
       Increase (decrease) in income taxes payable and deferred taxes...         170       (2,040)     (32,517)
       Increase (decrease) in securities sold not yet purchased ........       8,467        4,096       (9,359)
       (Decrease) increase in accounts payable and accrued
         liabilities ...................................................      (3,954)       7,270        5,223
                                                                           ---------    ---------    ---------

Net cash used for continuing operations ................................        (249)     (22,699)     (13,241)
Net cash provided from discontinued operations .........................          --           --        6,105
                                                                           ---------    ---------    ---------

Net cash used for operating activities .................................        (249)     (22,699)      (7,136)
                                                                           ---------    ---------    ---------

Cash flows from investing activities:
     Sale or maturity of investment securities .........................      45,472      160,088      250,129
     Purchase of investment securities .................................     (30,756)     (12,825)    (458,017)
     Sale or liquidation of long-term investments ......................       2,807       18,292       36,109
     Purchase of long-term investments .................................     (18,707)      (3,051)     (77,411)
     Decrease (increase) in restricted assets ..........................       3,130       29,159      341,634
     Purchase of furniture and equipment ...............................      (3,478)      (5,240)        --
     Purchase of and additions to real estate ..........................      (7,454)     (24,496)        --
     Sale of real estate ...............................................       8,718           --         --
     Payment of prepetition claims and restructuring accruals ..........        (828)      (8,160)    (584,397)
     Payment for acquisitions, net of cash acquired ....................     (20,014)       1,915      (25,750)
     Collection of contract receivable .................................        --           --        300,000
     Net proceeds from disposal of business ............................        --         10,174       17,540
                                                                           ---------    ---------    ---------

Net cash (used for) provided from investing activities .................     (21,110)     165,856     (200,163)
                                                                           ---------    ---------    ---------

Cash flows from financing activities:
     Payment of preferred dividends ....................................        --        (41,419)    (132,162)
     Purchase of redeemable preferred shares ...........................        --        (10,530)     (47,761)
     Increase (decrease) in margin loan payable ........................      13,012      (75,119)      75,119
     Payment of long-term notes and other liabilities ..................     (62,739)     (10,549)     (12,890)
     Increase in long term borrowings ..................................      19,993         --           --
     Issuance of subsidiary stock ......................................       5,417         --           --
     Exercise of stock options .........................................        --           --            565
                                                                           ---------    ---------    ---------

Net cash used for financing activities .................................     (24,317)    (137,617)    (117,129)
                                                                           ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents ...................     (45,676)       5,540     (324,428)
Cash and cash equivalents, beginning of year ...........................      57,282       51,742      376,170
                                                                           ---------    ---------    ---------

Cash and cash equivalents, end of year .................................   $  11,606    $  57,282    $  51,742
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

         NATURE OF OPERATIONS

         The Company and its subsidiaries are engaged in the investment banking and brokerage business, in the ownership and management of commercial real estate, and in the acquisition of operating companies. As discussed in Note 21, the investment banking and brokerage segment accounted for 49% and 55% of the Company's revenues and 39% and 2% of the Company's operating loss from continuing operations for the years ended December 31, 1997 and 1996, respectively. The Company's investment banking and brokerage segment provides its services principally for middle market and emerging growth companies through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals.

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

         Options to purchase 330,000 common shares at $.58 per share and 40,417 common shares issuable upon the conversion of Class B Preferred Shares were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

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

         In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance in recognizing revenue on software transactions when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probable. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes that adoption of SOP 97-2 will not have a material impact on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently reviewing its operating segments disclosures and will adopt SFAS No. 131 in the fourth quarter of 1998.

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

         BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On April 18, 1997, BML sold Ducat Place I to one of its tenants for approximately $7,500, which purchase price had been reduced to reflect prepayments of rent. In 1997, BML completed construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies. The third phase, Ducat Place III, is planned as a 350,000 sq. ft. mixed-use complex, with construction anticipated to commence in 1999. The site of Ducat Place III, which is currently used by a subsidiary of Brooke (Overseas) as the site for a factory, is subject to a put option held by the Company. The option allows the Company to put this site back to Brooke (Overseas) and BGLS Inc., a subsidiary of Brooke, at the greater of the appraised fair value of the property at the date of exercise or $13,600, during the period the subsidiary of Brooke (Overseas) operates the factory on such site.

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

         The fair value of the assets acquired, including goodwill of $12,400, was $95,500. The Company is amortizing the goodwill over a five year period.

         The following table presents unaudited pro forma results of continuing operations as if the acquisition of BML had occurred on January 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had this acquisition been consummated as of such date.

                                                                             Pro Forma
                                                                     Year Ended December 31, 1996
                                                                     ----------------------------
         Revenue..............................................                $ 133,540
                                                                              =========

         Loss from continuing operations......................                $ (16,811)
                                                                              =========
         Loss from continuing operations applicable
              to common shares................................                $ (74,481)
                                                                              =========
         Loss from continuing operations per common share.....                $   (7.77)
                                                                              =========


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

4.       DISCONTINUED OPERATIONS

         As noted above, the Company sold the Messaging Services Business effective October 1, 1995. Accordingly, the financial statements reflect the financial position and the results of operations of the discontinued operations of FSI and the Messaging Services Business separately from continuing operations.

         Summarized operating results of the discontinued operations of the Messaging Services Business for the nine months ended September 30, 1995.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Revenues...........................................            $37,771
                                                                ======
Operating income...................................            $ 4,795
                                                                 =====
Income before income taxes and minority
     interests.....................................            $ 4,795
Provision for income taxes.........................                480
Minority interests.................................                 --
                                                               -------
Net income.........................................            $ 4,315
                                                                 =====

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

         On February 29, 1996, the Company entered into a total return equity swap transaction (the "Swap") with an unaffiliated company (the "Counterparty") relating to 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). The Company entered into the Swap in order to be able to participate in any increase or decrease in the value of the RJR Nabisco common stock during the term of the Swap. The transaction was for a period of up to six months, unless extended by the parties, subject to earlier termination at the election of the Company, and provided for the Company to make a payment to the Counterparty of $1,537 upon commencement of the Swap. At the termination of the transaction, if the price of the RJR Nabisco common stock during a specified period prior to such date (the "Final Price") exceeded $34.42,

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



the price of the RJR Nabisco common stock during a specified period following the commencement of the Swap (the "Initial Price"), the Counterparty was required to pay the Company an amount in cash equal to the amount of such appreciation with respect to the shares of RJR Nabisco common stock subject to the Swap plus the value of any dividends with a record date occurring during the Swap period. If the Final Price was less than the Initial Price, then the Company was required to pay the Counterparty at the termination of the transaction an amount in cash equal to the amount of such decline with respect to the shares of RJR Nabisco common stock subject to the Swap, offset by the value of any dividends, provided that, with respect to approximately 225,000 shares of RJR Nabisco common stock, the Company was not required to pay any amount in excess of an approximate 25% decline in the value of the shares. The potential obligations of the Counterparty under the Swap were guaranteed by the Counterparty's parent, a large foreign bank, and the Company pledged certain collateral in respect of its potential obligations under the Swap and agreed to pledge additional collateral under certain conditions. The Company marked its obligation with respect to the Swap to fair value with unrealized gains or losses included in income. During the third quarter of 1996, the Swap was terminated in connection with the Company's reduction of its holdings of RJR Nabisco common stock, and the Company recognized a loss on the Swap of $7,305 for the year ended December 31, 1996.

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

10.      COMMITMENT AND CONTINGENCIES

         LEASES

         The Company, Thinking Machines and Ladenburg are currently obligated under three noncancelable lease agreements for office space, expiring in September 2000, October 1998 and December 2015, respectively. The following is a schedule by fiscal year of future minimum rental payments required under the agreements that have noncancelable terms of one year or more at December 31, 1997:

          1998......................................                   $  5,966
          1999......................................                      5,597
          2000......................................                      5,360
          2001......................................                      4,001
          2002......................................                      3,795
          2003 and thereafter.......................                     50,246
                                                                       --------

               Total................................                   $ 74,965
                                                                       ========

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

                                                                           1997         1996         1995
                                                                           ----         ----         ----
          (Loss) income from continuing operations..................    $(24,074)     $(14,348)      $1,666
                                                                         -------       -------       ------

          (Credit) provision under statutory U.S. tax rates.........      (8,426)       (5,022)         583
          Increase (decrease) in taxes resulting from:
              Nontaxable items......................................       2,603          (224)         543
              State taxes, net of Federal benefit...................          55           195          180
              Foreign Taxes.........................................         108
          Increase (decrease) in valuation reserve..................       5,846         5,351       (1,014)
                                                                         -------       -------       ------
                    Income tax provision............................      $  186        $  300       $  292
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


21.      BUSINESS SEGMENT INFORMATION

         The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the years ended December 31, 1997 and 1996:

                                          BROKER-                       COMPUTER       CORPORATE
                                           DEALER      REAL ESTATE      SOFTWARE       AND OTHER        TOTAL
                                           ------      -----------      --------       ---------        -----
          1997
          ----
          Revenues....................    $ 56,197       $27,067         $3,947         $27,357        $114,568
          Operating (loss) income ....      (9,958)       (7,827)        (8,156)            520         (25,421)
          Identifiable assets.........      77,511       276,770          5,604          81,506         441,391
          Depreciation and
             amortization.............       1,035         7,469            815              95           9,414
          Capital expenditures........       1,627         7,454            466           1,385          10,932

          1996
          ----
          Revenues....................     $71,960     $  23,559     $    15,017      $  20,329        $130,865
          Operating loss..............        (345)         (745)        (15,082)        (2,417)        (18,589)
          Identifiable assets.........      76,302       182,645          11,686        135,787         406,540
          Depreciation and
             Amortization.............         600         3,622             532              3           4,757
          Capital expenditures........       3,644       183,193           1,596             18         188,451


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

                                       NEW VALLEY CORPORATION

                                       (REGISTRANT)

                                       By: /s/ J. Bryant Kirkland III
                                          --------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer

Date:  May 22, 1998