Form 10-Q
period 1998-06-30
NEW VALLEY CORP
filed 1998-08-14
CIK 106374

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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


                                 (305) 579-8000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ---   -----
     As of August 14, 1998, there were outstanding 9,577,624 of the registrant's Common Shares, $.01 par value.



===============================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                                            Page
                                                                                            ----
     Item 1.       Condensed Consolidated Financial Statements:

                   Condensed Consolidated Balance Sheets as of June 30,
                       1998 and December 31, 1997....................................         3

                   Condensed Consolidated Statements of Operations for the
                       three months and six months ended June 30, 1998 and                    4
                       1997..........................................................

                   Condensed Consolidated Statement of Changes in
                       Shareholders' Deficiency for the six months ended
                       June 30, 1998.................................................         5

                   Condensed Consolidated Statements of Cash Flows
                       for the six months ended June 30, 1998 and 1997...............         6

                   Notes to the Condensed Quarterly Consolidated Financial
                       Statements  ..................................................         7

     Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...........................        13


PART  II. OTHER INFORMATION

     Item 1.       Legal Proceedings.................................................        20

     Item 3.       Defaults Upon Senior Securities...................................        20

     Item 6.       Exhibits and Reports on Form 8-K..................................        20

SIGNATURE...........................................................................         21

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                           June 30,       December 31,
                                                                       ---------------- ------------------
                                                                            1998              1997
                                                                       ---------------- ------------------
                               ASSETS

Current assets:
    Cash and cash equivalents.....................................         $   5,606        $  11,606
    Investment securities available for sale......................            33,856           51,993
    Trading securities owned......................................            42,701           49,988
    Restricted assets.............................................             4,448              232
    Receivable from clearing brokers..............................             1,609            1,205
    Other current assets..........................................             2,302            3,618
                                                                           ---------        ---------
         Total current assets.....................................            90,522          118,642
                                                                           ---------        ---------

Investment in real estate, net....................................           185,916          256,645
Furniture and equipment, net......................................            11,275           12,194
Restricted assets.................................................             5,640            5,484
Long-term investments, net........................................            23,725           27,224
Investment in joint venture.......................................            59,682               --
Other assets......................................................            10,712           21,202
                                                                           ---------        ---------
         Total assets.............................................         $ 387,472        $ 441,391
                                                                           =========        =========


              LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
    Margin loans payable..........................................         $  12,374        $  13,012
    Current portion of notes payable and other long-term
      obligations                                                                668              760
    Accounts payable and accrued liabilities......................            34,929           57,722
    Prepetition claims and restructuring accruals.................            12,402           12,611
    Income taxes..................................................            18,736           18,413
    Securities sold, not yet purchased............................            22,826           25,610
                                                                           ---------        ---------
         Total current liabilities................................           101,935          128,128
                                                                            --------          -------

Notes payable.....................................................           153,557          173,814
Other long-term obligations.......................................            15,852           11,210
Redeemable preferred shares.......................................           285,932          258,638

Commitments and Contingencies.....................................                --               --

Shareholders' deficiency:
    Cumulative preferred shares; liquidation preference of
       $69,769; dividends in arrears, $152,166 and $139,412.......               279              279
    Common Shares, $.01 par value; 850,000,000 shares authorized;
       9,577,624 shares outstanding...............................                96               96
    Additional paid-in capital....................................           578,238          604,215
    Accumulated deficit...........................................          (748,266)        (742,427)
    Unearned compensation on stock options........................               (51)            (158)
    Accumulated other comprehensive income........................              (100)           7,596
                                                                           ---------        ---------

         Total shareholders' deficiency...........................          (169,804)        (130,399)
                                                                           ---------        ---------

         Total liabilities and shareholders' deficiency...........         $ 387,472        $ 441,391
                                                                           =========        =========



See accompanying Notes to Condensed Quarterly Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                          Three Months Ended           Six Months Ended
                                                                               June 30,                    June 30,
                                                                       ------------------------    -------------------------
                                                                          1998          1997          1998          1997
                                                                       ----------    ----------    ----------     ----------

Revenues:
     Principal transactions, net................................       $    2,443    $    3,227    $    8,336     $    5,726
     Commissions................................................            7,477         3,431        14,153          6,824
     Corporate finance fees.....................................            1,044         3,515         4,282          4,647
     Gain on sale of investments, net...........................            2,966         3,358         8,562          7,052
     Loss in joint venture......................................             (158)           --          (487)            --
     Real estate leasing........................................            5,945         6,303        13,721         12,585
     Interest and dividends.....................................            2,542         2,582         5,391          4,123
     Computer sales and service.................................               46           357           459          3,680
     Other income...............................................            2,967         4,322         4,695          5,311
                                                                       ----------    ----------    ----------     ----------

         Total revenues.........................................           25,272        27,095        59,112         49,948
                                                                       ----------    ----------    ----------     ----------

Cost and expenses:
     Operating, general and administrative......................           29,257        28,591        59,357         54,537
     Interest...................................................            3,452         4,043         7,612          7,905
     Provision for loss on long-term investment.................               --            --            --          3,796
                                                                       ----------    ----------    ----------     ----------

         Total costs and expenses...............................           32,709        32,634        66,969         66,238
                                                                       ----------    ----------    ----------     ----------

Loss from continuing operations before income taxes
     and minority interests.....................................           (7,437)       (5,539)       (7,857)       (16,290)

Income tax provision............................................               15            45            21             95

Minority interests in loss from continuing operations
     of consolidated subsidiaries...............................              576           555         1,159          1,015
                                                                       ----------    ----------    ----------     ----------

Loss from continuing operations.................................           (6,876)       (5,029)       (6,719)       (15,370)

Discontinued operations:
     Gain on disposal of discontinued operations................              880                         880
                                                                       ----------    ----------    ----------     ----------
                                                                                             --                          --

     Income from discontinued operations........................              880                         880
                                                                       ----------    ----------    ----------     ----------
                                                                                             --                          --

Net loss........................................................           (5,996)       (5,029)       (5,839)       (15,370)

Dividend requirements on preferred shares.......................          (19,758)      (16,750)      (38,590)       (32,730)
                                                                       ----------    ----------    ----------     ----------

Net loss applicable to Common Shares............................       $  (25,754)   $  (21,779)   $  (44,429)    $  (48,100)
                                                                       ==========    ==========    ==========     ==========

Loss per Common Share (basic and diluted):
     Continuing operations......................................       $    (2.78)   $    (2.27)   $    (4.73)    $   (5.02)
     Discontinued operations....................................              .09            --           .09            --
                                                                       ----------    ----------    ----------     ----------
     Net loss per Common Share..................................       $    (2.69)   $    (2.27)   $    (4.64)    $   (5.02)
                                                                       ==========    ==========    ==========     ==========

Number of shares used in computation............................        9,578,000     9,578,000     9,578,000      9,578,000
                                                                        =========     =========     =========      =========



See accompanying Notes to Condensed Quarterly Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' DEFICIENCY
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                                                                 Unearned         Accumulated
                                       Class B                                                 Compensation          Other
                                      Preferred     Common        Paid-In      Accumulated       on Stock        Comprehensive
                                        Shares      Shares        Capital        Deficit          Options           Income
                                      ---------     ------        -------      -----------     ------------      -------------
Balance, December 31, 1997..........      $279         $96      $604,215        $(742,427)       $   (158)           $  7,596

   Net loss.........................                                               (5,839)
   Undeclared dividends and
     accretion on redeemable
     preferred shares...............                             (25,836)
   Unrealized loss on
     investment securities..........                                                                                   (7,696)
   Adjustment to unearned
     compensation on
     stock options..................                                (129)                             129
   Other, net.......................                                 (12)
   Compensation expense
     on stock option grants.........                                                                  (22)
                                          ----         ---      --------        ---------        --------            --------

Balance, June 30, 1998..............      $279         $96      $578,238        $(748,266)       $    (51)           $   (100)
                                          ====         ===      ========        =========        ========            ========





See accompanying Notes to Condensed Quarterly Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               ------------------------------------
                                                                                     1998              1997
                                                                               ------------------------------------

Cash flows from operating activities:
   Net loss................................................................        $   (5,839)        $ (15,370)

   Adjustments to reconcile net loss to net cash used for operating activities:
     Income from discontinued operations...................................              (880)               --
     Loss in joint venture.................................................               487                --
     Depreciation and amortization.........................................             3,884             3,945
     Provision for loss on long-term investment............................                --             3,796
     Stock based compensation expense......................................             1,436             1,601
     Changes in assets and liabilities, net of effects of dispositions and acquisitions:
           Decrease in receivables and other assets........................             5,725            16,659
           Increase in income taxes........................................               430                61
           Decrease in accounts payable and accrued liabilities............           (11,590)          (11,460)
                                                                                   ----------         ---------

Net cash used for continuing operations....................................            (6,347)             (768)
Net cash provided from discontinued operations.............................               880                --
                                                                                   ----------         ---------

Net cash used for operating activities.....................................            (5,467)             (768)
                                                                                   ----------         ---------

Cash flows from investing activities:
     Sale or maturity of investment securities.............................            16,259            24,138
     Purchase of investment securities.....................................            (8,677)          (15,851)
     Sale or liquidation of long-term investments..........................             8,269             2,807
     Purchase of long-term investments.....................................            (1,714)           (8,357)
     Purchase of real estate...............................................           (17,317)              (45)
     Sale of other assets..................................................             1,056             5,561
     Purchase of furniture and fixtures....................................              (100)           (1,142)
     Payment of prepetition claims.........................................              (653)               --
     Return of prepetition claims paid.....................................                --             1,396
     (Increase) decrease in restricted assets..............................            (4,372)            2,697
     Cash transferred to joint venture.....................................              (487)               --
     Other.................................................................              (949)               --
                                                                                                             --
     Payment for acquisitions, net of cash acquired........................                --           (20,014)
                                                                                   ----------         ---------

Net cash used for investing activities.....................................            (8,685)           (8,810)
                                                                                   ----------         ---------

Cash flows from financing activities:
     Decrease in margin loans payable, net.................................              (638)               --
     Proceeds from participating loan......................................             9,000                --
     Sale of subsidiary's common stock.....................................                --             5,417
     Prepayment of notes payable...........................................              (210)          (21,708)
     Repayment of other obligations........................................                --            (9,894)
                                                                                   ----------         ---------

Net cash provided from (used for) financing activities.....................             8,152           (26,185)
                                                                                   ----------         ---------

Net decrease in cash and cash equivalents..................................            (6,000)          (35,763)
Cash and cash equivalents, beginning of period.............................            11,606            57,282
                                                                                   ----------         ---------

Cash and cash equivalents, end of period...................................        $    5,606         $  21,519
                                                                                   ==========         =========





See accompanying Notes to Condensed Quarterly Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONDENSED QUARTERLY CONSOLIDATED
                              FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


1.    Principles of Reporting

      The consolidated financial statements include the accounts of New Valley Corporation and Subsidiaries (the "Company"). The consolidated financial statements as of June 30, 1998 presented herein have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for an entire year.

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

      These financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997 as filed with the Securities and Exchange Commission (Commission File No. 1-2493).

      Certain reclassifications have been made to prior interim period financial information to conform with current year presentation.

      New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The Statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Where applicable, earlier periods have been restated to conform to the standards established by SFAS No. 130. The adoption of SFAS 130 did not have a material impact on the Company's financial statements.

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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONDENSED QUARTERLY CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


      In June, 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

2.    Western Realty

      On January 31, 1997, the Company entered into a stock purchase agreement with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-owned subsidiary of Brooke Group Ltd. ("Brooke"), an affiliate of the Company, pursuant to which the Company acquired 10,483 shares (the "BML Shares") of the common stock of BrookeMil Ltd. ("BML") from Brooke (Overseas) for a purchase price of $55,000, consisting of $21,500 in cash and a $33,500 9% promissory note of the Company (the "Note"). The BML Shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia. The Note, which was collateralized by the BML Shares, was paid during 1997.

      Western Realty Development LLC

      In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty, the Company agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below. Through June 30, 1998, Apollo had funded $27,900 of its investment in Western Realty Ducat.

      The ownership and voting interests in Western Realty Ducat will be held equally by Apollo and the Company. Apollo will be entitled to a preference on distributions of cash from Western Realty Ducat to the extent of its investment ($40,000), together with a 15% annual rate of return, and the Company will then be entitled to a return of $10,000 of BML-related expenses incurred by the Company since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to the Company and 30% to Apollo. Western Realty Ducat will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty Ducat will generally require the unanimous consent of the Board of Managers. Accordingly, the Company has accounted for its non-controlling interest in Western Realty Ducat using the equity method of accounting.

      The Company recorded its basis in the investment in the joint venture in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and the Company's proportionate interest in the underlying value of net assets of the joint venture.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONDENSED QUARTERLY CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



      Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $20,000 participating loan to, and payable out of a 30% profits interest in, a company organized by Brooke (Overseas) which, among other things, owns an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of Brooke (Overseas).


      Western Realty Repin LLC

      In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25,000 participating loan (the "Repin Loan") to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of two adjoining sites totaling
      10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin. BML, which is planning the development of a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 92.8% of one site and 52% of the other site at June 30, 1998. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment ($18,750), together with a 20% annual rate of return, and the Company will then be entitled to a return of its investment ($6,250), together with a 20% annual rate of return; subsequent distributions will be made 50% to the Company and 50% to Apollo. Western Realty Repin will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

      On June 18, 1998, Western Realty Repin made a $9,000 first advance (funded by Apollo) under the Repin Loan to BML, which is classified in other long-term obligations on the condensed consolidated balance sheet at June 30, 1998. The Repin Loan, which bears no fixed interest, is payable only out of 100% of the distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions shall be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the Repin Loan are subordinate to the rights of all other creditors of BML. Apollo funded an additional advance of $5,300 under the Repin Loan on July 2, 1998. BML used the proceeds to repay the Company for certain expenditures on the Kremlin Sites previously incurred. The Repin Loan is due and payable upon the dissolution of BML and is collateralized by a pledge of the Company's shares of BML.

      As of June 30, 1998, BML had invested $14,423 in the Kremlin Sites and held $4,165, in cash, which was restricted for future investment. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6,000 in 1998 and $22,000 in 1999 in the development of the property.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONDENSED QUARTERLY CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



3.    Investment Securities Available For Sale

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of shareholders' deficiency. The Company had realized gains on sales of investment securities available for sale of $946 and $5,534 for the three and six months ended June 30, 1998, respectively.

      The components of investment securities available for sale at June 30, 1998 are as follows:

                                                                      Gross         Gross
                                                                   Unrealized     Unrealized         Fair
                                                         Cost         Gain           Loss            Value
                                                         ----      ----------     ----------         -----
        Short-term investments......................... $    91    $       --       $     --        $    91
        Marketable equity securities...................  30,180           506          5,060         25,626
        Marketable warrants............................      --         6,488             --          6,488
        Marketable debt securities ....................   3,684           500          2,534          1,651
                                                        -------      --------       --------        -------

        Investment securities.......................... $33,955      $  7,494       $  7,594        $33,856
                                                        =======      ========       ========        =======



4.    Long-Term Investments

      At June 30, 1998, long-term investments consisted primarily of investments in limited partnerships of $23,725. The Company is required under certain limited partnership agreements to make additional investments of up to an aggregate of $7,900 at June 30, 1998. The Company believes the fair value of the limited partnerships exceeds its carrying amount by approximately $6,500 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company recognized gains of $2,020 and $3,228 on liquidations of investments of certain limited partnerships for the three and six months ended June 30, 1998, respectively. The Company's investments in limited partnerships are illiquid and the ultimate realizations of these investments are subject to the performance of the underlying partnership and its management by the general partners. The Company may sell or liquidate certain limited partnership interests in the future. Any sale of such interests would be subject to the approval of the general partner.

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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONDENSED QUARTERLY CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


5.    Real Estate

      The Company is currently engaged in negotiations to sell its four office buildings in the third quarter of 1998. At June 30, 1998, the buildings had a carrying value of $106,012 and are encumbered by mortgage notes totaling $99,106. The Company may seek to dispose of other U.S. real estate holdings in the future.

6.    Redeemable Preferred Shares

      At June 30, 1998, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At June 30, 1998 and December 31, 1997, respectively, the carrying value of such shares amounted to $285,932 and $258,638, including undeclared dividends of $189,729 and $163,302 or $177.07 and $152.41 per share. As of June 30,
      1998, the unamortized discount on the Class A Senior Preferred Shares was $7,319.

      For the three and six months ended June 30, 1998, the Company recorded $745 and $1,458 in compensation expense, respectively, related to certain Class A Senior Preferred Shares awarded to an officer of the Company in 1996. At June 30, 1998, the balance of the deferred compensation and the unamortized discount related to these award shares was $3,624 and $2,697, respectively.

7.    Preferred Shares Not Subject to Redemption Requirements

      The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $152,166 and $139,412 at June 30, 1998 and December 31, 1997, respectively. These undeclared dividends represent $54.52 and $49.95 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONDENSED QUARTERLY CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


      the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      Prepetition Claims Under Chapter 11 and Restructuring Accruals

      The prepetition claims remaining as of June 30, 1998 of $12,402 may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

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

Western Realty Ducat. In February 1998, the Company and Apollo Real Estate Investment Fund III, LP ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, the Company agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below. See Note 2 to the Condensed Quarterly Consolidated Financial Statements.

The Kremlin Sites. BML is planning the development of two adjoining sites totaling 10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin. BML, which is planning to develop a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 92.8% of one site and 52% of the other site at June 30, 1998. In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25,000 participating loan to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of the Kremlin Sites (see Note 2 to the Condensed Quarterly Consolidated Financial Statements). As of June 30, 1998, BML had invested $14,423 in the Kremlin Sites and held $4,165, in cash, which was restricted for future investment.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in Thousands, Except Per Share Amounts)


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

In June, 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

The SEC recently issued new rules which will require the Company, commencing with filings which include financial statements for fiscal year 1998, to provide disclosure of quantitative and qualitative information relating to derivative financial instruments, derivative commodity instruments and other financial instruments. These disclosures are intended to provide investors with information relating to market risk exposure, including the Company's objectives, strategies and instruments used to manage exposures. The disclosures are required to be presented outside of, and not incorporated into, the Company's consolidated financial statements. This disclosure requirement will be applicable principally to the Company's Ladenburg broker-dealer subsidiary. The impact of the implementation of this new disclosure requirement is not yet determinable.

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

Results of Operations

Consolidated total revenues were $59,112 for the six months ended June 30, 1998 versus $49,948 for the same period last year. The increase in revenues of $9,164 is attributable primarily to the increase in revenues of Ladenburg as a result of increases in commissions ($7,329), principal transactions ($2,589) and other revenues ($3,484).

For the three months and six months ended June 30, 1998 and 1997, the results of continuing operations of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BML (real estate), and Thinking Machines (computer software), were as follows:

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in Thousands, Except Per Share Amounts)





                                             Three Months Ended June 30,       Six Months Ended June 30,
                                             ---------------------------       -------------------------
                                               1998              1997           1998              1997
                                               ----              ----           ----              ----
Broker-dealer:
    Revenues..........................        $15,833          $13,144         $35,258           $21,856
    Expenses..........................         19,317           14,041          39,966            26,832
                                              -------          -------         -------           -------
    Operating loss before taxes
       and minority interests.........        $(3,484)         $ (897)         $(4,708)          $(4,976)
                                              =======          =======         =======           =======

Real estate:
    Revenues..........................        $ 5,945          $ 6,303         $13,721           $12,585
    Expenses..........................          6,740            8,848          14,536            16,717
                                              -------          -------         -------           -------
    Operating loss before taxes
       and minority interests.........        $  (795)         $(2,545)        $  (815)          $(4,132)
                                              =======          =======         =======           =======

Computer software:
    Revenues..........................        $    46          $   357         $   459           $ 3,680
    Expenses..........................          1,649            3,240           3,311             7,841
                                              -------          -------         -------           -------
    Operating loss before taxes
       and minority interests.........        $(1,603)         $(2,883)        $(2,852)          $(4,161)
                                              =======          =======         =======           =======

Corporate and other:
    Revenues..........................        $ 3,448          $ 7,291         $ 9,674           $11,827
    Expenses..........................          5,003            6,505           9,156            14,848
                                              -------          -------         -------           -------
    Operating loss before taxes
       and minority interests.........        $(1,555)         $   786         $   518           $(3,021)
                                              =======          =======         =======           =======

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Ladenburg's revenues for the second quarter of 1998 increased $2,689 as compared to revenues for the second quarter of 1997 primarily as a result of an increase in commissions ($4,046) offset by decrease in corporate finance fees ($2,471) and principal transactions ($804). Ladenburg's expenses for the second quarter of 1998 increased $5,276 as compared to expenses for the second quarter of 1997 due primarily to increases in compensation expense of $4,589. Compensation expense increased due to both an increase in personnel and performance-based compensation.

Revenues from the real estate operations for the second quarter of 1998 decreased $358 from the second quarter of 1997. The decline was primarily due to the disposal of one shopping center in the fourth quarter of 1997 and the absence of revenues from BML in 1998 ($332 in the second quarter of 1997) due to the sale of Ducat Place I in the second quarter of 1997. Expenses of the real estate operations decreased $2,108 due primarily to the absence of significant expenses from BML ($2,885 in the second quarter of 1997 versus $443 in the 1998 period) resulting from its contribution of Ducat Place II and Ducat Place III to Western Realty. The 1998 BML expenses were primarily associated with the acquisition of the Kremlin Sites.

Thinking Machines has had only minimal revenues from continuing operations to date. Thinking Machines is developing and marketing a data mining software product. Operating expenses of Thinking Machines consisted of cost of revenues, selling, general and administrative and research and development of $198, $655 and $796, respectively, for the second quarter of 1998 as compared to $618, $1,680 and $942, respectively, for the second quarter of 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in Thousands, Except Per Share Amounts)


For the second quarter of 1998, the Company's revenues of $3,448 related to corporate and other activities consisted primarily of net gains on investments of $2,966 and interest and dividend income of $582 as compared to $3,358 and $1,563, respectively, for the same period in the prior year.

Corporate and other expenses of $5,003 for the second quarter of 1998 consisted primarily of employee compensation and benefits of $2,585 and expenses of certain non-significant subsidiaries of $758. Corporate and other expenses for the second quarter of 1997 consisted primarily of employee compensation and benefits of $2,277.

Income tax expense for the second quarter of 1998 was $15 versus $45 for the second quarter of 1997. The income tax expense relates principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

The Company recorded a gain on disposal of discontinued operations of $880 in the 1998 period related to the settlement of a lawsuit originally initiated by the Company's predecessor, Western Union Telegraph Company.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Ladenburg's revenues for the first six months of 1998 increased $13,402 as compared to revenues for the first six months of 1998 primarily due to increases in commissions ($7,329), principal transactions ($2,589) and other revenues ($3,484). Ladenburg's expenses for the first six months of 1998 increased $13,134 as compared to expenses for the first six months of 1997 due primarily to an increase in compensation expense of $8,754. Compensation expense increased due to both an increase in personnel and performance-based compensation.

Revenues from the real estate operations for the first six months of 1998 increased $1,136 primarily due to an increase of $1,052 in revenues associated with BML. Expenses of the real estate operations decreased $2,181 due primarily to lower expenses ($2,246) of BML resulting from its contribution of Ducat Place II and Ducat Place III to Western Realty Ducat.

Operating expenses of Thinking Machines consisted of costs of sales of $383, selling, general and administrative expenses of $1,316 and research and development expenses of $1,612 for the six months ended June 30, 1998. Operating expenses of Thinking Machines in the 1997 period consisted of costs of sales of $702, selling, general and administrative expenses of $5,278 and research and development expenses of $1,861.

For the first six months of 1998, the Company's revenues of $9,674 related to corporate and other activities consisted primarily of net gains on investments of $8,562 and interest and dividend income of $1,177, partially offset by a loss in joint venture of $487. For the first six months of 1997, the Company's revenues of $11,827 related to corporate and other activities consisted primarily of net gains on investments of $7,052 and interest and dividend income of $2,316.

Corporate and other expenses of $9,156 for the first six months of 1998 consisted primarily of employee compensation and benefits of $4,051 and expenses of certain non-significant subsidiaries of $2,031. Corporate and other expenses of $14,848 for the first six months of 1997 consisted primarily of employee compensation and benefits of $5,014, the $3,796 provision for loss on a long-term investment and expenses related to certain non-significant subsidiaries of $1,208.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in Thousands, Except Per Share Amounts)


Income tax expense for the first six months of 1998 was $21 versus $95 for the first six months of 1997. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

The Company recorded a gain on disposal of discontinued operations of $880 in the 1998 period related to the settlement of a lawsuit originally began by the Company's predecessor, Western Union Telegraph Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital deficit increased to $11,413 at June 30, 1998 from $9,486 at December 31, 1997 primarily as a result of changes in the Company's unrealized loss on marketable securities and the net sale of $7,582 of marketable securities. The amount was offset by the net liquidation of long term investments of $6,555 and the contribution of Ducat Place II and Ducat Place III (and the liabilities associated therewith) to Western Realty Ducat.

The Company is required under certain limited partnership agreements to make additional investments for an aggregate of $7,900 at June 30, 1998. The Company may sell or liquidate certain limited partnership interests in the future. Any sale of such interests would be subject to the approval of the general partner.

During the first half of 1998, the Company's cash and cash equivalents decreased from $11,606 to $5,606 due primarily to capital expenditures of $17,317 and increases in restricted assets of $4,372, offset by net sales of investments of $14,137.

The capital expenditures related principally to the development of the Kremlin Sites ($14,423 at June 30, 1998). BML also held $4,165, in restricted cash, at June 30, 1998, which is restricted for future investment in the Kremlin Sites. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6,000 in 1998 and $22,000 in 1999 in the development of the property.

In June 1998, the Company and Apollo organized Western Realty Repin to make a $25,000 participating loan to BML (the "Repin Loan"). The proceeds from the Repin Loan will be used by BML for the acquisition and preliminary development of the Kremlin Sites. On June 18, 1998, Western Realty Repin made a $9,000 first advance (funded by Apollo) under the Repin Loan to BML. The Repin Loan, which bears no fixed interest, is payable only out of 100% of distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions will be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BML. Apollo funded an additional advance of $5,300 under the Repin Loan on July 2, 1998. BML used the proceeds to repay the Company for certain expenditures on the Kremlin Sites previously incurred. The Company is actively pursuing various financing alternatives for the development of Ducat Place III and the Kremlin Sites, although no assurance can be given that such financing can be obtained on satisfactory terms.

The Company is currently engaged in negotiations to sell its four office buildings in the third quarter. At June 30, 1998, the buildings have a carrying value of $106,012 and are encumbered by mortgage notes totaling $99,106. The Company may seek to dispose of other U.S. real estate holdings in the future.

Cash used for operating activities for the six months ended June 30, 1998 increased to $5,467 as compared to $768 from the prior year. The difference is primarily due to the increase of Ladenburg's receivable from clearing broker of $404 in 1998 versus a $9,707 decrease in the 1997 period and a

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in Thousands, Except Per Share Amounts)


$7,287 decrease in Ladenburg's net trading securities owned for the 1998 period versus an $12,524 decrease for the 1997 period. These amounts were offset by an decrease in net loss of $9,531 and the non-cash charge to operations of $3,796 in the 1997 period relating to the write down of a long-term investment.

Cash flows used for investing activities for the six months ended June 30, 1998 were $8,685 compared to cash flows used for investing activities of $8,810 for the six months ended June 30, 1997. The difference is primarily attributable to the $20,014 used to acquire the BML stock in the 1997 period offset primarily due to capital expenditures of $17,317, increases in restricted assets of $4,372, and greater net sales of investments in the 1998 period.

Cash flows provided from financing activities increased to $8,152 for the six months ended June 30, 1998 from cash flows used for financing activities of $26,185 in the 1998 period and for the six months ended June 30, 1997. The difference consisted of the initial funding of the Repin Loan in the 1998 period and the payment of $21,708 of notes payable and $9,894 of other obligations in the 1997 period.

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

Each of the Company's operating businesses, Ladenburg, New Valley Realty, BML and Thinking Machines and its interests in Western Realty Ducat and Western Realty Repin ("Western Realty") are subject to intense competition, changes in consumer preferences, and local economic conditions. Ladenburg is further subject to uncertainties endemic to the securities industry including, without limitation, the volatility of domestic and international financial, bond and stock markets, governmental regulation and litigation. The operations of BML and Western Realty in Russia are also subject to a high level of risk in light of Russia's substantial political transformation from a centrally controlled economy under communist rule to the early stages of a pluralist market-oriented democracy. In connection therewith, Russia has experienced dramatic political, social and economic reform although there is no assurance that further reforms necessary to complete such transformation will occur. The Russian economy remains characterized by, among others, significant inflation, declining industrial productions, rising unemployment and underemployment, and an unstable currency. In addition to the foregoing, BML and Western Realty may be affected unfavorably by political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, a relatively untested judicial system, a still evolving taxation system subject to constant changes which may be retroactive in effect, and other developments in the law or regulations in Russia and, in particular, the risks of expropriation, nationalization and confiscation of assets and changes in legislation relating to foreign ownership. In addition, the system of commercial laws, including the laws governing registration of interests in real

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in Thousands, Except Per Share Amounts)


estate and the establishment and enforcement of security interests, is not well developed and, in certain circumstances, inconsistent and adds to the risk of investment in the real estate development business in Russia. In addition, the uncertainties in Russia may effect BML's and Western Realty's ability to consummate planned financing and investing activities. Western Realty and the Company are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology. Uncertainties affecting the Company generally include, without limitation, the effect of market conditions on the salability of the Company's investment securities, the uncertainty of other potential acquisitions and investments by the Company, the effects of governmental regulation on the Company's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which the Company may become involved.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 8 to the "Notes to the Condensed Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 3.  Defaults Upon Senior Securities

         See Notes 6 and 7 to the "Notes to the Condensed Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

10.1 Amended and Restated Limited Liability Company Agreement (Second Restatement), dated as of February 20, 1998, by and among Western Realty Development LLC, Apollo Real Estate Fund III, L.P., New Valley Corporation and BrookeMil Ltd.

10.2 Participating Loan Agreement, dated as of April 28, 1998, by and between Western Realty Development LLC, Western Tobacco Investments LLC and Brooke (Overseas) Ltd.

10.3 Limited Liability Company Agreement, dated as of June 18, 1998, by and among Western Realty Repin LLC, Apollo Real Estate Fund III, L.P., and New Valley Corporation.

10.4 Participating Loan Agreement, dated as of June 18, 1998, by and between Western Realty Repin LLC and BrookeMil Ltd.

27              Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

             None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            NEW VALLEY CORPORATION
                                            (Registrant)



Date:    August 14, 1998                    By: /s/ J. Bryant Kirkland III
                                                -------------------------------
                                                J. Bryant Kirkland III
                                                Vice President, Treasurer
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Chief Accounting Officer)