Form 10-Q
period 1998-09-30
NEW VALLEY CORP
filed 1998-11-16
CIK 106374

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ] NO [   ]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT. YES [ X ] NO [   ]

     AS OF NOVEMBER 13, 1998, THERE WERE OUTSTANDING 9,577,624 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.


===============================================================================

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                            PAGE
                                                                                            ----
     Item 1.        Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets as of September 30,
                        1998 and December 31, 1997....................................         3

                    Condensed Consolidated Statements of Operations for the
                        three months and nine months ended September 30, 1998
                        and 1997......................................................         4

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Deficiency for the nine months
                        ended September 30, 1998......................................         5

                    Condensed Consolidated Statements of Cash Flows for the
                        nine months ended September 30, 1998 and 1997.................         6

                    Notes to the Condensed Quarterly Consolidated Financial
                        Statements....................................................         7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................        13


PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................        20

     Item 3.        Defaults Upon Senior Securities...................................        20

     Item 6.        Exhibits and Reports on Form 8-K..................................        20

SIGNATURE.............................................................................        21

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        September 30,    December 31,
                                                                            1998            1997
                                                                         ----------      ----------
                                ASSETS

Current assets:
    Cash and cash equivalents ......................................     $   25,463      $   11,606
    Investment securities available for sale .......................         26,420          51,993
    Trading securities owned .......................................         15,703          49,988
    Restricted assets ..............................................          1,843             232
    Receivable from clearing brokers ...............................          1,854           1,205
    Other current assets ...........................................          2,581           3,618
                                                                         ----------      ----------
         Total current assets ......................................         73,864         118,642
                                                                         ----------      ----------

Investment in real estate, net .....................................         80,479         256,645
Furniture and equipment, net .......................................         10,845          12,194
Restricted assets ..................................................          5,767           5,484
Long-term investments, net .........................................          9,689          27,224
Investment in joint venture ........................................         63,713              --
Other assets .......................................................          6,524          21,202
                                                                         ----------      ----------
         Total assets ..............................................     $  250,881      $  441,391
                                                                         ==========      ==========


               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Margin loan payable ............................................     $    1,470      $   13,012
    Current portion of notes payable and other long-term obligations             --             760
    Accounts payable and accrued liabilities .......................         31,466          57,722
    Prepetition claims and restructuring accruals ..................         12,379          12,611
    Income taxes ...................................................         18,715          18,413
    Securities sold, not yet purchased .............................          3,208          25,610
                                                                         ----------      ----------
         Total current liabilities .................................         67,238         128,128
                                                                         ----------      ----------

Notes payable ......................................................         55,083         173,814
Other long-term obligations ........................................         20,571          11,210
Redeemable preferred shares ........................................        300,711         258,638

Commitments and Contingencies ......................................             --              --

Stockholders' deficiency:
    Cumulative preferred shares; liquidation preference of $69,769;
       dividends in arrears, $158,908 and $139,412 .................            279             279
    Common Shares, $.01 par value; 850,000,000 shares authorized;
       9,577,624 shares outstanding ................................             96              96
    Additional paid-in capital .....................................        564,234         604,215
    Accumulated deficit ............................................       (750,145)       (742,427)
    Unearned compensation on stock options .........................            (15)           (158)
    Accumulated other comprehensive income .........................         (7,171)          7,596
                                                                         ----------      ----------

         Total stockholders' deficiency ............................       (192,722)       (130,399)
                                                                         ----------      ----------

         Total liabilities and stockholders' deficiency ............     $  250,881      $  441,391
                                                                         ==========      ==========

See accompanying Notes to Quarterly Condensed Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                 ----------------------------      ----------------------------
                                                                    1998             1997             1998             1997
                                                                 -----------      -----------      -----------      -----------
Revenues:
     Principal transactions, net ...........................     $      (860)     $     6,131      $     7,476      $    11,857
     Commissions ...........................................           6,510            4,235           20,663           11,059
     Corporate finance fees ................................             259            3,555            4,541            8,202
     Gain on sale of investments, net ......................           1,815            1,466           10,377            8,518
     Loss in joint venture .................................          (1,746)              --           (2,233)              --
     Real estate leasing ...................................           4,767            7,079           18,488           19,664
     Gain on sale of real estate ...........................           4,682               --            4,682               --
     Interest and dividends ................................           2,033            2,554            7,424            6,677
     Computer sales and service ............................              40               70              499            3,750
     Other income ..........................................           1,940            1,614            6,635            6,925
                                                                 -----------      -----------      -----------      -----------

         Total revenues ....................................          19,440           26,704           78,552           76,652
                                                                 -----------      -----------      -----------      -----------

Cost and expenses:
     Operating, general and administrative .................          25,109           29,553           84,466           84,090
     Interest ..............................................           3,555            4,229           11,167           12,134
     Provision for loss on long-term investment ............              --               --               --            3,796
                                                                 -----------      -----------      -----------      -----------

         Total costs and expenses ..........................          28,664           33,782           95,633          100,020
                                                                 -----------      -----------      -----------      -----------

Loss from continuing operations before income taxes
     and minority interests ................................          (9,224)          (7,078)         (17,081)         (23,368)

Income tax provision .......................................              10               24               31              119

Minority interests in loss from continuing operations
     of consolidated subsidiaries ..........................             495              528            1,654            1,543
                                                                 -----------      -----------      -----------      -----------

Loss from continuing operations ............................          (8,739)          (6,574)         (15,458)         (21,944)

Discontinued operations:
     Gain on disposal of discontinued operations ...........           6,860               --            7,740               --
                                                                 -----------      -----------      -----------      -----------

     Income from discontinued operations ...................           6,860               --            7,740               --
                                                                 -----------      -----------      -----------      -----------

Net loss ...................................................          (1,879)          (6,574)          (7,718)         (21,944)

Dividend requirements on preferred shares ..................         (20,743)         (17,567)         (59,333)         (50,297)
                                                                 -----------      -----------      -----------      -----------

Net loss applicable to Common Shares .......................     $   (22,622)     $   (24,141)     $   (67,051)     $   (72,241)
                                                                 ===========      ===========      ===========      ===========

Loss per Common Share (basic and diluted):
     Continuing operations .................................     $     (3.08)     $     (2.52)     $     (7.81)     $     (7.54)
     Discontinued operations ...............................            0.72               --              .81               --
                                                                 -----------      -----------      -----------      -----------
     Net loss per Common Share .............................     $     (2.36)     $     (2.52)     $     (7.00)     $     (7.54)
                                                                 ===========      ===========      ===========      ===========

Number of shares used in computation .......................       9,577,624        9,577,624        9,577,624        9,577,624
                                                                 ===========      ===========      ===========      ===========

See accompanying Notes to Quarterly Condensed Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                          IN SHAREHOLDERS' DEFICIENCY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                    Unearned
                                           Class B                                                Compensation
                                          Preferred       Common        Paid-In      Accumulated     on Stock      Unrealized
                                            Shares        Shares        Capital        Deficit        Options         Gain
                                          ---------      ---------     ---------      ---------      ---------      ---------
Balance, December 31, 1997 ..........     $     279      $      96     $ 604,215      $(742,427)     $    (158)     $   7,596
   Net loss .........................                                                    (7,718)
   Undeclared dividends and accretion
     on redeemable preferred shares .                                    (39,838)
   Unrealized gain on investment
     securities .....................                                                                                 (14,767)
   Adjustment to unearned
     compensation on stock options ..            --             --          (143)            --            143             --
                                          ---------      ---------     ---------      ---------      ---------      ---------

Balance, September 30, 1998 .........     $     279      $      96     $ 564,234      $(750,145)     $     (15)     $  (7,171)
                                          =========      =========     =========      =========      =========      =========

See accompanying Notes to Quarterly Condensed Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                         -------------------------
                                                                                            1998           1997
                                                                                         ----------     ----------
Cash flows from operating activities:
   Net loss ....................................................................         $   (7,718)    $  (21,944)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Income from discontinued operations .......................................             (7,740)            --
     Loss in joint venture .....................................................              2,233             --
     Depreciation and amortization .............................................              5,472          6,635
     Provision for loss on long-term investment ................................                 --          3,796
     Gain on sales of real estate and liquidation of long-term investments .....             (9,452)            --
     Stock based compensation expense ..........................................              2,215          2,213
     Changes in assets and liabilities, net of effects from
        acquisitions and dispositions:
        Decrease (increase) in receivables and other assets ....................             39,804         (6,881)
        Increase in income taxes payable .......................................                409             86
        (Decrease) increase in accounts payable and accrued liabilities ........            (35,831)         5,951
                                                                                         ----------     ----------

Net cash used for continuing operations ........................................            (10,608)       (10,144)
Net cash provided from discontinued operations .................................              7,740             --
                                                                                         ----------     ----------

Net cash used for operating activities .........................................             (2,868)       (10,144)
                                                                                         ----------     ----------

Cash flows from investing activities:
     Sale or maturity of investment securities .................................             21,286         37,697
     Purchase of investment securities .........................................            (13,352)       (20,999)
     Sale or liquidation of long-term investments ..............................             25,895          2,807
     Purchase of long-term investments .........................................             (8,590)       (11,404)
     Sale of real estate, net of closing costs .................................            111,292             --
     Purchase of real estate ...................................................            (18,387)        (6,208)
     Sale of other assets ......................................................                226          5,561
     Payment of prepetition claims .............................................               (676)        (1,199)
     Return of prepetition claims paid .........................................                 --          1,396
     Decrease in restricted assets .............................................             (1,894)         2,251
     Cash transferred to joint venture .........................................               (487)            --
     Other .....................................................................             (1,411)            --
     Payment for acquisitions, net of cash acquired ............................                 --        (20,014)
                                                                                         ----------     ----------

Net cash provided from (used for) investing activities .........................            113,902        (10,112)
                                                                                         ----------     ----------

Cash flows from financing activities:
     Increase in margin loan payable, net ......................................            (11,541)            --
     Sale of subsidiary's common stock .........................................                 --          5,417
     Proceeds from participating loan ..........................................             14,300             --
     Proceeds from notes payable ...............................................                 --         19,993
     Repayment of notes payable to related party ...............................                 --        (21,500)
     Repayment of notes payable ................................................            (99,373)       (20,703)
     Repayment of other obligations ............................................               (563)        (3,526)
                                                                                         ----------     ----------

Net cash used for financing activities .........................................            (97,177)       (20,319)
                                                                                         ----------     ----------

Net increase (decrease) in cash and cash equivalents ...........................             13,857        (40,575)
Cash and cash equivalents, beginning of period .................................             11,606         57,282
                                                                                         ----------     ----------

Cash and cash equivalents, end of period .......................................         $   25,463     $   16,707
                                                                                         ==========     ==========

See accompanying Notes to Quarterly Condensed Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONDENSED QUARTERLY CONSOLIDATED
                              FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1.     PRINCIPLES OF REPORTING

       The consolidated financial statements include the accounts of New Valley Corporation and Subsidiaries (the "Company"). The consolidated financial statements as of September 30, 1998 presented herein have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for an entire year.

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

       WESTERN REALTY DEVELOPMENT LLC

       In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, the Company agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below. Through September 30, 1998, Apollo had funded $30,550 of its investment in Western Realty Ducat.

       The ownership and voting interests in Western Realty Ducat will be held equally by Apollo and the Company. Apollo will be entitled to a preference on distributions of cash from Western Realty Ducat to the extent of its investment ($40,000), together with a 15% annual rate of return, and the Company will then be entitled to a return of $16,300 of BML-related expenses incurred and cash invested by the Company since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to the Company and 30% to Apollo. Western Realty Ducat will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty Ducat will generally require the unanimous consent of the Board of Managers. Accordingly, the Company has accounted for its non-controlling interest in Western Realty Ducat using the equity method of accounting.

       The Company recorded its basis in the investment in the joint venture in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and the Company's proportionate interest in the underlying value of net assets of the joint venture.

       Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $26,300 participating loan to, and payable out of a 30% profits interest in, a company organized by Brooke (Overseas) which, among other things, owns an industrial site and manufacturing facility being constructed on the outskirts of Moscow by a subsidiary of Brooke (Overseas).

       WESTERN REALTY REPIN LLC

       In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25,000 participating loan (the "Repin Loan") to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin. BML, which is planning the development of a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 94.6% of one site and 52% of the other site at September 30, 1998. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment ($18,750), together with a 20% annual rate of return, and the Company will then be entitled to a return of its investment ($6,250), together with a 20% annual rate of return; subsequent distributions will be made 50% to the Company and 50% to Apollo. Western Realty Repin will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

       Through September 30, 1998, Western Realty Repin has advanced $19,067
       (of which $14,300 was funded by Apollo) under the Repin Loan to BML, which is classified in other long-term obligations on the condensed consolidated balance sheet at September 30, 1998. The Repin Loan, which bears no fixed interest, is payable only out of 100% of the distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions shall be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the Repin Loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds of the Repin Loan to repay the Company for certain expenditures on the Kremlin Sites previously incurred. The Repin Loan is due and payable upon the dissolution of BML and is collateralized by a pledge of the Company's shares of BML.

       As of September 30, 1998, BML had invested $15,171 in the Kremlin Sites and held $809, in cash, which was restricted for future investment. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6,000 in 1998 and $22,000 in 1999 in the development of the property.

       The development of Ducat Place III and the Kremlin Sites will require significant amounts of debt and other financing. The Company is actively pursuing various financing alternatives on behalf of Western Realty Ducat and BML. However, in light of the recent economic turmoil in Russia, no assurance can be given that such financing will be available on acceptable terms. Failure to obtain sufficient capital for the projects would force Western Realty Ducat and BML to curtail or delay the planned development of Ducat Place III and the Kremlin Sites.

3.     INVESTMENT SECURITIES AVAILABLE FOR SALE

       Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of stockholders' deficiency. The Company had realized gains on sales of investment securities available for sale of $191 and $5,725 for the three and nine months ended September 30, 1998, respectively.

       The components of investment securities available for sale at September 30, 1998 are as follows:

                                                              GROSS          GROSS
                                                           UNREALIZED     UNREALIZED       FAIR
                                               COST           GAIN           LOSS          VALUE
                                            ----------     ----------     ----------     ----------
       Short-term investments .....         $       10     $       --     $       --     $       10
       Marketable equity securities             30,396            364          6,181         24,579
       Marketable .................                 --          1,831             --          1,831
       warrants
       Marketable debt securities .              3,185             --          3,185             --
                                            ----------     ----------     ----------     ----------

       Investment securities ......         $   33,591     $    2,195     $    9,366     $   26,420
                                            ==========     ==========     ==========     ==========

4.     LONG-TERM INVESTMENTS

       At September 30, 1998, long-term investments consisted primarily of investments in limited partnerships of $9,689. The Company believes the fair value of the limited partnerships exceeds its carrying amount by approximately $2,500 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company recognized gains of $1,624 and $4,652 on liquidations of investments of certain limited partnerships for the three and nine months ended September 30, 1998, respectively. The Company's investments in limited partnerships are illiquid and the ultimate realizations of these investments are subject to the performance of the underlying partnership and its management by the general partners. The Company sold an interest in a limited partnership in September, 1998 and may sell or liquidate certain other limited partnership interests in the future. Any sale of such interests would be subject to the approval of the general partner.

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

5.     REAL ESTATE

       On September 28, 1998, the Company completed a sale to institutional investors of four commercial office buildings (the "Office Buildings") located in Troy, Michigan and Bernards Township, New Jersey for an aggregate purchase price of $112.4 million before closing adjustments and expenses. The Company received approximately $13.0 million in cash from the transaction before closing adjustments and expenses. The Office Buildings were subject to approximately $99.0 million of mortgage financing which was retired at closing. The Company recorded a gain of $4,682 associated with the sale of the Office Buildings. The Company may seek to dispose of other U.S. real estate holdings in the future.

6.     INCOME FROM DISCONTINUED OPERATIONS

       The Company recorded a gain on disposal of discontinued operations of $6,860 and $7,740 for the three and nine months ended September 30, 1998 related to the settlement of a lawsuit originally initiated by the Company's predecessor, Western Union Telegraph Company.

7.     REDEEMABLE PREFERRED SHARES

       At September 30, 1998, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At September 30, 1998 and December 31, 1997, respectively, the carrying value of such shares amounted to $300,711 and $258,638, including undeclared dividends of $204,050 and $163,302 or $190.44 and $152.41 per share. As of September 30, 1998, the unamortized discount on the Class A Senior Preferred Shares was $7,090.

       For the three and nine months ended September 30, 1998, the Company recorded $757 and $2,215 in compensation expense, respectively, related to certain Class A Senior Preferred Shares awarded to an officer of the Company in 1996. At September 30, 1998, the balance of the deferred compensation and the unamortized discount related to these award shares was $3,396 and $2,628, respectively.

8.     PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

       The undeclared dividends cumulatively amounted to $158,908 and $139,412 at September 30, 1998 and December 31, 1997, respectively. These undeclared dividends represent $56.94 and $49.95 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

9.     CONTINGENCIES

       LITIGATION

       On or about March 13, 1997, a shareholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke in the Delaware Chancery Court, by a shareholder of the Company. The suit alleges that the Company's purchase of the BML Shares constituted a self dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. The Company's time to respond to the complaint has not yet expired. The Company believes that the allegations were without merit. Although there can be no assurances, management is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

       PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

       The prepetition claims remaining as of September 30, 1998 of $12,379 may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the Bankruptcy Court.

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

THE KREMLIN SITES. BML is planning the development of two adjoining sites totaling 10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin. BML, which is planning to develop a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 94.6% of one site and 52% of the other site at September 30, 1998. In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25,000 participating loan to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of the Kremlin Sites, including the repayment to the Company for certain expenditures on the Kremlin Sites previously incurred (see Note 2 to the Condensed Quarterly Consolidated Financial Statements). As of September 30, 1998, BML had invested $15,171 in the Kremlin Sites and held $809, in cash, which was restricted for future investment.

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

YEAR 2000 COSTS. The "Year 2000 issue" is the result of computer programs that were written using two digits rather than four digits to define the applicable year. If the Company's or its subsidiaries' computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruption to operations, including, among other things, an inability to process transactions or engage in similar normal business activities.

CORPORATE AND BML - Both the Company and BML use personal computers for all transactions. All such computers and related systems and software are less than three years old and are Year 2000 compliant. As a result, the Company believes the Company and BML are Year 2000 compliant.

THINKING MACHINES - Thinking Machines' payroll processing system is not Year 2000 compliant. Thinking Machines has identified replacements for its payroll system and anticipates being Year 2000 compliant by mid-1999. Thinking Machines' converted its accounting system to a Year-2000 compliant system in 1998. Thinking Machines anticipates the costs of these systems will not exceed $50.

LADENBURG - Ladenburg has recently completed a plan to address Year 2000 compliance. Ladenburg's plan addresses external interfaces with third party computer systems necessary in the broker-dealer industry. It also addresses internal operations software necessary to continue operations on a daily basis. Ladenburg anticipates that its Year 2000 plan will be complete by March 1999 and will cost approximately $350. The cost is inclusive of hardware and software upgrades and replacements as well as consulting and internal soft-dollar personnel costs. Ladenburg anticipates that the remaining costs will be incurred between October 1998 and March 1999.

EXTERNAL SERVICE PROVIDERS - The modifications for Year 2000 compliance by the Company and its subsidiaries are proceeding according to plan and are expected to be completed by 1999. However, the failure of the Company's service providers to resolve their own processing issues in a timely manner could result in a material financial risk. The most significant outside service provider is Ladenburg's clearing agent. Ladenburg has been informed by its clearing agent that it has initiated an extensive effort to ensure it is Year 2000 compliant. Ladenburg has been informed by its clearing agent that it completed the remediation process in July 1998 and anticipates completion of internal testing of its Year 2000 compliant software in December 1998. The clearing agent has informed Ladenburg that it will conduct system-wide testing of its Year 2000 software throughout 1999.

Although the Company and its subsidiaries are in the process of confirming that its service providers are adequately addressing Year 2000 issues, there can be no complete assurance of success, or that interaction with other service providers will not impair the Company's or its subsidiaries' services.

RESULTS OF OPERATIONS

Consolidated total revenues were $78,552 for the nine months ended September 30, 1998 versus $76,652 for the same period last year. The increase in revenues of $1,900 is attributable primarily to the gain on the sale of the Office Buildings and the increase in revenues of Ladenburg as a result of higher commissions offset by lower principal transactions and corporate finance fees.

For the three months and nine months ended September 30, 1998 and 1997, the results of continuing operations of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BML (real estate), and Thinking Machines (computer software), were as follows:

                                              Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                            -------------------------     -------------------------
                                               1998           1997           1998           1997
                                            ----------     ----------     ----------     ----------
Broker-dealer:
    Revenues ...........................    $    9,454     $   16,900     $   44,712     $   38,756
    Expenses ...........................        15,090         17,926         55,056         44,758
                                            ----------     ----------     ----------     ----------
    Operating loss before taxes
       and minority interests ..........    $   (5,636)    $   (1,026)    $  (10,344)    $   (6,002)
                                            ==========     ==========     ==========     ==========

Real estate:
    Revenues ...........................    $    9,448     $    7,079     $   23,169     $   19,664
    Expenses ...........................         7,639          8,933         22,175         25,650
                                            ----------     ----------     ----------     ----------
    Operating income (loss) before
       taxes and minority interests ....    $    1,809     $   (1,854)    $      994     $   (5,986)
                                            ==========     ==========     ==========     ==========

Computer software:
    Revenues ...........................    $       40     $      326     $      499     $    3,750
    Expenses ...........................         1,770          1,933          5,081          9,774
                                            ----------     ----------     ----------     ----------
    Operating loss before taxes
       and minority interests ..........    $   (1,730)    $   (1,607)    $   (4,582)    $   (6,024)
                                            ==========     ==========     ==========     ==========

Corporate and other:
    Revenues ...........................    $      498     $    2,399     $   10,172     $   14,482
    Expenses ...........................         4,165          4,990         13,321         19,838
                                            ----------     ----------     ----------     ----------
    Operating loss before taxes
       and minority interests ..........    $   (3,667)    $   (2,591)    $   (3,149)    $   (5,356)
                                            ==========     ==========     ==========     ==========

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Ladenburg's revenues for the third quarter of 1998 decreased $7,446 as compared to revenues for the third quarter of 1997 due to lower principal transactions of $7,180 and corporate finance fees of $3,296. Ladenburg's expenses for the third quarter of 1998 decreased $2,836 as compared to expenses for the third quarter of 1998 due primarily to a decrease in performance-based compensation expense associated with lower revenues.

Revenues from the real estate operations for the third quarter of 1998 increased $2,369 primarily due to the gain on the sale of the Office Buildings offset by the effect of the sale of one shopping center in the fourth quarter of 1997. Expenses of the real estate operations decreased $1,294 due primarily to the absence of significant expenses associated with Ducat Place II and Ducat Place III from BML ($2,686 for the third quarter of 1997) resulting from the contribution of the properties to Western Realty. In the third quarter of 1998, BML incurred expenses of $2,371, which were related to the acquisition of the Kremlin Sites. A foreign currency loss of $2,256, which resulted from the devaluation of rubles held in an escrow account, was included in BML's expenses for the third quarter of 1998. The currency loss will be offset by lower future expenditures in the development of the Kremlin Sites.

To date, Thinking Machines has had only minimal revenues from the sale or leasing of such software and services. Thinking Machines is developing and marketing a data mining software product. Operating expenses of Thinking Machines consisted of costs of sales, selling, general and administrative and research and development of $201, $666 and $903, respectively, for the third quarter of 1998 as compared to $0, $885 and $1,048, respectively, for the third quarter of 1997.

For the third quarter of 1998, the Company's revenues of $498 related to corporate and other activities consisted primarily of net gains on investments of $1,815 and interest and dividend income of $455 offset by $1,746 of loss in joint venture. This compares to gains on investments of $1,466 and interest and dividend income of $808 for the same period in the prior year.

Corporate and other expenses of $4,165 for the third quarter of 1998 consisted primarily of employee compensation and benefits of $2,019 and expenses of certain non-significant subsidiaries of $552. Corporate and other expenses of $4,990 for the third quarter of 1997 consisted primarily of employee compensation and benefits of $2,157 and expenses of certain non-significant subsidiaries of $963.

Income tax expense for the third quarter of 1998 was $10 versus $24 for the third quarter of 1997. The income tax expense relates principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

The Company recorded a gain on disposal of discontinued operations of $6,860 in the 1998 period related to the settlement of a lawsuit originally initiated by the Company's predecessor, Western Union Telegraph Company. See Note 6 to the Condensed Quarterly Consolidated Financial Statements

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

Ladenburg's revenues for the first nine months of 1998 increased $5,956 as compared to revenues for the first nine months of 1997 primarily due to increased commissions of $9,604 offset by decreases in principal transactions of $4,791 and corporate finance fees of $3,661. Ladenburg's expenses for the first nine months of 1998 increased $10,298 as compared to expenses for the first nine months of 1997 due primarily to an increase in performance-based compensation expense associated with higher commissions and an increase in personnel.

Revenues from the real estate operations for the first nine months of 1997 increased $3,505 primarily due to the gain on the sale of Office Buildings of $4,682, which was offset by the effect of the sale of a shopping center in the fourth quarter of 1997 and lower revenues associated with BML. Expenses of the real estate operations decreased $3,475 due primarily to lower expenses ($2,558) of BML resulting from its contribution of Ducat Place II and Ducat Place III to Western Realty Ducat. A foreign currency loss of $2,256, which resulted from the devaluation of rubles held in an escrow accounts, is included in BML's expenses during the 1998 period. The above-referenced currency loss will be offset by lower future expenditures in the development of the Kremlin Site.

Operating expenses of Thinking Machines consisted of costs of sales, selling, general and administrative expenses and research and development expenses of $585, $2,516 and $1,980 for the nine months ended September 30, 1998 compared to $702, $6,164 and $2,908 for the nine months ended September 30, 1997. The reduction in Thinking Machines' revenues and operating expenses during the 1998 period reflects the sale of its parallel processing service business in April 1997.

For the first nine months of 1998, the Company's revenues of $10,172 related to corporate and other activities consisted primarily of net gains on investments of $10,377 and interest and dividend income of $1,632 offset by $2,233 of loss in a joint venture. For the 1997 period, the Company's revenues of $14,482 related to corporate and other activities consisted primarily of net gains on investments of $8,518 and interest and dividend income of $3,124.

Corporate and other expenses of $13,321 for the first nine months of 1998 consisted primarily of employee compensation and benefits of $6,070 and expenses of non-significant subsidiaries of $2,583. Corporate and other expenses of $19,838 for the first nine months of 1997 consisted primarily of employee compensation and benefits of $7,171, expenses of non-significant subsidiaries of $2,171 and a $3,796 provision for loss on a long-term investment.

Income tax expense for the first nine months of 1998 was $31 versus $119 for the first nine months of 1997. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

The Company recorded a gain on disposal of discontinued operations of $7,740 in the 1998 period related to the settlement of a lawsuit originally initiated by the Company's predecessor, Western Union Telegraph Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $6,626 at September 30, 1998 from a working capital deficit at $9,486 at December 31, 1997 primarily as a result of the sale of the Office Buildings, the liquidations of various long-term investments and the contribution of Ducat Place II and Ducat Place III (and the liabilities associated therewith) to Western Realty Ducat. The amount was offset by changes in the Company's unrealized loss on marketable securities.

During the first nine months of 1998, the Company's cash and cash equivalents increased from $11,606 to $25,463 due primarily to the sale of the Office Buildings and liquidations of long-term investments offset by capital expenditures of $18,387 and net sales of investments of $7,934.

The capital expenditures for the nine months ended September 30, 1998 related principally to the development of the Kremlin Sites ($15,171 at September 30, 1998). BML also held $809, in restricted cash, at September 30, 1998, which is restricted for future investment in the Kremlin Sites. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6,000 in 1998 and $22,000 in 1999 in the development of the property.

In June 1998, the Company and Apollo organized Western Realty Repin to make a $25,000 participating loan to BML (the "Repin Loan"). The proceeds from the Repin Loan will be used by BML for the acquisition and preliminary development of the Kremlin Sites. Through September 30, 1998, Western Realty Repin has advanced $14,300 (funded by Apollo) to BML. The Repin Loan, which bears no fixed interest, is payable only out of 100% of distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions will be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BML. BML used the proceeds of the Repin Loan to repay the Company for certain expenditures on the Kremlin Sites previously incurred.

The development of Ducat Place III and the Kremlin Sites will require significant amounts of debt and other financing. The Company is actively pursuing various financing alternatives on behalf of Western Realty Ducat and BML. However, in light of the recent economic turmoil in Russia, no assurance can be given that such financing will be available on acceptable terms. Failure to obtain sufficient capital for the projects would force Western Realty Ducat and BML to curtail or delay the planned development of Ducat Place III and the Kremlin Sites.

On September 28, 1998, the Company completed a sale to institutional investors of the Office Buildings for an aggregate purchase price of $112.4 million before closing adjustments and expenses. The Company received approximately $13.0 million in cash from the transaction before closing adjustments and expenses. The Office Buildings were subject to approximately $99.0 million of mortgage financing, which was retired at closing. The Company recorded a gain of $4,682 associated with the sale of the Office Buildings. The Company may seek to dispose of other U.S. real estate holdings in the future.

In September 1998, the Company made a $2,000 loan due December 31, 1999 to its 73% owned subsidiary Thinking Machines and acquired warrants to purchase additional shares pursuant to a rights offering by Thinking Machines to its existing shareholders. In September 1998, the Company made a one-year $950,000 loan to BGLS Inc., an affiliate of the Company, which bears interest at 14% per annum.

Cash used for operating activities for the nine months ended September 30, 1998 decreased to $2,868 as compared to $10,144 from the prior year. The difference is primarily due to cash provided from discontinued operations of $7,740, a decrease in the Company's loss from continuing operations of $6,486 and an $11,883 decrease in Ladenburg's net trading securities owned for the 1998 period versus an $15,090 increase for the 1997 period. These amounts were offset by gains on the sale of the Office Buildings and other long-term investments of $9,452 in 1998, the non-cash charge of $3,796 to operations in 1997 and decreases in accrued liabilities, principally resulting from the contribution of Ducat II and Ducat III to Western Realty Ducat.

Cash flows provided from investing activities for the nine months ended September 30, 1998 were $113,902 compared to cash flows used for investing activities of $10,112 for the nine months ended September 30, 1997. The difference is primarily attributable to the sale of the Office Buildings of $111,292 in 1998, the net liquidation of long-term investments in 1998 of $17,305 and $20,014 used to acquire the BML stock in the 1997 period. The amount is offset primarily due by capital expenditures in 1998 of $18,387 compared with $6,208 in 1997 and greater net sales of investments in the 1997 period.

Cash flows used for financing activities increased to $97,177 for the nine months ended September 30, 1998 compared to $20,319 in the 1997 period. The difference consisted of the retirement of notes payable associated with the sale of the Office Buildings and was offset by the fundings of the Repin Loan in the 1998 period and the payment of $21,500 of notes payable in the 1997 period.

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

Each of the Company's operating businesses, Ladenburg, New Valley Realty, BML and Thinking Machines and its interests in Western Realty Ducat and Western Realty Repin ("Western Realty") are subject to intense competition, changes in consumer preferences, and local economic conditions. Ladenburg is further subject to uncertainties endemic to the securities industry including, without limitation, the volatility of domestic and international financial, bond and stock markets, governmental regulation and litigation. The operations of BML and Western Realty in Russia are also subject to a high level of risk in light of Russia's substantial political transformation from a centrally controlled economy under communist rule to the early stages of a pluralist market-oriented democracy. In connection therewith, Russia has experienced dramatic political, social and economic reform although there is no assurance that further reforms necessary to complete such transformation will occur. The Russian economy remains characterized by, among others, significant inflation, declining industrial productions, rising unemployment and underemployment, and an unstable currency. In addition to the foregoing, BML and Western Realty may be affected unfavorably by political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, a relatively untested judicial system, a still evolving taxation system subject to constant changes which may be retroactive in effect, and other developments in the law or regulations in Russia and, in particular, the risks of expropriation, nationalization and confiscation of assets and changes in legislation relating to foreign ownership. In addition, the system of commercial laws, including the laws governing registration of interests in real estate and the establishment and enforcement of security interests, is not well developed and, in certain circumstances, inconsistent and adds to the risk of investment in the real estate development business in Russia. In addition, the uncertainties in Russia and Russia's recent economic turmoil may effect BML's and Western Realty's ability to consummate planned financing and investing activities. Western Realty and the Company are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology. Uncertainties affecting the Company generally include, without limitation, the effect of market conditions on the salability of the Company's investment securities, the uncertainty of other potential acquisitions and investments by the Company, the effects of governmental regulation on the Company's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which the Company may become involved.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 9 to the "Notes to the Condensed Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         See Notes 7 and 8 to the "Notes to the Condensed Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

               10.1 Sale-Purchase Agreement, dated as of September 2, 1998, by and between the Company and PW/MS OP Sub I, LLC (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K dated September 28, 1998).

               27   Financial Data Schedule (for SEC use only)

         (b) REPORTS ON FORM 8-K

                         DATE             ITEMS       FINANCIAL STATEMENTS

                  September 28, 1998       2, 7               None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NEW VALLEY CORPORATION
                                               (Registrant)


Date: November 13, 1998                        By: /s/ J. Bryant Kirkland III
                                                   --------------------------
                                                   J. Bryant Kirkland III
                                                   Vice President, Treasurer
                                                   and Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Chief Accounting Officer)