Form 10-K405
period 1998-12-31
NEW VALLEY CORP
filed 1999-04-07
CIK 106374

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                   FORM 10-K

                         -----------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                         Common Shares, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1999 was approximately $47,330,434 (based on the shares of voting stock of the registrant outstanding at March 26, 1999 and the last reported sales price on such date for each class of voting stock of the registrant, which includes the Class A Senior Preferred Shares, Class B Preferred Shares and Common Shares). Directors and officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     At March 26, 1999, there were 9,577,624 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III (Items 10, 11, 12 and 13) from the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this report.

===============================================================================

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

Item 1.   Business........................................................  1
Item 2.   Properties......................................................  8
Item 3.   Legal Proceedings...............................................  8
Item 4.   Submission of Matters to a Vote of Security-Holders;
              Executive Officers of the Registrant........................  8

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters....................................................  10
Item 6.   Selected Financial Data.........................................  11
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................  12
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......  23
Item 8.   Financial Statements and Supplementary Data.....................  24
Item 9.   Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure........................................  24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..............  25
Item 11.  Executive Compensation..........................................  25
Item 12.  Security Ownership of Certain Beneficial Owners and Management..  25
Item 13.  Certain Relationships and Related Transactions..................  25

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K....................................................  26

SIGNATURES................................................................  65

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         New Valley Corporation ("the Company") was organized under the laws of New York in 1851. The principal executive office of the Company is located at 100 S.E. Second Street, Miami, Florida 33131, and the telephone number is (305) 579-8000.

         On January 18, 1995, the Company emerged from bankruptcy reorganization proceedings and completed substantially all distributions to creditors under its First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). The Joint Plan was confirmed by the Bankruptcy Court on November 1, 1994, and pursuant thereto, the Company effected certain related asset dispositions. For further information with respect to the Company's bankruptcy reorganization proceedings and asset dispositions, see "Bankruptcy Reorganization" and "Discontinued Operations." On July 29, 1996, the Company completed its reincorporation from New York to Delaware and effected a one-for-twenty reverse stock split of the Company's Common Shares.

         The Company is engaged through Ladenburg, Thalmann & Co. Inc. ("Ladenburg") in the investment banking and brokerage business, through BrookeMil Ltd. ("BML") in real estate development in Russia, through its New Valley Realty division, in the ownership and management of commercial real estate in the United States, and in the acquisition of operating companies.

PROPOSED RECAPITALIZATION PLAN

         The Company intends to submit for approval of its stockholders at its 1999 annual meeting a proposed recapitalization of its capital stock (the "Recapitalization Plan"). Under the Recapitalization Plan, each of the Company's outstanding Class A Senior Preferred Shares would be reclassified and changed into 20 Common Shares and one Warrant to purchase Common Shares (the "Warrants"). Each of the Class B Preferred Shares would be reclassified and changed into one-third of a Common Share and five Warrants. The existing Common Shares would be reclassified and changed into one-tenth of a Common Share and three-tenths of a Warrant. The number of authorized Common Shares would be reduced from 850,000,000 to 100,000,000. The Warrants to be issued as part of the Recapitalization Plan would have an exercise price of $12.50 per share subject to adjustment in certain circumstances and be exercisable for five years following the effective date of the Company's Registration Statement covering the underlying Common Shares. The Warrants would not be callable by the Company for a three-year period. Upon completion of the Recapitalization Plan, the Company will apply for listing of the Common Shares and Warrants on NASDAQ.

         Completion of the Recapitalization Plan would be subject to, among other things, approval by the required holders of the various classes of the Company's shares, effectiveness of the Company's proxy statement and prospectus for the annual meeting, receipt of a fairness opinion and compliance with the Hart-Scott-Rodino Act.

         Brooke Group Ltd. ("Brooke"), the Company's principal stockholder, has agreed to vote all of its shares in the Company in favor of the Recapitalization Plan. As a result of the Recapitalization Plan and assuming no warrant holder exercises its Warrants, Brooke will increase its ownership of the outstanding Common Shares of the Company from 42.3% to 55.1% and its total voting power from 42% to 55.1%.

         The Company believes the proposed Recapitalization Plan will simplify the current capital structure of the Company by replacing it with a single class of equity securities. The exchange of the Preferred Shares for Common Shares will eliminate dividend arrearages, thus increasing the net worth of the Company by approximately $316 million on a pro forma basis as of December 31, 1998. It will also remove the need to redeem the Class A Senior Preferred Shares in 2003. The resulting improvement in the net worth of the Company, along with a hoped for increase in the price of the Common Shares, should increase the likelihood of having the Common Shares quoted on NASDAQ. This, along with a more transparent capital structure, should increase the liquidity of the Company's securities, improve the valuation of the Common Shares and provide a currency for acquisitions and financings. Finally, the recapitalization will allow the voting rights of stockholders to properly reflect the economic interest of such stockholders.

LADENBURG THALMANN & CO. INC.

        On May 31, 1995, the Company acquired all of the outstanding shares of common stock and other equity interests of Ladenburg for $25.8 million, net of cash acquired, subject to adjustment. Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange since 1876. Its specialties include investment banking, trading, research, market making, private client services, institutional sales and asset management.

        Ladenburg's investment banking area maintains relationships with businesses and provides them with research, advisory and investor relations' support. Services include merger and acquisition consulting, management of and participation in underwriting of equity and debt financing, private debt and equity financing, and rendering appraisals, financial evaluations and fairness opinions. Ladenburg's listed securities, fixed income and over-the-counter trading areas trade a variety of financial instruments. Ladenburg's client services and institutional sales departments serve more than 20,000 accounts worldwide and its asset management area provides investment management and financial planning services to numerous individuals and institutions.

        Ladenburg is a wholly-owned subsidiary of Ladenburg Thalmann Group Inc. ("Ladenburg Group"), which has other subsidiaries specializing in merchant banking, venture capital and investment banking activities on an international level. In July 1997, Ladenburg Thalmann International ("LTI"), a wholly-owned subsidiary of Ladenburg Group, together with Societe Generale, formed a fund with an initial capitalization of $90.5 million for investment in public and private equity securities in Ukraine. LTI's Kiev office serves as investment advisor to the fund.

BROOKEMIL LTD.

        On January 31, 1997, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), pursuant to which the Company acquired 10,483 shares (the "BML Shares") of the common stock of BML from Brooke (Overseas). The shares comprise 99.1% of the outstanding shares of BML, a real estate development company in Russia.

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

        The Company retained independent legal counsel and financial advisors in connection with the evaluation and negotiation of the transaction, which was approved by a special committee of the independent directors of the Company. In accordance with the terms of the Joint Plan, the transaction was approved by not less than two-thirds of the entire Board of Directors, including the approval of at least one of the directors elected by the holders of the Preferred Shares, and a fairness opinion from an investment banking firm was obtained. The stockholders of the Company did not vote on the BML transaction (nor the acquisition of Ladenburg or the Office Buildings and Shopping Centers described below) as their approval was not required by applicable corporate law or the Company's constituent documents.

        Brooke (Overseas) is a wholly-owned subsidiary of BGLS Inc. ("BGLS"), which is wholly-owned by Brooke. Brooke indirectly owns an approximate 42% voting interest in the Company. See "Significant Stockholders" and Item 12, "Security Ownership of Certain Beneficial Owners and Management." See Note 10 to the Consolidated Financial Statements regarding a pending lawsuit relating to the Company's purchase of the BML Shares.

         BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was successfully built and leased. On April 18, 1997, BML sold Ducat Place I to one of its tenants, Citibank, for approximately $7.5 million, which purchase price had been reduced to reflect approximately $6.2 million of rent prepayments by Citibank. In 1997, BML completed construction of Ducat Place II, a premier 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies including Motorola, Conoco, Lukoil-Arco and Morgan Stanley. Ducat Place II is one of the leading modern office buildings in Moscow due to its design and full range of amenities. The development of the third phase, Ducat Place III, has been planned as a 450,000 sq. ft. office tower. The site of the proposed third phase of the project is currently used by Liggett-Ducat Ltd., an affiliate of Brooke and BGLS, as the site for its tobacco factory pursuant to a Use Agreement with BML, terminable by BML on 270 days' prior notice. In addition, the Company has the right under the BML Purchase Agreement to require Brooke (Overseas) and BGLS to repurchase this site for the then appraised fair market value, but in no event less than $13.6 million, during the period Liggett-Ducat Ltd. operates the factory on such site. Liggett-Ducat Ltd., which is constructing a new factory on the outskirts of Moscow that is currently scheduled to be operational by mid-1999, will vacate the site upon completion of the new factory.

        In connection with the BML Purchase Agreement, certain specified liabilities of BML aggregating approximately $40 million remained as liabilities of BML after the purchase of the BML Shares by the Company. These liabilities included a $20.4 million loan owed to Vneshtorgbank, a Russian bank, for the construction of Ducat Place II (the "Construction Loan"). In addition, the liabilities of BML at the time of purchase included approximately $13.8 million of rents and related payments prepaid by tenants in Ducat Place II for periods generally ranging from 15 to 18 months.

        In August 1997, BML refinanced all amounts due under the Construction Loan with borrowings under a new credit facility with the Russian bank SBS-Agro. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At December 31, 1998, borrowings under the new credit agreement totaled $19.7 million.

        WESTERN REALTY DUCAT. In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, the Company agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $58.75 million, including the investment in Western Realty Repin discussed below. Through December 31, 1998, Apollo had funded $32.4 million of its investment in Western Realty Ducat.

        The ownership and voting interests in Western Realty Ducat are held equally by Apollo and the Company. Apollo will be entitled to a preference on distributions of cash from Western Realty Ducat to the extent of its investment ($40 million), together with a 15% annual rate of return, and the Company will then be entitled to a return of $20 million of BML-related expenses incurred and cash invested by the Company since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to the Company and 30% to Apollo. Western Realty Ducat will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty Ducat will generally require the unanimous consent of the Board of Managers. Accordingly, the Company accounts for its non-controlling interest in Western Realty
Ducat on the equity method. See Note 4 to the Consolidated Financial
Statements.

        The Company, Brooke and their affiliates have other business relationships with affiliates of Apollo. On January 11, 1996, the Company acquired from an affiliate of Apollo eight shopping centers for $72.5 million. See "New Valley Realty Division." The Company and pension plans sponsored by BGLS have invested in investment partnerships managed by an affiliate of Apollo. Affiliates of Apollo have owned a substantial amount of debt securities of BGLS and hold warrants to purchase common stock of Brooke.

        Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $30 million participating loan to, and payable out of a 30% profits interest in, a company organized by Brooke (Overseas) which, among other things, holds the interests of Brooke (Overseas) in Liggett-Ducat Ltd. and the new factory being constructed by Liggett-Ducat Ltd. on the outskirts of Moscow.

         WESTERN REALTY REPIN. In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25 million participating loan to BML (the "Repin Loan"). The proceeds of the Repin Loan will be used by BML for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres located on the Sofiskaya Embankment of the Moscow River (the "Kremlin Sites"). The sites are directly across the river from the Kremlin and have views of the Kremlin walls, towers and nearby church domes. BML is planning the development of a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites. BML owned 94.6% of one site and 52% of the other site at December 31, 1998. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment ($18.75 million), together with a 20% annual rate of return, and the Company will then be entitled to a return of its investment ($6.25 million), together with a 20% annual rate of return; subsequent distribution will be made 50% to the Company and 50% to Apollo. Western Realty Repin will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

         Through December 31, 1998, Western Realty Repin has advanced $19.1 million (of which $14.3 million was funded by Apollo) under the Repin Loan to BML, which is classified in other long-term obligations on the December 31, 1998 consolidated balance sheet. The Repin Loan, which bears no fixed interest, is payable only out of 100% of the distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions shall be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the Repin Loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds of the Repin Loan to repay the Company for certain expenditures on the Kremlin Sites previously incurred. The Repin Loan is due and payable upon the dissolution of BML and is collateralized by a pledge of the Company's shares of BML.

         As of December 31, 1998, BML had invested $18 million in the Kremlin Sites and held approximately $252,000, in cash, which was restricted for future investment. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6 million in 1999 and $22 million in 2000 in the development of the property. BML funded $4.8 million of this amount in the first quarter of 1999.

NEW VALLEY REALTY DIVISION

         ACQUISITION OF OFFICE BUILDINGS AND SHOPPING CENTERS. In January 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers"), respectively, for an aggregate purchase price of $183.9 million, consisting of $23.9 million in cash and $160 million in non-recourse mortgage financing provided by the sellers. The Office Buildings and Shopping Centers have been operated through the Company's New Valley Realty division. On September 28, 1998, the Company sold the Office Buildings. See "Sale of Properties."

         The Office Buildings consisted of two adjacent commercial office buildings in Troy, Michigan and two adjacent commercial office buildings in Bernards Township, New Jersey. The Company acquired the Office Buildings in Michigan from Bellemead of Michigan, Inc. ("Bellemead Michigan") and the Office Buildings in New Jersey from Jared Associates, L.P. (each, a "Seller"), for an aggregate purchase price of $111.4 million. Each Seller is an affiliate of Bellemead Development Corporation, which was indirectly wholly-owned by The Chubb Corporation. The purchase price was paid for the Office Buildings as follows: (i) $23.5 million for the

700 Tower Drive property, located in Troy, Michigan; (ii) $28.1 million for the 800 Tower Drive property, located in Troy, Michigan; (iii) $48.3 million for the Westgate I property, located in Bernards Township, New Jersey; and (iv) $11.4 million for the Westgate II property, located in Bernards Township, New Jersey. The two Michigan buildings were constructed in 1987 and the two New Jersey buildings were constructed in 1991. The gross square footage of the Office Buildings ranged from approximately 50,300 square feet to approximately 244,000 square feet.

         The Company acquired a fee simple interest in each Office Building (subject to certain rights of existing tenants), together with a fee simple interest in the land underlying three of the Office Buildings and a 98-year ground lease (the "Ground Lease") underlying one of the Office Buildings. Under the Ground Lease, Bellemead Michigan, as lessor, is entitled to receive rental payments of a fixed monthly amount and a specified portion of the income received from the 700 Tower Drive property. Space in the Office Buildings is leased to commercial tenants and the Office Buildings were fully occupied at the time of the sale.

         On January 11, 1996, the Company acquired the Shopping Centers from various limited partnerships (the "Partnerships") affiliated with Apollo for an aggregate purchase price of $72.5 million. For information concerning other business relationships with affiliates of Apollo, see "BrookeMil Ltd." The Shopping Centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Charleston, West Virginia. The Company acquired a fee simple interest in each Shopping Center and the underlying land for each property. Space in the Shopping Center is leased to a variety of commercial tenants and, as of December 31, 1998, the aggregate occupancy of the Shopping Centers was approximately 94%. The Shopping Centers were constructed at various times during the period 1963-1988. The gross square footage of the Shopping Centers ranges from approximately 108,500 square feet to approximately 222,500 square feet.

         The purchase price paid for the Shopping Centers was as follows: (i) $3.9 million for the Marathon Shopping Center property, located in Marathon, Florida; (ii) $9.8 million for the Village Royale Plaza Shopping Center property, located in Royal Palm Beach, Florida; (iii) $6 million for the University Place property, located in Lincoln, Nebraska; (iv) $9.6 million for the Coronado Shopping Center property, located in Santa Fe, New Mexico; (v) $7.3 million for the Holly Farm Shopping Center property, located in Milwaukee, Oregon; (vi) $10.6 million for the Washington Plaza property, located in Richland, Washington; (vii) $12.4 million for the Marysville Towne Center property, located in Marysville, Washington; and (viii) $12.9 million for the Kanawha Mall property, located in Charleston, West Virginia (the properties are subject to underlying mortgages in favor of senior lenders and second mortgages in favor of the Partnerships).

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

         SALE OF PROPERTIES. On November 10, 1997, the Company sold its Marathon, Florida Shopping Center for $5.4 million and recognized a gain of $1.2 million on the sale.

         On September 28, 1998, the Company completed the sale to institutional investors of the Office Buildings for an aggregate purchase price of $112.4 million and recognized a gain of $4.7 million on the sale. The Company received approximately $13.4 million in cash from the transaction before closing adjustments and expenses. The Office Buildings were subject to approximately $99 million of mortgage financing which was retired at closing.

         The Company sold the Office Buildings in Michigan to PW/MS OP Sub I, LLC, a Delaware limited liability company (the "Michigan Purchaser"), and the Office Buildings in New Jersey to OTR, an Ohio general partnership acting as the duly authorized nominee of The State Teachers Retirement System of Ohio (the "New Jersey Purchaser"). The sale of the Office Buildings was effected pursuant to a Sale-Purchase Agreement (the "Sale-Purchase Agreement"), dated as of September 2, 1998, by and between the Company and the Michigan

Purchaser. Prior to the closing of the sale, the Michigan Purchaser assigned and delegated to the New Jersey Purchaser its rights and obligations under the Sale-Purchase Agreement pertaining to the purchase of the Office Buildings in New Jersey. The sale was negotiated on an arm's-length basis between the Company and the Michigan Purchaser.

OTHER ACQUISITIONS AND INVESTMENTS

         THINKING MACHINES CORPORATION. Thinking Machines Corporation
("Thinking Machines"), the Company's 73% owned subsidiary, designs, develops, markets and supports software offering prediction-based management solutions under the name LoyaltyStream(TM) for businesses such as financial services and telecommunications providers to help reduce customer attrition, control costs, more effectively cross-sell or bundle products or services and manage risks. Incorporated in LoyaltyStream is Darwin(R), a data mining software tool set with which a customer can analyze large amounts of its pre-existing data as well as external demographics data to predict behavior or outcomes, and then send this information through systems integration to those divisions of the customer which can use it to more effectively anticipate and solve business problems. To date, no material revenues have been recognized by Thinking Machines with respect to the sale or licensing of such software and services.

         In February 1996, a subsidiary of the Company made a $10.6 million investment and acquired a controlling interest in Thinking Machines in connection with Thinking Machines' emergence from bankruptcy. In December 1997, the Company acquired for $3.15 million additional shares in Thinking Machines pursuant to a rights offering by Thinking Machines to its existing stockholders which increased the Company's ownership to approximately 73% of the outstanding Thinking Machines shares. In September 1998, the Company made a $2 million loan due December 31, 1999 to Thinking Machines and acquired warrants to purchase additional shares pursuant to a rights offering by Thinking Machines to its existing stockholders. In the first quarter of 1999, the Company lent Thinking Machines an additional $1.25 million.

         During the fourth quarter of 1996, Thinking Machines announced its intention to dispose of its parallel processing computer sales and service business. As a result, Thinking Machines wrote down certain assets, principally inventory, related to these operations to their net realizable value by $6.1 million. Thinking Machines sold its parallel processing software business on November 19, 1996 for $4.3 million and sold its remaining parallel processing service business in April 1997 for $2.4 million in cash and a percentage of certain future operating profits. During 1997 and 1998, Thinking Machines received profit participation payments totaling $1.2 million and $37,000, respectively.

         CDSI HOLDINGS, INC. At December 31, 1998, the Company owned approximately 48% of the outstanding shares of CDSI Holdings, Inc ("CDSI") (formerly known as PC411, Inc.), a development stage company which completed an initial public offering with net proceeds of $5.9 million in May 1997. CDSI is engaged in the marketing of an inventory control system for tobacco products through its subsidiary, Controlled Distribution Systems, Inc., and holds a minority interest in a business engaged in the delivery of an on-line electronic directory information service.

         MISCELLANEOUS INVESTMENTS. As of December 31, 1998, long-term investments consisted primarily of investments in limited partnerships of $9.2 million. The Company determined that an other than temporary impairment in the value of its investment in a joint venture had occurred and wrote down this investment to zero in 1997 with a charge to operations of $3.8 million. For further information concerning these and other investments, see Note 8 to the Consolidated Financial Statements.

         The Company may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means. There can be no assurance that the Company will be successful in targeting or consummating any such acquisitions.

BANKRUPTCY REORGANIZATION

         On November 15, 1991, an involuntary petition under the Bankruptcy Code was commenced against the Company in the Bankruptcy Court. On March 31, 1993, the Company consented to the entry of an order for relief under the Bankruptcy Code.

         On November 1, 1994, the Bankruptcy Court entered an order confirming the Joint Plan. In addition to providing for the sale of assets to First Financial Management Corporation ("First Financial"), the Joint Plan provided for, among other things, (i) the satisfaction of allowed claims in full, in cash, including settlement of all issues relating to post-petition interest,
(ii) the discharge (unless otherwise specifically provided therein) of all pending lawsuits, pre-petition indebtedness (other than disputed claims), accrued interest and post-petition interest and (iii) the reinstatement of the Company's Class A Senior Preferred Shares, Class B Preferred Shares, Common Shares, and all other equity security interests of the Company. The Joint Plan required the Company to pay a $50 per share cash dividend to the holders of the Class A Senior Preferred Shares and to make a tender offer to purchase up to 150,000 Class A Senior Preferred Shares at a price of $80 per share.

         The Joint Plan also places restrictions on and requires approvals for certain transactions with Brooke and its affiliates to which the Company or a subsidiary of, or entity controlled by, the Company is a party, including the requirements, subject to certain exceptions for transactions involving less than $1 million in a year or pro rata distributions on the Company's capital stock, of approval by not less than two-thirds of the entire Board, including at least one of the directors elected by the holders of the Preferred Shares, and receipt of a fairness opinion from an investment banking firm. In addition, the Joint Plan requires that, whenever the Certificate of Incorporation provides for the vote of the holders of the Class A Senior Preferred Shares acting as a single class, then such vote must, in addition to satisfying all other applicable requirements, reflect the affirmative vote of either (x) 80% of the outstanding shares of that class or (y) a simple majority of all shares of that class voting on the issue exclusive of shares beneficially owned by Brooke. The foregoing provisions of the Joint Plan would terminate upon consummation of the proposed Recapitalization Plan.

         On January 18, 1995, the effective date of the Joint Plan, the Company paid approximately $550 million on account of allowed prepetition claims and emerged from bankruptcy. At December 31, 1998, the Company's remaining accruals totaled approximately $12.4 million for unsettled prepetition claims and restructuring accruals. See Note 17 to the Consolidated Financial Statements.

DISCONTINUED OPERATIONS

         Pursuant to the Joint Plan and in accordance with the Purchase Agreement dated as of October 20, 1994 (the "First Financial Agreement") between the Company and First Financial, (i) on November 15, 1994, the Company sold the assets and operations of its core business of providing domestic and international money transfer services, telephone cards, money orders and bank card services (collectively, the "Money Transfer Business"), including the capital stock of its subsidiary Western Union Financial Services, Inc. ("FSI") and certain related assets, to First Financial and (ii) on January 13, 1995, it sold to First Financial all of the trademarks and tradenames used in the Money Transfer Business and constituting the Western Union name and trademark. The aggregate purchase price was approximately $1,193 million, and included $893 million in cash and $300 million representing the assumption by First Financial of substantially all of the Company's obligations under the Western Union Pension Plan. The Company recognized a gain on this sale of approximately $1,056 million in 1994.

         In May 1996, the Company reached an agreement with First Financial whereby First Financial released the balance held in escrow ($28.7 million) pursuant to the First Financial Agreement. In addition, the First Financial Agreement required the Company to pay First Financial $7 million in connection with the termination of the various service agreements the Company had with First Financial. The Company recognized a gain on the termination of these service agreements of approximately $1.3 million representing the excess of the amounts previously accrued under these agreements.

         Through October 1, 1995, the Company was engaged in the messaging services business, including Mailgram(R), Telegram and Cablegram (the "Messaging Services Business"), through Western Union Data Services Company, Inc. ("DSI"), its wholly-owned subsidiary. On October 31, 1995, the Company completed the sale of substantially all of the assets (exclusive of certain contracts) and conveyance of substantially all of the liabilities of DSI to First Financial for $20 million, subject to certain adjustments. This transaction was effective as of October 1, 1995. The Company recognized a gain on this sale of approximately $13 million during the fourth quarter of 1995.

         As a result of the foregoing dispositions of the Money Transfer Business and the Messaging Services Business to First Financial, such operations have been treated as discontinued operations in the accompanying Consolidated Financial Statements. See Note 22 to the Consolidated Financial Statements.

SIGNIFICANT STOCKHOLDERS

         At March 26, 1999, Brooke held in the aggregate through BGLS' direct and indirect ownership of Class A Senior Preferred Shares, Class B Preferred Shares and Common Shares of the Company, approximately 42% of the combined voting power of the Company. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

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

EMPLOYEE RELATIONS

         At December 31, 1998, the Company had approximately 460 full-time employees of which approximately 379 were employed by Ladenburg. The Company believes that relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

         The Company's principal executive office is in Miami, Florida, where it shares offices with Brooke and various of their subsidiaries. The Company has entered into an expense sharing agreement for use of such office space. Ladenburg's principal offices are located in New York. Ladenburg leases approximately 74,000 square feet of office space pursuant to a lease that expires on June 30, 2015. The Company's properties are described under Item 1, "Business - BrookeMil Ltd." and " - New Valley Realty Division."

ITEM 3.   LEGAL PROCEEDINGS

         Reference is made to Notes 10 and 17 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS; EXECUTIVE OFFICERS OF THE REGISTRANT

         During the last quarter of 1998, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below, together with accompanying text, presents certain information regarding all current executive officers of the Company as of March 26, 1999. There are no family relationships among the executive officers of the Company. Each of the executive officers of the Company serves until the election and qualification of his successor or until his death, resignation or removal by the Board of Directors of the Company.

                                                                                                 YEAR INDIVIDUAL
                                                                                                    BECAME AN
NAME                                 AGE                        POSITION                        EXECUTIVE OFFICER
----                                 ---                        --------                        ------------------
Bennett S. LeBow.............        61      Chairman of the Board and Chief Executive                1988
                                             Officer

Howard M. Lorber.............        50      President and Chief Operating Officer                    1994

Richard J. Lampen............        45      Executive Vice President and General Counsel             1995

J. Bryant Kirkland III.......        33      Vice President, Treasurer and Chief Financial            1998
                                             Officer

Marc N. Bell.................        38      Vice President, Associate General Counsel and            1998
                                             Secretary

         BENNETT S. LEBOW has been Chairman of the Board of the Company since January 1988 and Chief Executive Officer thereof since November 1994 and currently holds various positions with the Company's subsidiaries. Since June 1990, Mr. LeBow has been the Chairman of the Board, President and Chief Executive Officer of Brooke, a New York Stock Exchange-listed holding company, and since October 1986 has been a director of Brooke. Since November 1990, he has been Chairman of the Board, President and Chief Executive officer of BGLS, which directly or indirectly holds Brooke's equity interests in several private and public companies. Mr. LeBow has been a director of Liggett Group Inc., a manufacturer and seller of cigarettes, since June 1990. Liggett is a wholly-owned subsidiary of BGLS.

         HOWARD M. LORBER has been President and Chief Operating Officer of the Company since November 1994 and serves as a director of the Company. Mr. Lorber has been Chairman of the Board and Chief Executive Officer of Hallman & Lorber Assoc., Inc., consultants and actuaries to qualified pension and profit sharing plans, and various of its affiliates since 1975. Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan's Famous, Inc., a chain of fast food restaurants; a consultant to Brooke and its subsidiaries since January 1994; a director and member of the Audit Committee of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; a director and member of the Audit Committee of Prime Hospitality Corp., a company doing business in the lodging industry, since May 1994; and a director of PLM International Inc., a leasing company, since January 1999.

         RICHARD J. LAMPEN has been Executive Vice President and General Counsel of the Company since October 1995 and serves as a director of the Company. Since July 1996, Mr. Lampen has served as Executive Vice President of Brooke and BGLS and since November 1998 as President and Chief Executive Officer of CDSI. Mr. Lampen has been a director of Thinking Machines since February 1996; a director of CDSI since January 1997; and a director of Panaco, Inc., an independent oil and gas exploration and production company, since February 1999. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec's Music, Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

         J. BRYANT KIRKLAND III has been Vice President, Treasurer and Chief Financial Officer of the Company since January 1998, and since November 1994 has served in various financial capacities with the Company and with Brooke and BGLS. Mr. Kirkland has served as Vice President and Chief Financial Officer of CDSI since January 1998 and as a director of CDSI since November 1998. Prior to November 1994, Mr. Kirkland served as Director of Financial Planning and Control of Liggett.

         MARC N. BELL has been a Vice President of the Company since February 1998 and has served as Associate General Counsel and Secretary of the Company since November 1994. Since May 1994, Mr. Bell has served as General Counsel and Secretary of Brooke and BGLS and since January 1998 as Vice President. Prior to May 1994, Mr. Bell was with the law firm of Zuckerman, Spaeder, Taylor & Evans in Miami, Florida and from June 1991 to May 1993, with the law firm of Fischbein Badillo Wagner Harding in New York, New York.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Shares (and the Preferred Shares) are quoted on the NASD OTC Electronic Bulletin Board, a NASD sponsored and operated inter-dealer automated quotation system, under the symbols NVYL, NVLYA and NVLYB.

         The following table sets forth, for the calendar quarters indicated, the range of per share prices for the Common Shares. Prices reflect quotations on the NASD OTC Electronic Bulletin Board. Such quotations reflect inter-dealer prices in the over-the-counter market, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

     YEAR                                                                      HIGH          LOW
     ----                                                                      ----          ---
     1998:
     Fourth Quarter..................................................        $  2.00       $  .25
     Third Quarter...................................................            .50          .32
     Second Quarter..................................................            .94          .44
     First Quarter...................................................           1.18          .50

     1997:
     Fourth Quarter..................................................        $  1.00       $  .47
     Third Quarter...................................................           1.22          .75
     Second Quarter..................................................           1.56          .91
     First Quarter...................................................           1.94         1.38


HOLDERS

         At March 18, 1999, there were approximately 7,766 holders of record of the Common Shares.

DIVIDENDS

         No dividends were paid on the Common Shares in 1998. The Company's Restated Certificate of Incorporation provides that no dividends shall be paid or declared (i) on the Class B Preferred Shares (other than a dividend payable in junior stock) as long as there are any dividend arrearages on the Class A Senior Preferred Shares, and (ii) on the Common Shares so long as there are dividend arrearages on the Preferred Shares. The accrued and unpaid dividend arrearage on the Class A Senior Preferred Shares at December 31, 1998 was $219,068,331 or $204.46 per share. The accrued and unpaid dividend arrearage on the Class B Preferred Shares at December 31, 1998 was $165,855,950 or $59.43 per share. Within these constraints, the payment of future dividends, if any, will be determined by the Board of Directors in light of the Company's financial condition, cash flow, results of operations, legal dividend capacity and other factors.

ITEM 6.    SELECTED FINANCIAL DATA

                                                                      YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------
                                                    1998          1997                1996              1995            1994
                                                  --------      --------           --------           --------         ------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
Total revenues .............................     $   102,087      $   114,568      $   130,865      $    67,730      $    10,381
Total costs and expenses(a) ................         127,499          139,989          149,454           66,064           26,146
                                                 -----------      -----------      -----------      -----------      -----------

(Loss) income from continuing operations
   before income taxes, minority interests,
   and extraordinary items .................         (25,412)         (25,421)         (18,589)           1,666          (15,765)
Income tax provision (benefit) .............               6              186              300              292             (500)
Minority interests in loss from continuing
   operations of consolidated subsidiaries .           2,089            1,347            4,241               --               --
                                                 -----------      -----------      -----------      -----------      -----------

(Loss) income from continuing operations
   before extraordinary items ..............         (23,329)         (24,260)         (14,648)           1,374          (15,265)
Income  from discontinued operations .......           7,740            3,687            7,158           16,873        1,135,706
                                                 -----------      -----------      -----------      -----------      -----------

(Loss) income before extraordinary items ...         (15,589)         (20,573)          (7,490)          18,247        1,120,441
Extraordinary items(b) .....................              --               --               --               --         (110,500)
                                                 -----------      -----------      -----------      -----------      -----------

Net (loss) income ..........................         (15,589)         (20,573)          (7,490)          18,247        1,009,941

Dividend requirements on preferred shares(c)         (80,964)         (68,475)         (61,949)         (72,303)         (80,037)
Excess of carrying value of redeemable
   preferred shares over cost of shares
   purchased ...............................              --               --            4,279           40,342               --
                                                 -----------      -----------      -----------      -----------      -----------
Net (loss) income applicable to
   Common Shares ...........................     $   (96,553)     $   (89,048)     $   (65,160)     $   (13,714)     $   929,904
                                                 ===========      ===========      ===========      ===========      ===========

Per Common and equivalent share(f):

Basic:
   Loss from continuing operations
     before extraordinary items ............     $    (10.89)     $     (9.68)     $     (7.55)     $     (3.20)     $    (10.12)
   Discontinued operations .................             .81              .38              .75             1.77           120.63
   Extraordinary items .....................              --               --               --               --           (11.74)
   Net (loss) income .......................          (10.08)           (9.30)           (6.80)           (1.43)           98.77

Diluted:
   Loss from continuing operations
     before extraordinary items ............          (10.89)           (9.68)           (7.55)           (3.20)           (9.00)
   Discontinued operations .................             .81              .38              .75             1.77           107.36
   Extraordinary items .....................              --               --               --               --           (10.45)
   Net (loss) income .......................          (10.08)           (9.30)           (6.80)           (1.43)           87.91

Dividends declared(c) ......................              --               --               --               --               --

BALANCE SHEET DATA:
Total assets ...............................     $   272,722      $   441,391      $   406,540      $   385,822      $ 1,069,891
Long-term obligations ......................          54,801          185,024          170,223           11,967           36,177
Prepetition claims(d) ......................          12,364           12,611           15,526           33,392          619,833
Redeemable preferred shares(e) .............         316,202          258,638          210,571          226,396          317,798
Stockholders' deficiency ...................         205,312         (130,399)         (72,364)         (30,461)         (38,444)
Working capital (deficiency) ...............           7,870           (6,986)          85,610          155,565          284,849


---------------------
(a) Includes reorganization (benefit) expense of $(9,706), $(2,044) and $22,734 in 1996, 1995 and 1994, respectively.

(b)   Represents extraordinary loss on the extinguishment of debt in 1994.

(c) The 1998, 1997, 1996, 1995 and 1994 dividend requirements on preferred shares amounts include $891, $692, $417, $521 and $4,847, respectively, accrued on the redeemable Class A Senior Preferred Shares to reflect the effective dividend yield over the life of such securities. All preferred dividends, whether or not declared, are reflected as a deduction in arriving at income (loss) applicable to Common Shares. No dividends on Preferred Shares were declared in 1998 and 1997. Dividends of $40 per share in 1996 and $50 per share in both 1995 and 1994 were declared on the redeemable Class A Senior Preferred Shares.

(d) Represents prepetition claims against the Company in its bankruptcy case. See Note 17 to the Consolidated Financial Statements.

(e)   Includes cumulative preferred dividends on the redeemable Class A Senior

      Preferred Shares of $219,068, $163,302, $117,117, $121,893 and $176,761
      at December 31, 1998, 1997, 1996, 1995, and 1994, respectively. (See
      Note 13 to the Consolidated Financial Statements.)

(f) All per share data have been restated to reflect the one-for-twenty reverse stock split completed on July 29, 1996.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

         The following discussion provides an assessment of the results of operations, capital resources and liquidity of the Company and its consolidated subsidiaries and should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Report. The operating results of the periods presented were not significantly affected by inflation. The consolidated financial statements include the accounts of Ladenburg, BML, Thinking Machines and other subsidiaries.

         On November 1, 1994, the Bankruptcy Court confirmed the Joint Plan and, on January 18, 1995, the Company emerged from bankruptcy. The Joint Plan provided for, among other things, the sale of the Company's core business, the Money Transfer Business, to First Financial, the payment of all allowed claims (including post-petition interest of $178,000), a $50 per share dividend to holders of Class A Senior Preferred Shares and a tender offer by the Company to purchase up to 150,000 Class A Senior Preferred Shares at a price of $80 per share. In addition, on October 31, 1995, the Company completed the sale of the Messaging Services Business to First Financial for $20,000, subject to certain adjustments. As a result, the results of operations of the Money Transfer Business and the Messaging Services Business are presented as discontinued operations. These discontinued operations, as more fully described below, generated virtually all of the previously reported revenues of the Company prior to 1995. See Item 1, "Business - Bankruptcy Reorganization" and "- Discontinued Operations."

RECENT DEVELOPMENTS

         PROPOSED RECAPITALIZATION PLAN. The Company intends to submit the proposed Recapitalization Plan to its stockholders at the 1999 annual meeting of stockholders. The Recapitalization Plan, if implemented, will have a significant effect on the Company's financial position and results of operations. See Item 1, "Business - Proposed Recapitalization Plan."

         BML PURCHASE. On January 31, 1997, the Company entered into the BML Purchase Agreement with Brooke (Overseas), pursuant to which the Company acquired the BML Shares, representing 99.1% of the common stock of BML from Brooke (Overseas), a wholly-owned subsidiary of BGLS. The Company paid to Brooke (Overseas) a purchase price of $55,000 for the BML Shares, consisting of $21,500 in cash and the Note. The Note, which was collateralized by the BML Shares, was paid during 1997. The source of funds used by the Company for the acquisition, including the payment of the Note, was general working capital including cash and cash equivalents and proceeds from the sale of investment securities available for sale.

         BML, a real estate development company in Russia, is developing Ducat Place, a three-phase complex on 2.2 acres of land in downtown Moscow. In connection with the BML Purchase Agreement, certain specified liabilities of BML aggregating approximately $40,000 remained as liabilities of BML after the purchase of the BML Shares by the Company. These liabilities included the $20,400 Construction Loan owed to Vneshtorgbank. In addition, the liabilities of BML at the time of purchase included approximately $13,800 of rents and related payments prepaid by tenants in Ducat Place II for periods generally ranging from 15 to 18 months. See Item 1, "Business - BrookeMil Ltd."

         In August 1997, BML refinanced all amounts due under the Construction Loan with borrowings under a new credit facility with the Russian bank SBS-Agro. The new credit facility bears interest at 16% per year, with a final maturity of August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At December 31, 1998, borrowings under the new credit agreement totaled $19,655.

         WESTERN REALTY DUCAT. In February 1998, the Company and Apollo organized Western Realty Ducat to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, the Company agreed, among other things, to contribute certain real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat, and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below. The Company will account for its non-controlling interest in Western Realty Ducat by the equity method.

         Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $30,000 participating loan to, and payable out of a 30% profits interest in, a company organized by Brooke (Overseas) which, among other things, holds the interests of Brooke (Overseas) in Liggett-Ducat Ltd. and the new factory being constructed by Liggett-Ducat Ltd. on the outskirts of Moscow. See Item 1, "Business - BrookeMil Ltd. - Western Realty Ducat."

         THE KREMLIN SITES. BML is planning the development of two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin Sites. BML, which is planning to develop a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 94.6% of one site and 52% of the other site at December 31, 1998. In June 1998, the Company and Apollo organized Western Realty Repin to make the $25,000 Repin Loan to BML. The proceeds of the Repin Loan will be used by BML for the acquisition and preliminary development of the Kremlin Sites (see Note 4 to the Consolidated Financial Statements). As of December 31, 1998, BML had invested $18,013 in the Kremlin Sites and held $252, in cash, which was restricted for future investment.

         SALE OF OFFICES BUILDINGS. On September 28, 1998, the Company completed the sale of the Office Buildings (as defined above) for an aggregate purchase price of $112,400 and recognized a gain of $4,682. See Item 1, "Business - New Valley Realty Division -- Sale of Properties".

         THINKING MACHINES. In December 1997, the Company acquired for $3,150 additional shares in Thinking Machines pursuant to a rights offering by Thinking Machines to its existing stockholders which increased the Company's ownership to approximately 73% of the outstanding Thinking Machines shares. In September 1998, the Company made a $2,000 loan due December 31, 1999 to Thinking Machines and acquired warrants to purchase additional shares pursuant to a rights offering by Thinking Machines to its existing stockholders. In the first quarter of 1999, the Company lent Thinking Machines an additional $1,250. See Item 1, "Business -- Other Acquisitions and Investments."

         THE COMPANY'S INVESTMENT IN RJR NABISCO. The Company expensed $100 in 1997 and $11,724 in 1996 relating to its investment in the common stock of RJR Nabisco Holdings Corp. ("RJR Nabisco"). Pursuant to a

December 27, 1995 agreement between the Company and Brooke whereby the Company agreed to reimburse Brooke and its subsidiaries for certain reasonable out-of-pocket expenses in connection with RJR Nabisco, the Company paid Brooke and its subsidiaries a total of $17 and $2,370 in 1997 and 1996, respectively.

         On February 29, 1996, the Company entered into a total return equity swap transaction (the "Swap") with an unaffiliated financial institution relating to 1,000,000 shares of RJR Nabisco common stock (reduced to 750,000 shares of RJR Nabisco common stock as of August 13, 1996). During the third quarter of 1996, the Swap was terminated in connection with the Company's reduction of its holdings of RJR Nabisco common stock, and the Company recognized a loss on the Swap of $7,305 for the year ended December 31, 1996.

         CLASS A SENIOR PREFERRED SHARES. During the first quarter of 1996, the Company repurchased 72,104 Class A Senior Preferred Shares for an aggregate consideration of $10,530. The Company declared and paid cash dividends on the Class A Senior Preferred Shares of $40 per share in 1996.

         REINCORPORATION. On July 29, 1996, the Company completed its reincorporation from New York to Delaware and effected a one-for-twenty reverse stock split of the Company's Common Shares. In connection with the reverse stock split, all per share data have been restated to retroactively reflect the reverse stock split and a total of $1,820 was reclassified from the Company's Common Shares account to the Company's additional paid-in capital account.

         NEW ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Prior years' EPS have been restated to conform to standards established by SFAS 128.

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

         For transactions entered into beginning in 1998, the Company has adopted and is reporting in accordance with SOP 97-2, "Software Revenue Recognition." The adoption of SOP 97-2 did not have a material impact on the Company's financial statements.

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments. The Company has adopted SFAS No. 131 and has restated its financial statements to conform to the pronouncement in the fourth quarter of 1998.

         In June, 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

         YEAR 2000 COSTS. The "Year 2000 issue" is the result of computer programs that were written using two digits rather than four digits to define the applicable year. If the Company's or its subsidiaries' computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rater than the Year 2000. This could result in system failure or miscalculations causing disruption to operations, including, among other things, an inability to process transactions or engage in similar normal business activities.

         THE COMPANY AND BML. Both the Company and BML use personal computers for all transactions. All such computers and related systems and software are less than three years old and are Year 2000 compliant. As a result, the Company believes the Company and BML are Year 2000 compliant.

         It is unclear whether the Russian government and other organizations who provide significant infrastructure services have addressed the Year 2000 problem sufficiently to mitigate potential substantial disruption of these infrastructure services. The substantial disruption of these services would have an adverse affect on the operations of BML and Western Realty Ducat. Furthermore, the current financial crisis could affect the ability of the Russian government and other organizations to fund Year 2000 compliance programs.

         THINKING MACHINES. Thinking Machines' payroll processing system is not Year 2000 compliant. Thinking Machines has identified replacements for its payroll system and anticipates being Year 2000 compliant by mid-1999. Thinking Machines converted its accounting system to a Year-2000 compliant system in 1998. Thinking Machines anticipates the costs of these systems were approximately $50.

         LADENBURG. Ladenburg has recently completed a plan to address Year 2000 compliance. Ladenburg's plan addresses external interfaces with third party computer systems necessary in the broker-dealer industry. It also addresses internal operations software necessary to continue operations on a daily basis. Ladenburg anticipates that all phases of its Year 2000 plan except for the contingency planning phase will be complete by July 1999 and will cost approximately $350. The cost is inclusive of hardware and software upgrades and replacements as well as consulting and internal soft-dollar personnel costs. Ladenburg anticipates that the remaining costs will be incurred by July 1999. Ladenburg anticipates completing the contingency planning phase in November 1999.

         EXTERNAL SERVICE PROVIDERS. The modifications for Year 2000 compliance by the Company and its subsidiaries are proceeding according to plan and are expected to be completed by 1999. However, the failure of the Company's service providers to resolve their own processing issues in a timely manner could result in a material financial risk. The most significant outside service provider is Ladenburg's clearing agent. Ladenburg has been informed by its clearing agent that it has initiated an extensive effort to ensure that it is Year 2000 compliant. Ladenburg has been informed by its clearing agent that it completed the remediation process in July 1998 and anticipates completion of internal testing of its Year 2000 compliant software in May 1999. The clearing agent has informed Ladenburg that it will conduct system-wide testing of its Year 2000 software throughout 1999.

         Although the Company and its subsidiaries are in the process of confirming that their service providers are adequately addressing Year 2000 issues, there can be no complete assurance of success, or that interaction with other service providers will not impair the Company's or its subsidiaries' services.

RESULTS OF OPERATIONS

         For the years ended December 31, 1998, 1997 and 1996, the results of continuing operations of the Company's primary operating units are as follows. The operations of BML are included in real estate operations, while the Company's interest in Western Realty Ducat, which is accounted for on the equity method, is included in corporate and other activities.

                                                                        YEAR ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                   1998         1997           1996
                                                                   ----         ----           ----
Broker-dealer:
    Revenues..........................                           $66,569       $56,197         $71,960
    Expenses..........................                            72,744        66,155          72,305
                                                                  ------        ------          ------
    Operating loss before taxes
       and minority interests.........                          $ (6,175)     $ (9,958)      $    (345)
                                                                 =======       =======        ========

Real estate:
    Revenues..........................                           $25,259       $27,067         $23,559
    Expenses..........................                            25,451        34,894          24,304
                                                                  ------        ------          ------
    Operating loss before
       taxes and minority interests...                           $  (192)     $ (7,827)      $    (745)
                                                                  ======       =======        ========

Computer software:
    Revenues..........................                         $     794      $  3,947         $15,017
    Expenses..........................                             6,924        12,103          30,099
                                                                 -------        ------          ------
    Operating loss before taxes
       and minority interests.........                          $ (6,130)     $ (8,156)       $(15,082)
                                                                 =======       =======         =======

Corporate and other:
    Revenues..........................                           $ 9,465       $27,357         $20,329
    Expenses..........................                            22,380        26,837          22,746
                                                                  ------        ------          ------
    Operating loss (income) before
       taxes and minority interests...                          $(12,915)    $     520        $ (2,417)
                                                                 =======      ========         =======

THE YEAR 1998 COMPARED TO 1997

         Consolidated total revenues for 1998 were $102,087 as compared with $114,568 for 1997. The decrease in revenues of $12,481 is primarily attributable to the decrease in corporate and other revenues and revenues at Thinking Machines offset by an increase in revenues at Ladenburg. The decrease in corporate and other revenues was a result of a decline in gains on investments of $8,033 and a loss in Western Realty Ducat of $4,976. During 1998, Ladenburg experienced an increase in commissions offset by a decline in principal transactions as compared to the prior year. The decrease in Thinking Machines' revenues was due to the termination of its parallel processing computer sales and service business commencing in the fourth quarter of 1996.

         Ladenburg's revenues for 1998 consisted of commissions of $28,284, principal transactions of $11,276, corporate finance fees of $14,673, syndicate and underwriting income of $2,834 and other income of $9,502. Ladenburg's revenues for 1997 consisted of principal transactions of $17,115, commissions of $16,727, corporate finance fees of $11,971, syndicate and underwriting income of $3,269, and other income of $7,115. Expenses of Ladenburg for 1998 consisted of employee compensation and benefits of $47,845 and other expenses of $24,899. Expenses of Ladenburg for 1997 consisted of employee compensation and benefits of $42,495 and other expenses of $23,660.

         Revenues from the real estate operations in 1998 decreased $1,808 primarily due to lower fourth quarter revenues as a result of the sale of the Office Buildings in September 1998 and the contribution of Ducat Place II to Western Realty Ducat offset by the $4,682 gain on the sale of the Office Buildings. Expenses of the real estate operations decreased $9,443 due primarily to the absence of significant expenses associated with Ducat Place II and Ducat Place III resulting from the contribution of the properties to Western Realty Ducat and the sale of the Office Buildings. A foreign currency loss of $1,860, which resulted from the devaluation of rubles held in an escrow account, was included in BML's expenses for 1998. The currency loss will be offset by lower future expenditures in the development of the Kremlin Sites.

         Thinking Machines' revenues in 1998 resulted from software and maintenance revenue of $680 and service and other revenues of $114. To date, Thinking Machines has had only minimal revenues from the sale or leasing of such software and services. Thinking Machines is developing and marketing a data mining software product. Thinking Machines' revenues in 1997 resulted from parallel processing computer sales and service of $3,386, software and maintenance revenue of $241, service revenues of $109, interest income of $94 and other income of $117. Operating expenses of Thinking Machines in 1998 consisted of cost of sales of $821, selling, general and administrative of $2,571, research and development of $3,444 and interest expense of $88. Operating expenses of Thinking Machines in 1997 consisted of cost of sales of $3,463 ($2,309 of which related to the parallel processing computer division), selling, general and administrative of $5,206 and research and development of $3,434.

         For 1998, the Company's revenues of $9,465 related to corporate and other activities consisted primarily of net gains on investments of $11,767, and interest and dividends income of $2,199, offset by the $4,976 loss in the Western Realty Ducat joint venture. During 1998, the principal component of net gains on investments were $4,770 from the liquidation of long-term investments and $6,997 from the liquidation of portfolio holdings. For 1997, the Company's revenues of $27,357 related to corporate and other activities consisted primarily of net gains on investments of $19,800 and interest and dividends income of $3,252. During 1997, the principal component of net gain on investments consisted of $7,570 and $11,392 from sales of RJR Nabisco and Milestone Scientific Inc. equity, respectively.

         Corporate and other expenses of $22,380 for 1998 consisted primarily of employee compensation and benefits of $8,937, a provision for loss on a long-term investment of $3,185, expenses of certain non-significant subsidiaries of $3,719 and interest expense of $366. Corporate and other expenses of $26,837 for 1997 consisted primarily of a provision for loss on a long-term investment of $3,796, employee compensation and benefits of $9,495 and interest expense of $1,640.

         Income tax expense for 1998 was $6 compared to $186 in 1997. Income tax expense for 1998 and 1997 related to state income taxes at Ladenburg and $107 of Russian profits tax at BML in 1997.

         The Company recorded a gain on disposal of discontinued operations of $7,740 in 1998 related to the settlement of a lawsuit originally initiated by the Company's former Western Union telegraph business. The Company received an additional $4,100 in the first quarter of 1999 from the settlement of a similar lawsuit and will recognize $4,100 of income from discontinued operations for the three months ended March 31, 1999. During 1997, the Company recorded a gain on disposal of discontinued operations of $3,687 related to reversals in estimates of certain pre-petition claims under Chapter 11 and restructuring accruals which resulted from the Company's former Money Transfer Business. The amounts reversed were accrued in prior years upon the commencement of purported claims against the Company in Bankruptcy Court. The Company's accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the Bankruptcy Court.

THE YEAR 1997 COMPARED TO 1996

         Consolidated total revenues for 1997 were $114,568 as compared with $130,865 for 1996. The decrease in revenues of $16,297 is primarily attributable to the decrease in revenues of Ladenburg and Thinking Machines. The decrease in Ladenburg's revenues was a result of a decline in net principal transactions of $11,231 and a decline of $4,532 in other Ladenburg revenues. During 1997, Ladenburg experienced a decline in syndicate and underwriting activity, commission income and net profits as compared to the prior year. The decrease in Thinking Machines' revenues was due to the termination of its parallel processing computer sales and service business commencing in the fourth quarter of 1996.

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

         Thinking Machines' revenues in 1997 resulted from parallel processing computer sales and service of $3,386, software and maintenance revenue of $241, service revenues of $109, interest income of $117 and other income of $94. Thinking Machines' revenues in 1996 resulted from parallel processing computer sales and service of $15,017. Operating expenses of Thinking Machines in 1997 consisted of cost of sales of $3,463 ($2,309 of which related to the parallel processing computer division), selling, general and administrative of $5,206 and research and development of $3,434. Operating expenses of Thinking Machines in 1996 consisted of $21,239 of costs associated with the parallel processing computer division, selling, general and administrative of $5,984 and research and development of $2,876. In 1996, Thinking Machines wrote down certain assets (principally inventory) associated with its parallel processing computer sales and service division to their net realizable value and recorded a charge of $6,200 for these reserves.

         For 1997, the Company's revenues of $27,357 related to corporate and other activities consisted primarily of net gains on investments of $19,800 and interest and dividends income of $3,252. The Company's revenues related to corporate and other activities of $20,329 for 1996 consisted primarily of $12,001 of interest and dividend income, gain on termination of various service agreements with First Financial of $1,285, and net gain on investments of $2,528. During 1997, the principal component of net gain on investments consisted of $7,570 and $11,392 from sales of RJR Nabisco and Milestone Scientific Inc. equity, respectively. During 1996, the net gain on investments consisted of the gain on the sale of the investment in a Brazilian airplane manufacturer of $4,285, the liquidation of two limited partnerships for a gain of $4,201, and the net realized gain on sales of investment securities held for sale of $1,347, net of the loss on the RJR Nabisco Swap of $7,305.

         Corporate and other expenses of $26,837 for 1997 consisted primarily of a provision for loss on a long-term investment of $3,796, employee compensation and benefits of $9,495 and interest expense of $1,640. Corporate and other expenses for 1996 of $22,746 primarily consisted of expenses related to the RJR Nabisco investment of $11,724, employee compensation and benefits of $7,262, and interest expense of $4,116, net of $9,706 in reversals of restructuring accruals. The $9,706 reversal of restructuring accruals in 1996 related primarily to the settlement of certain lease obligations which were prepetition claims. The Company did not reverse any restructuring accruals from continuing operations in 1997; however, reversals of $3,687 of accruals related to prepetition claims filed with respect to the Company's former Money Transfer Business were recorded as income from discontinued operations in 1997.

         Income tax expense for 1997 was $186 compared to $300 in 1996. Income tax expense for 1997 and 1996 related to state income taxes at Ladenburg in 1997 and 1996 and $107 of Russian profits tax at BML in 1997.

         During the fourth quarter of 1996, the Company settled a receivable claim originally began by Western Union Telegraph Company for a gain of $6,374 and reduced certain liabilities related to Western Union retirees by $784. The Company recorded the gain on settlement and liability reduction as a gain on disposal of discontinued operations of $7,158. During 1997, the Company recorded a gain on disposal of discontinued operations of $3,687 related to reversals in estimates of certain pre-petition claims under Chapter 11 and restructuring accruals which resulted from the Company's former Money Transfer Business.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased by $14,856 for the year ended December 31, 1998 and decreased by $92,596 and $69,955 for the years ended December 31, 1997 and 1996, respectively.

         The Company's working capital increased to $7,870 at December 31, 1998 from a working capital deficit of $6,986 at December 31, 1997 primarily as a result of the sale of the Office Buildings, liquidations of various long-term investments and the contribution of Ducat Place II and Ducat Place III (and the liabilities associated therewith) to Western Realty Ducat. The amount was offset by changes in the Company's unrealized loss on marketable securities.

         The Company's working capital decreased by $92,596 from $85,610 at December 31, 1996 to a deficit of $6,986 at December 31, 1997 primarily as a result of the purchase of BML and net purchases of long-term investments of $15,384 offset by the net sale of long-term investments of $2,807.

         At December 31, 1996, the Company's net working capital was $85,610 and had decreased by $69,955 from $155,565 at December 31, 1995 primarily as the result of the payment of preferred dividends of $41,419, the repurchase of redeemable preferred stock of $10,530 and the purchase of and additions to the Office Buildings and Shopping Centers of $24,496. These items were offset by net liquidations of investments of $15,241.

         During 1998, the Company's cash and cash equivalents increased from $11,606 to $16,444 due primarily to the sale of the Office Buildings and liquidations of long-term investments offset by capital expenditures of $21,835 and purchases of long-term investments of $13,590.

         During 1997, the Company's cash and cash equivalents decreased from $57,282 to $11,606 primarily due to the purchase of BML and net purchases of long-term investments offset by the net sale of long-term investments of $2,807.

         During 1996, the Company's cash flows were provided primarily through the sale of its investments of $178,380 and the release of restricted assets of $29,159. These funds were principally used to repay margin loan financing of $75,119, to pay preferred dividends of $41,419, for purchase of and additions to the Office Buildings and Shopping Centers of $24,496, and $22,699 to fund operations.

         The capital expenditures for the year ended December 31, 1998 related principally to the development of the Kremlin Sites ($18,013). BML also held $252, in restricted cash, at December 31, 1998, which is restricted for future investment in the Kremlin Sites. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6,000 in 1999 and $22,000 in 2000 in the development of the property. BML funded $4,800 of this amount in the first quarter of 1999.

         In June 1998, the Company and Apollo organized Western Realty Repin to make the Repin Loan. The proceeds from the Repin Loan will be used by BML for the acquisition and preliminary development of the Kremlin Sites. Through December 31, 1998, Western Realty Repin has advanced $19,067 (of which $14,300 was funded by Apollo) under the Repin Loan to BML. The Repin Loan, which bears no fixed interest, is payable only out of 100% of distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions will be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds to repay the Company for certain expenditures on the Kremlin Sites previously incurred.

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

         On September 28, 1998, the Company completed a sale to institutional investors of the Office Buildings for an aggregate purchase price of $112,400 before closing adjustments and expenses. The Company received approximately $13,000 in cash from the transaction before closing adjustments and expenses. The Office Buildings were subject to approximately $99,000 of mortgage financing, which was retired at closing. The Company recorded a gain of $4,682 associated with the sale of the Office Buildings. The Company may seek to dispose of other U.S. real estate holdings in the future.

         In September 1998, the Company made a $2,000 loan due December 31, 1999 to its 73%-owned subsidiary Thinking Machines and acquired warrants to purchase additional shares pursuant to a rights offering by Thinking Machines to its existing stockholders. In the first quarter of 1999, the Company lent Thinking Machines an additional $1,250. In September 1998, the Company made a one-year $950 loan to BGLS, an affiliate of the Company, which bears interest at 14% per annum.

         Cash used for operating activities for the year ended December 31, 1998 increased to $13,957 as compared to $249 for the prior year. The difference is primarily due to a net decrease in Ladenburg's net trading securities of $8,665, a decrease in accounts payable and accrued liabilities of $2,144 and gains on the sale of the Office Buildings and other long-term investments of $9,452 in 1998. These amounts were offset by cash provided from discontinued operations of $7,740 and a decrease in the Company's loss from continuing operations of $931.

         Cash used for operating activities for the year ended December 31, 1997 decreased to $249 compared to $22,699 for the year ended December 31, 1996. The difference is primarily due to the $19,708 increase in non-cash charges in 1997, consisting of increased depreciation and amortization of $4,657, provision for losses on long-term investments of $2,795, reversals of restructuring accruals of $9,706 and non-cash stock compensation expense of $2,550, and increases in net working capital items of $12,354 in 1997, offset by an increase in net loss of $13,083.

         Cash flows provided from investing activities for the year ended December 31, 1998 were $104,213 compared to cash flows used for investing activities of $21,110 for the year ended December 31, 1997. The difference is primarily attributable to the sale of the Office Buildings of $111,292 in 1998, the net liquidation of long-term investments in 1998 of $12,305 and $20,014 used to acquire the BML stock in the 1997 period. The amount is offset primarily by capital expenditures in 1998 of $18,236 compared with $10,777 in 1997 and greater net sales of investments in the 1997 period.

         Cash flows used for investing activities for the year ended December 31, 1997 were $21,110 compared with cash flows provided from investing activities of $165,856 for the year ended December 31, 1996. The difference resulted from changes in net purchases and sales of investment securities of $132,547, purchases and liquidations of long-term investments of $30,818, restricted assets of $26,029 and acquisitions of businesses in 1997 of $21,929. The above-mentioned items were offset by net purchases of real estate of $25,760.

         Cash flows used for financing activities increased to $85,418 for the year ended December 31, 1998 compared to $24,317 in the 1997 period. The difference consisted of the retirement of notes payable associated with the sale of the Office Buildings and was offset by the fundings of the Repin Loan in the 1998 period and the payment of $42,746 of net notes payable in the 1997 period offset by an increase in margin loan payable of $13,012.

         Cash flows used in financing activities decreased to $24,317 for the year ended December 31, 1997 from $137,617 for the prior year. The difference was primarily attributable to the payment of preferred dividends in 1996 of $41,419, repurchases of Class A Senior Preferred Shares in 1996 of $10,530 and changes in the margin loan payable. The amount was offset by payment of long-term liabilities of $52,190.

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

         In August 1997, BML refinanced all amounts due under the Construction Loan with borrowings under a new credit facility with the Russian bank SBS-Agro. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At December 31, 1998, borrowings under the new credit agreement totaled $19,655.

         Of the $72,500 aggregate purchase price for the Shopping Centers acquired by the Company on January 11, 1996 (see Item 1, "Business - New Valley Realty Division"), the Company paid $12,500 in cash at the closing, and pursuant to certain loan and security agreements (the "Loan and Security Agreements") executed eight promissory notes in the aggregate principal amount of $60,000 (the "Shopping Center Notes") in favor of the applicable Partnership for the balance of the purchase price. Each Shopping Center Note has a term of approximately five years, and bears interest at the rate of 8% per annum for the first two and one-half years and at the rate of 9% for the remainder of the term. There is no amortization of principal except in connection with payments made to obtain the release of mortgages from the property and to the extent net operating income from the Shopping Centers is so available as provided in the Loan and Security Agreements. On December 6, 1996, the Company sold a portion of one of the Shopping Centers for $1,750 and, on November 10, 1997, the Company sold the Marathon Shopping Center for $5,400. At December 31, 1998, the aggregate principal amount of the promissory notes was $54,801.

         Under agreements entered into after January 11, 1996, the closing date of the Shopping Centers purchase, income from the Shopping Centers is paid to a trustee bank. Under such agreements, certain payments, including regular payments of principal and interest on existing senior mortgages in favor of certain lenders to the Partnerships on the Richland, Washington property and interest on the Shopping Center Notes are to be made before the Company receives income for such period from the Shopping Centers. In addition, with respect to the Shopping Center Notes, if the net operating income from the Shopping Centers is insufficient to cover the interest payments on the Shopping Center Notes, the interest rate thereon is reduced to a rate per annum not less than 6%, whereupon the interest otherwise payable will be deferred until the earlier of the date on which sufficient net operating income is available and the maturity date. The Company has also agreed to use any net income from the Shopping Centers it receives in excess of a specified return on its cash investment in the Shopping Centers to pay down principal on the Shopping Center Notes.

         The Shopping Centers are subject to underlying mortgages in favor of senior lenders and second mortgages in favor of the Partnerships. The Shopping Center Notes are non-recourse against the Company, except for misappropriations of insurance and certain other proceeds, failures to apply rent and other income to required maintenance and taxes, environmental liabilities and certain other matters.

         The Company expects that its available capital resources will be sufficient to fund its currently anticipated cash requirements for 1999, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

MARKET RISK

         Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rate, foreign exchange rate, equity and commodity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments.

         Current and proposed underwriting, corporate finance, merchant banking and other commitments are subject to due diligence reviews by Ladenburg's senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Company monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

         EQUITY PRICE RISK

         Ladenburg maintains inventories as detailed in Notes 6 and 19 to the Consolidated Financial Statements. The fair value of trading securities at December 31, 1998 was $8,984 in long positions and $4,635 in short positions. Ladenburg performed an entity-wide analysis of the its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the Ladenburg's financial instruments at December 31, 1998 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

         The Company holds investment securities available for sale detailed in
Note 5 to the Consolidated Financial Statements totaling $37,567 at December 31, 1998. Approximately 52% of these securities represent an investment in RJR Nabisco, which is a defendant in numerous tobacco products-related litigation, claims and proceedings. The effect of an adverse lawsuit against RJR Nabisco could have a significant effect on the value of the Company's investment.

         The Company also holds long-term investments in limited partnerships detailed in Note 8 to the Consolidated Financial Statements. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by general partners. Approximately 50% of the Company's investments in limited partnerships represents an interest in a leveraged partnership investing in high yield securities with a 4:1 debt to equity ratio.

         FOREIGN MARKET RISK

         BML's and Western Realty Ducat's operations are conducted in Russia. During 1998, the economy of the Russian Federation entered a period of economic instability. The impact includes, but is not limited to, a steep decline in prices of domestic debt and equity securities, a severe devaluation of the currency, a moratorium on foreign debt repayments, an increasing rate of inflation and increasing rates on government and corporate borrowings. The return to economic stability is dependent to a large extent on the effectiveness of the fiscal measures taken by government and other actions beyond the control of companies operating in the Russian Federation. The operations of BML and Western Realty Ducat may be significantly affected by these factors for the foreseeable future.

         Russian taxation is subject to varying interpretations and constant changes. Furthermore, the interpretation of tax legislation by tax authorities as applied to the transactions and activity of BML and Western Realty Ducat may not coincide with that of management. As a result, transactions may be challenged by tax authorities and BML and Western Realty Ducat may be assessed additional taxes, penalties and interest, which can be significant. Management regularly reviews the Company's taxation compliance with applicable legislation, laws and decrees and current interpretations and from time to time potential exposures are identified. At any point in time a number of open matters may exist, however, management believes that adequate provision has been made for all material liabilities. Tax years remain open to review by the authorities for six years.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

         Each of the Company's operating businesses, Ladenburg, BML, New Valley Realty and Thinking Machines, and its interests in Western Realty Ducat and Western Realty Repin ("Western Realty"), are subject to intense competition, changes in consumer preferences, and local economic conditions. Ladenburg is further subject to uncertainties endemic to the securities industry including, without limitation, the volatility of domestic and international financial, bond and stock markets, governmental regulation and litigation. The operations of BML and Western Realty in Russia are also subject to a high level of risk in light of Russia's substantial political transformation from a centrally-controlled command economy under communist rule to the early stages of a pluralist market-oriented democracy. In connection therewith, Russia has experienced dramatic political, social and economic reform, although there is no assurance that further reforms necessary to complete such transformation will occur. The Russian economy remains characterized by, among others, significant inflation, declining industrial productions, rising unemployment and underemployment, and an unstable currency. In addition to the foregoing, BML and Western Realty may be affected unfavorably by political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, a relatively untested judicial system, a still evolving taxation system subject to constant changes which may be retroactive in effect, and other developments in the law or regulations in Russia and, in particular, the risks of expropriation, nationalization and confiscation of assets and changes in legislation relating to foreign ownership. In addition, the system of commercial laws, including the laws governing registration of interests in real estate and the establishment and enforcement of security interests, is not well developed and, in certain circumstances, inconsistent and adds to the risk of investment in the real estate development business in Russia. The uncertainties in Russia and Russia's recent economic turmoil may also effect BML's and Western Realty's ability to consummate planned financing and investing activities. BML, Western Realty and New Valley Realty are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology. Uncertainties affecting the Company generally include, without limitation, the effect of market conditions on the salability of the Company's investment securities, the uncertainty of other potential acquisitions and investments by the Company, the effects of governmental regulation on the Company's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which the Company may become involved.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 19, 1999, beginning on page 31 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and incorporated herein by reference.

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A) (1)   INDEX TO 1998 CONSOLIDATED FINANCIAL STATEMENTS:

         The Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 19, 1999, appear on pages 31 through 60 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (A) (2)           FINANCIAL STATEMENT SCHEDULES:

Schedule  III - Real  Estate  and  Accumulated  Depreciation  ..........Page 61

         (A) (3)  EXHIBITS

*     (2)(a)        Joint Plan (incorporated by reference to Exhibit 2
                    in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*     (b)           Plan Amendment (incorporated by reference to Exhibit 2
                    in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*     (c)           Notice of Modification to the First Amended Joint
                    Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit 2 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                    1994).

*     (d)           Agreement  and Plan of Merger,  dated as of May 22,  1996, by and between the Company and NV Delaware Inc.
                    (incorporated by reference to Annex II in the Company's
                    Definitive Proxy Statement dated May 22, 1996).

*     (e)           Agreement  and Plan of Merger,  dated as of May 22, 1996,
                    by and between NV Delaware Inc. and NV Merger Sub Inc.
                    (incorporated by reference to Annex V in the Company's
                    Definitive Proxy  Statement dated May 22, 1996).

*     (f)           Stock Purchase Agreement, dated as of January 31, 1997,
                    among BML, Brooke (Overseas) Ltd., BGLS and the Company
                    (incorporated by reference to Exhibit 10.1 in the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

*     (g)           Amended and Restated Limited  Liability Company  Agreement
                    (Second Restatement), dated as of February 20, 1998, by and among Western Realty Development LLC, the Company,
                    BrookeMil Ltd. and Apollo Real Estate Investment Fund III,
                    L.P. (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated February 20,
                    1998).

*     (h)           Limited Liability Company Agreement, dated as of June
                    18, 1998, by and among Western Realty Repin LLC, Apollo
                    Real Estate Fund III, L.P., and the Company (incorporated by reference to Exhibit 10.3 in the Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended June 30,
                    1998).

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

*    (4)(a)         Loan and Security Agreement, dated January 11, 1996,
                    by and between AP Century III, L.P., AP Century IV, L.P.,
                    AP Century V, L.P., AP Century VI, L.P. and AP Century
                    VIII, L.P., as Lenders, and the Company, as Borrower (the
                    Properties) (incorporated by reference to Exhibit 4.3 in Amendment No. 1 in the Company's Current Report on Form 8-K dated January 25, 1996, as amended).

*    (b)            Amendment to Loan and Security Agreement, dated
                    December 27, 1996, by and between AP Century III, L.P., AP
                    Century IV, L.P., AP Century V, L.P., AP Century VI, L.P.
                    and AP Century VIII, L.P. (incorporated by reference to
                    Exhibit 4(d) in the Company's Form 10-K for the fiscal year ended December 31, 1996).

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

*    (b)(i)         Employment Agreement, dated as of June 1, 1995, as
                    amended, effective as of January 1, 1996, between the Company and Bennett S. LeBow (incorporated by reference to
                    Exhibit 10(b)(i) in the Company's Form 10-K for the fiscal year ended December 31, 1995).

*    (ii)           Employment Agreement ("Lorber Employment Agreement"),
                    dated as of June 1, 1995, as amended, effective as of January 1, 1996, between the Company and Howard M. Lorber
                    (incorporated by reference to Exhibit 10(b)(ii) in the Company's Form 10-K for the fiscal year ended December 31,
                    1995).

*    (iii)          Amendment dated January 1, 1998 to Lorber Employment
                    Agreement (incorporated by reference to Exhibit 10(b)(iii) in the Company's Form 10-K for the fiscal year ended
                    December 31, 1997).

*    (iv)           Employment Agreement, dated September 22, 1995,
                    between the Company and Richard J. Lampen (incorporated by reference to Exhibit 10(c) in the Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended
                    September 30, 1995).

*    (c)(i)         Purchase Agreement, dated as of October 20, 1994,
                    between First Financial and the Company (incorporated by reference to Exhibit 10(a) in the Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended
                    September 30, 1994).

*    (ii)           Amendment No. 1 to the Purchase Agreement, dated
                    November 14, 1994, between First Financial and the Company
                    (incorporated by reference to Exhibit 10(b) in the Company's Current Report on Form 8-K dated November 1,
                    1994).

*    (iii)          Pension and Retiree Benefits Administration Services
                    Agreement, dated November 1, 1994, between the Company and
                    FSI (incorporated by reference to Exhibit 10(e) in the Company's Current Report on Form 8-K dated November 1,
                    1994).

*    (iv)           Settlement Agreement, dated October 19, 1994, among
                    the Company, the Statutory Committee of Unsecured
                    Creditors, the Official Committee of Secured Noteholders,
                    FSI, First Financial and the Pension Benefit Guaranty
                    Corporation (incorporated by reference to Exhibit 10(c) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*    (v)            Stipulation, dated October 20, 1994 among the Western
                    Union Employee Benefit Committee, the Company and the
                    Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10(d) in the Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended
                    September 30, 1994).

*    (vi)           Settlement Agreement, Stipulation and Order, dated
                    October 28, 1994, among the Company, BGLS, NV Holdings, the
                    Statutory Committee of Unsecured Creditors, the Official
                    Committee of Secured Noteholders and the Official Committee of Equity Security Holders, the Preferred A Stockholders'
                    Sub-Committee of the Equity Committee and certain beneficial holders of Series A Senior Preferred Shares of the Company (incorporated by reference to Exhibit 10(b) in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994).

*    (vii)          Asset Purchase Agreement, dated September 30, 1995,
                    among the Company, DSI and First Financial (incorporated by reference to Exhibit 10(b) in the Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended
                    September 30, 1995).

*    (viii)         Release and Termination Agreement, dated September
                    30, 1995, among the Company, FSI, DSI and First Financial, which agreement terminated certain agreements among such parties in connection with the sale of DSI (incorporated by reference to Exhibit 10(y) in the Company's Form 10-K for the fiscal year ended December 31, 1995).

*    (d)            Sale-Purchase Agreement, dated as of September 2, 1998,
                    by and between the Company and PW/MS OP Sub I, LLC
                    (incorporated by reference to Exhibit 2.1 in the Company's
                    Current Report on Form 8-K dated September 28, 1998).

*    (e)(i)         Purchase Agreement, dated January 11, 1996, between the
                    Company and AP Century I, L.P., AP Century II, L.P., AP
                    Century III, L.P., AP Century IV, L.P., A.P. Century V,
                    L.P., A.P. Century VI, L.P., A.P. Century VIII, L.P. and AP
                    Century IX, L.P. (incorporated by reference to Exhibit 2.2 in the Company's Current Report on Form 8-K dated January
                    25, 1996, as amended).

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

*    (f)            Expense Sharing Agreement, dated as of January 18,
                    1995, by and between Brooke and the Company (incorporated by reference to Exhibit 10(a) in the Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended
                    September 30, 1995).

*    (g)            Use Agreement, dated as of January 31, 1997, entered
                    into by and between BML and Liggett-Ducat Joint Stock
                    Company (incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K dated January 31,
                    1997).

*    (h)            TMC Investment Partnership Agreement, dated as of
                    February 2, 1996, between Ladenburg Thalmann Capital Corp.
                    and Levin-A Limited Partnership (incorporated by reference to Exhibit 10(r) in the Company's Form 10-K for the fiscal year ended December 31, 1995).

*    (i)            Form of Margin  Agreement,  dated  September  12,  1995,
                    between ALKI and Bear Stearns & Co. (incorporated by reference to Exhibit 2 in the Schedule 13D).

*    (j)(i)         Non-Negotiable Promissory Note of Western Realty
                    Development LLC dated February 27, 1998 in favor of Apollo
                    Real Estate Investment Fund III, L.P. (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated February 20, 1998).

*    (ii)           Pledge Agreement, dated as of February 27, 1998 by and
                    between Apollo Real Estate Investment Fund III, L.P. and the Company (incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K dated February 20,
                    1998).

*    (iii)          Participating Loan Agreement, dated as of April 28,
                    1998, by and between Western Realty Development LLC,
                    Western Tobacco Investments LLC and Brooke (Overseas) Ltd.
                    (incorporated by reference to Exhibit 10.2 in the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

*    (iv)           Participating Loan Agreement, dated as of June 18,
                    1998, by and between Western Realty Repin LLC and BrookeMil
                    Ltd. (incorporated by reference to Exhibit 10.4 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

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

         (B)      REPORTS ON FORM 8-K:

         None

                             NEW VALLEY CORPORATION

                   Form 10-K for the Year Ended December 31,
                   1998 Items 8, 14(a)(1) and (2), and 14(d)

        Index to Financial Statements and Financial Statement Schedules

            Financial Statements and Schedules of the Registrant and
                  its subsidiaries, required to be included in
                      Items 8, 14(a)(1) and (2), and 14(d)
                               are listed below:

                                                                                                     PAGE
                                                                                                     ----
  FINANCIAL STATEMENTS:

       Report of Independent Accountants....................................................          32
       Consolidated Balance Sheets as of December 31, 1998 and 1997.........................          33
       Consolidated Statements of Operations for the years ended December 31, 1998, 1997
           and 1996.........................................................................          34
       Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the years
           ended December 31, 1998, 1997 and 1996...........................................          36
       Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997
           and 1996.........................................................................          37
       Notes to Consolidated Financial Statements...........................................          39

  FINANCIAL STATEMENT SCHEDULES:

       Schedule III - Real Estate and Accumulated Depreciation..............................          61

         Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in the Consolidated Financial Statements or accompanying
         Notes.

       Thinking Machines Corporation

       Report of Independent Accountants....................................................          64



                                       31

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and the
Stockholders of New Valley Corporation


In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity and cash flows present fairly, in all material respects, the financial position of New Valley Corporation and its subsidiaries (the "Company") at December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Thinking Machines Corporation, a consolidated subsidiary, which statements reflect total assets of $5,604,159 at December 31, 1997, and total revenues of $350,234 for the year ended December 31, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Thinking Machines Corporation, is based solely on the report of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements of New Valley Corporation also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in the Notes to the Consolidated Financial Statements, the investments and operations of the Company, and those of similar companies in the Russian Federation, have been significantly affected, and could continue to be affected for the foreseeable future, by the country's unstable economy caused in part by the currency volatility in the Russian Federation.



/s/ PricewaterhouseCoopers LLP


Miami, Florida
March 19, 1999

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                            DECEMBER 31,
                                                                                       -----------------------
                                                                                       1998              1997
                                                                                     --------          ------

                                     ASSETS

Current assets:
     Cash and cash equivalents.............................................          $   16,444       $   11,606
     Investment securities available for sale..............................              37,567           51,993
     Trading securities owned..............................................               8,984           49,988
     Restricted assets.....................................................               1,220              232
     Receivable from clearing brokers......................................              22,561            1,205
     Other current assets..................................................               4,675            3,618
                                                                                     ----------        ---------
         Total current assets..............................................              91,451          118,642
                                                                                     ----------        ---------

Investment in real estate, net.............................................              82,875          259,968
Furniture and equipment, net...............................................              10,444           12,194
Restricted assets..........................................................               6,082            5,484
Long-term investments, net.................................................               9,226           27,224
Investment in joint venture................................................              65,193               --
Other assets...............................................................               7,451           17,879
                                                                                     ----------        ---------
         Total assets......................................................           $ 272,722        $ 441,391
                                                                                     ==========        =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Margin loan payable...................................................          $   13,088        $  13,012
     Current portion of notes payable and long-term obligations............               2,745              760
     Accounts payable and accrued liabilities..............................              32,047           55,222
     Prepetition claims and restructuring accruals.........................              12,364           12,611
     Income taxes..........................................................              18,702           18,413
     Securities sold, not yet purchased....................................               4,635           25,610
                                                                                     ----------        ---------
         Total current liabilities.........................................              83,581          125,628
                                                                                     ----------        ---------

Notes payable..............................................................              54,801          176,314
Other long-term liabilities................................................              23,450           11,210

Commitments and contingencies..............................................                  --               --

Redeemable preferred shares................................................             316,202          258,638

Stockholders' deficiency:
     Cumulative preferred shares; liquidation preference of $69,769,
       dividends in arrears: 1998 - $165,856; 1997 - $139,412..............                 279              279
     Common Shares, $.01 par value; 850,000,000 shares
       authorized; 9,577,624 shares outstanding............................                  96               96
     Additional paid-in capital............................................             550,119          604,215
     Accumulated deficit...................................................            (758,016)        (742,427)
     Unearned compensation on stock options................................                (475)            (158)
     Accumulated other comprehensive income................................               2,685            7,596
                                                                                       --------        ---------
Total stockholders' deficiency.............................................            (205,312)        (130,399)
                                                                                     ----------        ---------
         Total liabilities and stockholders'deficiency.....................           $ 272,722        $ 441,391
                                                                                     ==========        =========



          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                     1998              1997              1996
                                                                  -----------        ----------        ----------

Revenues:
    Principal transactions, net...........................          $  11,430         $  16,754        $  28,344
    Commissions...........................................             28,284            16,727           17,755
    Corporate finance fees................................             14,733            12,514           10,230
    Gain on sale of investments, net......................             11,768            19,202           10,014
    Loss in joint venture.................................             (4,976)               --               --
    Real estate leasing...................................             20,577            27,067           23,559
    Gain on sale of real estate...........................              4,682             1,290               --
    Computer sales and service............................                794             3,947           15,017
    Interest and dividends................................              8,808             9,417           16,951
    Other income..........................................              5,987             7,650            8,995
                                                                    ---------          --------         --------
         Total revenues...................................            102,087           114,568          130,865
                                                                    ---------          --------         --------

Costs and expenses:
    Selling, general and administrative expenses..........            110,375           119,205          140,399
    Interest..............................................             13,939            16,988           17,760
    Recovery of restructuring charges.....................                 --                --           (9,706)
    Provision for loss on long-term investments ..........              3,185             3,796            1,001
                                                                    ---------          --------         --------
         Total costs and expenses.........................            127,499           139,989          149,454
                                                                    ---------          --------         --------

Loss from continuing operations before income taxes
    and minority interests................................            (25,412)          (25,421)         (18,589)

Income tax provision......................................                  6               186              300
Minority interests in loss from continuing operations of
    consolidated subsidiaries.............................              2,089             1,347            4,241
                                                                    ---------          --------         --------

Loss from continuing operations...........................            (23,329)          (24,260)         (14,648)

Discontinued operations (Note 22):
    Gain on disposal of discontinued operations...........              7,740             3,687            7,158
                                                                    ---------          --------         --------

         Income from discontinued operations..............              7,740             3,687            7,158
                                                                    ---------          --------         --------

Net loss .................................................            (15,589)          (20,573)          (7,490)

Dividend requirements on preferred shares.................            (80,964)          (68,475)         (61,949)
Excess of carrying value of redeemable preferred
    shares over cost of shares purchased..................                 --                --            4,279
                                                                    ---------          --------         --------

Net loss applicable to Common Shares......................          $ (96,553)        $ (89,048)       $ (65,160)
                                                                    =========          ========         ========


          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                     1998              1997              1996
                                                                  -----------        ----------        ----------

Income (loss) per common share (Basic and Diluted):

    Continuing operations.................................           $(10.89)           $(9.68)          $(7.55)
    Discontinued operations...............................               .81               .38              .75
                                                                   ---------         ---------        ---------
         Net loss.........................................           $(10.08)           $(9.30)          $(6.80)
                                                                   =========         =========        =========
Number of shares used in computation......................         9,577,624         9,577,624        9,577,624
                                                                   ==========        ==========       ==========








          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                       UNEARNED      ACCUMULATED
                                                 CLASS B                ADDITIONAL                   COMPENSATION       OTHER
                                                PREFERRED     COMMON      PAID-IN     ACCUMULATED      ON STOCK      COMPREHENSIVE
                                                  SHARES      SHARES      CAPITAL       DEFICIT         OPTIONS         INCOME
                                                ---------     ------    ----------    -----------     -----------     ---------
Balance, December 31, 1995.....................    $ 279     $ 1,916     $679,058      $(714,364)                       $2,650
   Net loss....................................                                           (7,490)
   Undeclared dividends and accretion on
     redeemable preferred shares...............                           (41,123)
   Purchase of redeemable preferred shares.....                             4,279
   Effect of 1-for-20 reverse stock split......               (1,820)       1,820
   Issuance of stock options...................                               755                       $  (755)
   Compensation expense on stock option grants                                                               24
   Unrealized gain on investment securities                                                                              2,407
                                                  ------    --------     --------    -----------       --------          -----


Balance, December 31, 1996.....................      279          96      644,789       (721,854)          (731)         5,057
   Net loss....................................                                          (20,573)
   Undeclared dividends and accretion on
     redeemable preferred shares...............                           (45,148)
   Unrealized gain on investment securities....                                                                          2,539
   Compensation expense on stock option grants.                                                              15
   Adjustment to unearned compensation
     on stock options..........................                              (558)                          558
   Public sale of subsidiaries' common
     stock, net................................                             5,132
                                                  ------    --------     --------    -----------       --------          -----

Balance, December 31, 1997.....................      279          96      604,215       (742,427)          (158)         7,596
   Net loss....................................                                          (15,589)
   Undeclared dividends and accretion on
     redeemable preferred shares...............                           (54,520)
   Adjustment to unearned compensation on
     stock options.............................                               424                          (424)
   Compensation expense on stock option grants.                                                             107
   Unrealized loss on investment securities....                                                                         (4,911)
                                                  ------    --------     --------    -----------       --------          -----

Balance, December 31, 1998.....................   $  279    $     96     $550,119     $ (758,016)     $    (475)       $ 2,685
                                                  ======    ========     ========    ===========       ========          =====






          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                              1998              1997             1996
                                                                            --------          --------         ------
Cash flows from operating activities:
   Net loss.......................................................         $   (15,589)    $  (20,573)         $   (7,490)
   Adjustments to reconcile net loss to net cash used for
     operating activities:
       Income from discontinued operations........................              (7,740)        (3,687)             (7,158)
       Depreciation and amortization..............................               6,495          9,414               4,757
       Loss in joint venture......................................               4,976             --                  --
       Provision for loss on long-term investments................               3,185          3,796               1,001
       Gain on sales of real estate and liquidation of long-term
         investments..............................................              (9,452)        (1,290)                 --
       Reversal of restructuring accruals.........................                  --             --              (9,706)
       Stock based compensation expense...........................               3,151          2,934                 384
       Other......................................................                 578             --                  --
       Changes in assets and liabilities, net of effects from
       acquisitions and dispositions:
           Decrease (increase) in receivables and other assets....              19,376          4,474             (13,813)
           Increase (decrease) in income taxes payable............                 396            170              (2,040)
           (Decrease) increase in accounts payable and accrued
              liabilities.........................................             (27,073)         4,513              11,336
                                                                              --------      ---------            --------
Net cash used for continuing operations...........................             (21,697)          (249)            (22,699)
Net cash provided from discontinued operations....................               7,740             --                  --
                                                                              --------      ---------            --------
Net cash used for operating activities............................             (13,957)          (249)            (22,699)
                                                                              --------      ---------            --------
Cash flows from investing activities:
     Sale or maturity of investment securities....................              22,888         45,472             160,088
     Purchase of investment securities............................             (19,429)       (30,756)            (12,825)
     Sale or liquidation of long-term investments.................              25,895          2,807              18,292
     Purchase of long-term investments............................             (13,590)       (15,384)             (3,051)
     Sale of real estate, net of closing costs....................             111,292          8,718                  --
     Purchase of and additions to real estate.....................             (18,236)       (10,777)            (24,496)
     Purchase of furniture and equipment..........................                (583)        (3,478)             (5,240)
     Payment of prepetition claims and restructuring accruals.....              (1,061)          (828)             (8,160)
     Payment for acquisitions, net of cash acquired...............                  --        (20,014)              1,915
     (Increase) decrease in restricted assets.....................              (1,586)         3,130              29,159
     Cash contributed to joint venture............................                (442)            --                  --
     Net proceeds from disposal of business.......................                  --             --              10,174
     Other, net...................................................                (935)            --                  --
                                                                              --------      ---------            --------
Net cash provided from (used for) investing activities............             104,213        (21,110)            165,856
                                                                              --------      ---------            --------
Cash flows from financing activities:
     Payment of preferred dividends...............................                  --             --             (41,419)
     Proceeds from participating loan.............................              14,300             --                  --
     Purchase of redeemable preferred shares......................                  --             --             (10,530)
     Increase (decrease) in margin loan payable...................                  76         13,012             (75,119)
     Payment of long-term notes and other liabilities.............             (99,303)       (62,739)            (10,549)
     Increase in long-term borrowings.............................                  --         19,993                  --
     Issuance of subsidiary stock.................................                  --          5,417                  --
     Other, net...................................................                (491)            --                  --
                                                                              --------      ---------            --------
Net cash used for financing activities............................             (85,418)       (24,317)           (137,617)
                                                                              --------      ---------            --------
Net increase (decrease) in cash and cash equivalents..............               4,838        (45,676)              5,540
Cash and cash equivalents, beginning of year......................              11,606         57,282              51,742
                                                                              --------      ---------            --------
Cash and cash equivalents, end of year............................           $  16,444      $  11,606           $  57,282
                                                                              ========      =========            ========









          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                     1998          1997         1996
                                                                                   --------      --------     ------

Supplemental cash flow information: Cash paid during the year for:
     Interest..............................................................        $ 11,958     $ 16,667       $17,482
     Income taxes..........................................................             169          116         2,341

Detail of acquisitions:
   Fair value of assets acquired...........................................       $     --      $ 94,114       $27,301
   Liabilities assumed.....................................................             --        74,100        16,701
                                                                                  ---------    ---------       -------
   Cash paid...............................................................             --        20,014        10,600
   Less cash acquired......................................................             --            --       (12,515)
                                                                                  ---------    ---------       -------
   Net cash paid for acquisition...........................................       $     --      $(20,014)     $  1,915)
                                                                                  =========    =========       =======

Detail of contribution to joint venture:
   Fair value of assets contributed........................................        $ 97,107    $     --      $    --
   Liabilities contributed.................................................         (37,380)         --           --
   Capital contribution....................................................         (60,169)         --           --
                                                                                    -------    ---------     -------
   Net cash contributed to joint venture...................................       $    (442)   $     --      $    --
                                                                                   =========    =========     =======










          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.       BASIS OF PRESENTATION

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of New Valley Corporation and its majority owned subsidiaries (the "Company"). The Company's investment in Western Realty Development LLC has been accounted for under the equity method. All significant intercompany transactions are eliminated in consolidation.

         Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.

         NATURE OF OPERATIONS

         The Company and its subsidiaries are engaged in the investment banking and brokerage business, in the ownership and management of commercial real estate, and in the acquisition of operating companies. As discussed in Note 21, the investment banking and brokerage segment accounted for 65% and 49% of the Company's revenues and 24% and 39% of the Company's operating loss from continuing operations for the years ended December 31, 1998 and 1997, respectively. The Company's investment banking and brokerage segment provides its services principally for middle market and emerging growth companies through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals.

         PROPOSED RECAPITALIZATION PLAN

         The Company intends to submit for approval of its stockholders at its 1999 annual meeting a proposed recapitalization of its capital stock (the "Recapitalization Plan"). Under the Recapitalization Plan, each of the Company's outstanding Class A Senior Preferred Shares would be reclassified and changed into 20 Common Shares and one Warrant to purchase Common Shares (the "Warrants"). Each of the Class B Preferred Shares would be reclassified and changed into one-third of a Common Share and five Warrants. The existing Common Shares would be reclassified and changed into one-tenth of a Common Share and three-tenths of a Warrant. The authorized number of Common Shares would be reduced from 850,000,000 to 100,000,000. The Warrants to be issued as part of the Recapitalization Plan would have an exercise price of $12.50 per share subject to adjustment in certain circumstances and be exercisable for five years following the effective date of the Company's Registration Statement covering the underlying Common Shares. The Warrants would not be callable by the Company for a three-year period. Upon completion of the Recapitalization Plan, the Company will apply for listing of the Common Shares and Warrants on NASDAQ.

         Completion of the Recapitalization Plan would be subject to, among other things, approval by the required holders of the various classes of the Company's shares, effectiveness of the Company's proxy statement and prospectus for the annual meeting, receipt of a fairness opinion and compliance with the Hart-Scott-Rodino Act.

         Brooke Group Ltd. ("Brooke"), the Company's principal stockholder, has agreed to vote all of its shares in the Company in favor of the Recapitalization Plan. As a result of the Recapitalization Plan and assuming no warrant holder exercises its Warrants, Brooke will increase its ownership of the outstanding Common Shares of the Company from 42.3% to 55.1% and its total voting power from 42% to 55.1%.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The Company believes the proposed Recapitalization Plan will simplify the current capital structure of the Company by replacing it with a single class of equity securities. The exchange of the Preferred Shares for Common Shares will eliminate dividend arrearages, thus increasing the net worth of the Company by approximately $316,202 on a pro forma basis as of December 31, 1998. It will also remove the need to redeem the Class A Senior Preferred Shares in 2003. The resulting improvement in the net worth of the Company, along with a hoped for increase in the price of the Common Shares, should increase the likelihood of having the Common Shares quoted on NASDAQ. This, along with a more transparent capital structure, should increase the liquidity of the Company's securities, improve the valuation of the Common Shares and provide a currency for acquisitions and financings. Finally, the recapitalization will allow the voting rights of stockholders to properly reflect the economic interest of such stockholders.

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

         On November 1, 1994, the Bankruptcy Court entered an order confirming the First Amended Joint Chapter 11 Plan of Reorganization, as amended (the "Joint Plan"). The terms of the Joint Plan provided for, among other things, the sale of Western Union Financial Services Company, Inc. ("FSI"), a wholly-owned subsidiary of the Company, and certain other Company assets related to FSI's money transfer business, payment in cash of all allowed claims, payment of postpetition interest in the amount of $178,000 to certain creditors, a $50 per share cash dividend to the holders of the Company's Class A Senior Preferred Shares, a tender offer by the Company for up to 150,000 shares of the Class A Senior Preferred Shares, at a price of $80 per share, and the reinstatement of all of the Company's equity interests.

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

         On January 18, 1995, the effective date of the Joint Plan, the Company paid approximately $550,000 on account of allowed prepetition claims and emerged from bankruptcy. At December 31, 1998, the Company's remaining accruals totaled $12,364 for unsettled prepetition claims and restructuring accruals (see Note 17). The Company's accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the Bankruptcy Court.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS. Investments in securities and securities sold, not yet purchased traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the reporting period. Futures contracts are valued at their last reported sales price. Investments in securities, principally warrants, which have exercise or holding period restrictions, are valued at fair value as determined by the Company's management based on the intrinsic value of the warrants discounted for such restrictions. For cash and cash equivalents, restricted assets, receivable from clearing brokers and short-term loan, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of long-term debt, including current portion, is estimated based on current rates offered to the Company for debt of the same maturities. The fair value of the Company's redeemable preferred shares is based on their last reported sales price.

         INVESTMENT SECURITIES. The Company classifies investments in debt and marketable equity securities as either trading, available for sale, or held to maturity. Trading securities are carried at fair value, with unrealized gains and losses included in income. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity (deficiency). Debt securities classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other income, except for those relating to the Company's broker-dealer subsidiary which are included in principal transactions revenues. The cost of securities sold is determined based on average cost.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         RESTRICTED ASSETS. Restricted assets at December 31, 1998 consisted primarily of $5,831 pledged as collateral for a $5,000 letter of credit which is used as collateral for a long-term lease of commercial office space. Restricted assets at December 31, 1997 consisted primarily of $5,484 pledged as collateral for the $5,000 letter of credit.

         PROPERTY AND EQUIPMENT. Shopping centers are depreciated over periods approximating 25 years, the estimated useful life, using the straight-line method. Office buildings were depreciated over periods approximating 40 years, the estimated useful life, using the straight-line method (see Note 7). Furniture and equipment (including equipment subject to capital leases) is depreciated over the estimated useful lives, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, if shorter. The cost and the related accumulated depreciation are eliminated upon retirement or other disposition and any resulting gain or loss is reflected in operations.

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

         REAL ESTATE LEASING REVENUES. The real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned. The future minimum rents scheduled to be received on non-cancelable operating leases at December 31, 1998 are $6,013, $5,519, $4,685, $4,239 and $3,662 for
the years 1999, 2000, 2001, 2002 and 2003, respectively, and $16,872 for subsequent years.

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

NEW ACCOUNTING PRONOUNCEMENTS.

         In June 1997, the FASB released SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 did not have a material impact on the Company's financial statements.

         For transactions entered into in fiscal years beginning after December 15, 1997, the Company adopted and is reporting in accordance with SOP 97-2, "Software Revenue Recognition". The adoption of SOP 97-2 did have a material impact on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments. The Company has adopted SFAS No. 131 and has restated its financial statements accordingly.

3.       ACQUISITIONS AND DISPOSITIONS

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         On January 10 and January 11, 1996, the Company acquired four commercial office buildings (the "Office Buildings") and eight shopping centers (the "Shopping Centers") for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in non-recourse mortgage financing provided by the sellers. In addition, the Company has capitalized approximately $800 in costs related to the acquisitions. The Company paid $11,400 in cash and executed four promissory notes aggregating $100,000 for the Office Buildings. On September 28, 1998, the Company completed the sale to institutional investors of the Office Buildings for an aggregate purchase price of $112,400 and recognized a gain of $4,682 on the sale. The Company received approximately $13,400 in cash from the transaction before closing adjustments and expenses. The Office Buildings were subject to approximately $99,300 of mortgage financing which was retired at closing.

         The following table presents unaudited pro forma results from continuing operations as if the sale of the Office Buildings had occurred on January 1, 1998 and January 1, 1997, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had this acquisition been consummated as of each respective date.

                                                                                Pro forma                      Pro forma
                                                                       Year ended December 31, 1998    Year ended December 31, 1997
                                                                       ----------------------------    ----------------------------

           Revenues..................................................           $  87,112                       $  99,996
                                                                                =========                       =========

           Loss from continuing operations...........................           $ (27,896)                      $ (23,925)
                                                                                =========                       =========

           Loss from continuing operations applicable
                to common shares.....................................           $(108,860)                      $ (92,400)
                                                                                =========                       =========

           Loss from continuing operations per common share..........           $  (11.37)                      $   (9.65)
                                                                                =========                       =========


         The Shopping Centers were acquired for an aggregate purchase price of $72,500, consisting of $12,500 in cash and $60,000 in eight promissory notes. In November 1997, the Company sold one of the Shopping Centers for $5,400 and realized a gain of $1,200.

         On January 11, 1996, the Company provided a $10,600 convertible bridge loan to finance Thinking Machines Corporation ("Thinking Machines"), a developer and marketer of data mining and knowledge discovery software and services. In February 1996, the bridge loan was converted into a controlling interest in a partnership which held approximately 61.4% of Thinking Machines' outstanding common shares. In December 1997, the Company acquired for $3,150 additional shares in Thinking Machines pursuant to a rights offering by Thinking Machines to its existing stockholders which increased the Company's ownership to approximately 72.7% of the outstanding Thinking Machines shares. As a result of the rights offering, the Company recorded $2,417 as additional paid-in-capital which represented its interest in the increase in Thinking Machines' stockholders' equity. In September 1998, the Company made a $2,000 loan due December 31, 1999 to Thinking Machines and acquired warrants to purchase additional shares pursuant to a rights offering by Thinking Machines to its existing stockholders. In the first quarter of 1999, the Company lent Thinking Machines an additional $1,250. The acquisition of Thinking Machines through the conversion of the bridge loan was accounted for as a purchase for financial reporting purposes, and accordingly, the operations of Thinking Machines subsequent to January 31, 1996 are included in the operations of the Company. The fair value of assets acquired, including goodwill of $1,726, was $27,301 and liabilities assumed totaled $7,613. In addition, minority interests in the amount of $9,088 were recognized at the time of acquisition. To date, no material revenues have been recognized by Thinking Machines with respect to the sale or licensing of such software and services. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology.

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

         BML is developing a three-phase complex on 2.2 acres of land in downtown Moscow. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On April
18, 1997, BML sold Ducat Place I to one of its tenants for approximately
$7,500, which purchase price had been reduced to reflect prepayments of rent.
In 1997, BML completed construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies. The development of the third phase, Ducat Place III, has been planned as a 450,000 sq. ft. mixed-use complex. The site of Ducat Place III, which is currently used by a subsidiary of Brooke (Overseas) as the site for a factory, is subject to a put option held by the Company. The option allows the Company to put this site back to Brooke (Overseas) and BGLS Inc., a subsidiary of Brooke, at the greater of the appraised fair value of the property at the date of exercise or $13,600 during the period the subsidiary of Brooke (Overseas) operates the factory on such site.

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

         The fair value of the assets acquired, including goodwill of $12,400 was $95,500. The Company, through its interest in Western Realty, is amortizing the goodwill over a five year period.

         In August 1997, BML refinanced all amounts due under the Construction Loan with borrowings under a new credit facility with another Russian bank. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At December 31, 1997, borrowings under the new credit facility totaled $19,700.

4.    RUSSIAN REAL ESTATE JOINT VENTURES

      WESTERN REALTY DEVELOPMENT LLC

      In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, the Company agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below. Through December 31, 1998, Apollo had funded $32,364 of its investment in Western Realty Ducat.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The ownership and voting interests in Western Realty Ducat are held equally by Apollo and the Company. Apollo will be entitled to a preference on distributions of cash from Western Realty Ducat to the extent of its investment ($40,000), together with a 15% annual rate of return, and the Company will then be entitled to a return of $20,000 of BML-related expenses incurred and cash invested by the Company since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to the Company and 30% to Apollo. Western Realty Ducat will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty Ducat will generally require the unanimous consent of the Board of Managers. Accordingly, the Company has accounted for its non-controlling interest in Western Realty Ducat using the equity method of accounting. Through December 31, 1998, Apollo has funded $32,364 of its investment in Western Realty Ducat.

         The Company recorded its basis in the investment in the joint venture in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and the Company's proportionate interest in the underlying value of net assets of the joint venture. The Company recognizes losses incurred by Western Realty Ducat to the extent that cumulative earnings of Western Realty Ducat are not sufficient to satisfy Apollo's preferred return.

         Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $30,000 participating loan to, and payable out of a 30% profits interest in Western Tobacco Investments LLC ("WTI"), a company organized by Brooke (Overseas) which, among other things, holds the interests of Brooke (Overseas) in Liggett-Ducat Ltd. and the new factory being constructed by Liggett-Ducat Ltd. on the outskirts of Moscow. Western Realty Ducat has recognized as other income $1,991, which represents 30% of WTI's net income for the period from April 28, 1998 (date of inception) to December 31, 1998.

      Summarized financial information as of December 31, 1998 and for the period from February 20, 1998 (date of inception) to December 31, 1998 for Western Realty Ducat follows:

       Current assets.......................................       $     857
       Participating loan receivable........................          31,991
       Real estate, net.....................................          85,761
       Furniture and fixtures, net..........................             179
       Noncurrent assets....................................             631
       Goodwill, net........................................           7,636
       Notes payable - current..............................           5,299
       Current liabilities..................................           5,802
       Notes payable........................................          14,356
       Long-term liabilities................................             756
       Members' equity......................................         100,842

       Revenues.............................................          10,176
       Costs and expenses...................................          13,099
       Other income.........................................           1,991
       Income tax benefit...................................             760
       Net loss.............................................          (1,692)

      WESTERN REALTY REPIN LLC

         In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25,000 participating loan (the "Repin Loan") to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin. BML, which is planning the development of a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 94.6% of one site and 52% of the other site at December 31, 1998. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment ($18,750), together with a 20% annual rate of return, and the Company will then be entitled to a return of its investment ($6,250), together with a 20% annual rate of return; subsequent distributions will be made 50% to the Company and 50% to Apollo. Western Realty Repin will

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

      Through December 31, 1998, Western Realty Repin has advanced $19,067 under the Repin Loan to BML, of which $14,300 was funded by Apollo and is classified in other long-term obligations on the consolidated balance sheet at December 31, 1998. The Repin Loan, which bears no fixed interest, is payable only out of 100% of the distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions shall be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the Repin Loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds of the Repin Loan to repay the Company for certain expenditures on the Kremlin Sites previously incurred. The Repin Loan is due and payable upon the dissolution of BML and is collateralized by a pledge of the Company's shares of BML.

      As of December 31, 1998, BML had invested $18,013 in the Kremlin Sites and held $252, in cash, which was restricted for future investment. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6,000 in 1999 and $22,000 in 2000 in the development of the property. BML funded $4,800 of this amount in the first quarter of 1999.

      The Company has accounted for the formation of Western Realty Repin as a financing by Apollo and a contribution of assets into a consolidated subsidiary by New Valley which is eliminated in consolidation. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty Repin is treated as interest cost in the consolidated statement of operations.

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 5.      INVESTMENT SECURITIES AVAILABLE FOR SALE

         Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of stockholders' equity (deficiency). The Company had net unrealized gains on investment securities available for sale of $2,685 and $7,596 at December 31, 1998 and 1997, respectively.

         The components of investment securities available for sale are as follows:

                                                                                GROSS          GROSS
                                                                             UNREALIZED     UNREALIZED       FAIR
                                                                  COST          GAIN           LOSS          VALUE
                                                                  ----       ----------     ----------       -----

           1998
           Marketable equity securities...................        $34,882      $  1,856       $  2,877        $33,861
           Marketable warrants............................             --         3,706             --          3,706
                                                                   ------         -----         ------         ------
           Investment securities..........................        $34,882      $  5,562       $  2,877        $37,567
                                                                   ======       =======        =======         ======

           1997
           Short-term investments.........................       $  6,218            --             --        $ 6,218
           Marketable equity securities...................         34,494       $ 7,492        $ 2,101         39,885
           Marketable warrants............................             --         4,939             --          4,939
           Marketable debt securities ....................          3,685            --          2,734            951
                                                                  -------     ---------          -----        -------
           Investment securities..........................       $ 44,397      $ 12,431        $ 4,835       $ 51,993
                                                                   ======        ======          =====         ======


         During 1998, the Company determined that an other than temporary impairment had occurred in marketable debt securities (face amount of $14,900, cost of $3,185) of a company that was in default at the time of purchase and is currently in default under its various debt obligations. The Company wrote down this investment to zero resulting in a $3,185 charge to operations.

         INVESTMENT IN RJR NABISCO

         The Company expensed $100 in 1997 and $11,724 in 1996 relating to its investment in the common stock of RJR Nabisco Holdings Corp. ("RJR Nabisco"). Pursuant to a December 31, 1995 agreement between the Company and Brooke whereby the Company agreed to reimburse Brooke and its subsidiaries for certain reasonable out-of-pocket expenses relating to RJR Nabisco, the Company paid Brooke and its subsidiaries a total of $17 and $2,370 in 1997 and 1996.

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

6.       TRADING SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

         The components of trading securities owned and securities sold, not yet purchased are as follows:

                                                   DECEMBER 31, 1998              DECEMBER 31, 1997
                                                   -----------------              -----------------
                                               TRADING       SECURITIES       TRADING        SECURITIES
                                              SECURITIES    SOLD, NOT YET    SECURITIES    SOLD, NOT YET
                                                OWNED         PURCHASED        OWNED         PURCHASED
                                              ----------    -------------    ----------    -------------

         Common stock.................         $  4,243        $  4,395      $  16,208         $ 4,513
         Equity and index options.....              870             240          5,290          17,494
         Other........................            3,871              --         28,490           3,603
                                                -------       ---------        -------         -------
                                               $  8,984        $  4,635       $ 49,988        $ 25,610
                                                =======         =======         ======          ======


7.       INVESTMENT IN REAL ESTATE AND NOTES PAYABLE

         The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at December 31, 1998 are as follows:

                                                                RUSSIAN
                                                                 REAL            SHOPPING
                                                                ESTATE           CENTERS            TOTAL
                                                               --------          --------           -----
           Land                                                   $18,013          $16,087           $34,100
           Buildings...................................               912           52,959            53,871
                                                                 --------           ------            ------
                Total..................................            18,925           69,046            87,971
           Less accumulated depreciation...............                --           (5,096)           (5,096)
                                                                ---------          -------           -------
                Net investment in real estate..........           $18,925          $63,950           $82,875
                                                                =========          =======           =======
           Notes payable...............................        $       --          $54,801           $54,801
           Current portion of notes payable............                --               --                --
                                                                ---------        ---------          --------
           Notes payable -- long-term portion..........        $       --          $54,801           $54,801
                                                                =========        =========          ========

         At December 31, 1998, the Company's investment in real estate collateralized eight promissory notes aggregating $54,801 due 2001 related to the Shopping Centers. Each Shopping Center note has a term of five years, requires no principal amortization, and bears interest payable monthly at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The components of the Company's investment in real estate and the related notes payable collateralized by such real estate at December 31, 1997 are as follows:

                                                                 U.S.            RUSSIAN
                                                                OFFICE            REAL            SHOPPING
                                                               BUILDINGS         ESTATE            CENTERS           TOTAL
                                                               ---------        ---------         ---------          -----
           Land                                                  $ 19,450        $  22,623          $ 16,087         $ 58,160
           Buildings...................................            92,332           66,688            51,430          210,450
                                                                  -------           ------            ------          -------
                Total..................................           111,782           89,311            67,517          268,610
           Less accumulated depreciation...............            (4,616)            (879)           (3,147)          (8,642)
                                                                  -------         --------           -------         --------
                Net investment in real estate..........         $ 107,166        $  88,432          $ 64,370         $259,968
                                                                  =======           ======            ======          =======
           Notes payable...............................         $  99,302        $  20,078          $ 54,801         $174,181
           Current portion of notes payable............               336              424                                760
                                                                  -------          -------          --------         --------
           Notes payable - long-term portion...........         $  98,966        $  19,654          $ 54,801         $173,421
                                                                   ======           ======            ======          =======

         At December 31, 1997, the Company's investment in real estate collateralized four promissory notes aggregating $99,302 related to the Office Buildings and eight promissory notes aggregating $54,801 related to the Shopping Centers.

         In 1997, the Company sold one of the Shopping Centers for $5,400 and realized a gain of $1,200. In 1998, the Company sold its U.S. Office Buildings for $112,400 and realized a gain of $4,682.

8.       LONG-TERM INVESTMENTS

         Long-term investments consisted of investments in the following:

                                                  DECEMBER 31, 1998                  DECEMBER 31, 1997
                                                  -----------------                  -----------------
                                              CARRYING           FAIR            CARRYING           FAIR
                                               VALUE             VALUE            VALUE             VALUE
                                              --------           -----            -------           -----
           Limited partnerships.......       $  9,226           $12,282         $ 27,224          $ 33,329


         The principal business of the limited partnerships is investing in investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying investment portfolio. The Company is not required to make additional investments in limited partnerships as of December 31, 1998. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. During 1997, the Company sold for an amount which approximated its $2,000 cost an investment in a foreign corporation which owned an interest in a Russian bank. During 1997, the Company determined that an other than temporary impairment in the value of its investment in a joint venture had occurred and wrote down this investment to zero with a charge to operations of $3,796.

         In January 1997, the Company converted an investment in preferred stock made in 1995 into a majority equity interest in a small on-line directory assistance development stage company and, accordingly, began consolidating the results of this company. This long-term investment of $1,001 was written off in 1996 due to continuing losses of this company. In May 1997, this development stage company completed an initial public offering and, as a result, the Company recorded $2,715 as additional paid-in capital which represented its 50.1% ownership in this company's stockholders' equity after this offering.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The Company recognized gains of $4,652 on liquidations of investments of certain limited partnerships for the year ended December 31, 1998.

         The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

9.       PENSIONS AND RETIREE BENEFITS

         Ladenburg has a Profit Sharing Plan (the "Plan") for substantially all its employees. The Plan includes two features: profit sharing and a deferred compensation vehicle. Contributions to the profit sharing portion of the Plan are made by Ladenburg on a discretionary basis. The deferred compensation feature of the Plan enables non-salaried employees to invest up to 15% of their pre-tax annual compensation. For the year ended December 31, 1996, employer contributions to the Plan were approximately $200, excluding those made under the deferred compensation feature described above. The Plan was inactive in 1997 and 1998.

         The Company maintains 401(k) plans for substantially all employees, except those employees of Thinking Machines. These 401(k) plans allow eligible employees to invest a percentage of their pre-tax compensation. Ladenburg elected to contribute $500 of matching contributions in 1997. The Company did not make discretionary contributions to these 401(k) plans in 1998 and 1996.

10.      COMMITMENT AND CONTINGENCIES

         LEASES

         The Company, Thinking Machines and Ladenburg are currently obligated under three noncancelable lease agreements for office space, expiring in May 2003, April 1999 and December 2015, respectively. The following is a schedule by fiscal year of future minimum rental payments required under the agreements that have noncancelable terms of one year or more at December 31, 1998:

           1999.....................................    $5,431
           2000.....................................     5,163
           2001.....................................     4,309
           2002.....................................     4,115
           2003 and thereafter......................    50,382
                                                        ------
                Total...............................   $69,400
                                                        ======

         Rental expense for operating leases during 1998, 1997 and 1996 was $6,397, $4,404 and $3,914, respectively.

         LAWSUITS

         On or about March 13, 1997, a shareholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke in the Delaware Chancery Court, by a stockholder of the Company. The suit alleges that the Company's purchase of the BML Shares constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. The Company's time to respond to the complaint has not yet expired. The Company believes that the allegations were without merit.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

         RUSSIAN OPERATIONS

         During 1998, the economy of the Russian Federation entered a period of economic instability. The impact includes, but is not limited to, a steep decline in prices of domestic debt and equity securities, a severe devaluation of the currency, a moratorium on foreign debt repayments, an increasing rate of inflation and increasing rates on government and corporate borrowings. The return to economic stability is dependent to a large extent on the effectiveness of the fiscal measures taken by government and other actions beyond the control of companies operating in the Russian Federation. The operations of BML and Western Realty Ducat may be significantly affected by these factors for the foreseeable future.

         Russian Taxation: Russian taxation is subject to varying interpretations and constant changes. Furthermore, the interpretation of tax legislation by tax authorities as applied to the transactions and activity of BML and Western Realty Ducat may not coincide with that of management. As a result, transactions may be challenged by tax authorities and BML and Western Realty Ducat may be assessed additional taxes, penalties and interest, which can be significant.

         Management regularly reviews the Company's taxation compliance with applicable legislation, laws and decrees and current interpretations and from time to time potential exposures are identified. At any point in time a number of open matters may exist, however, management believes that adequate provision has been made for all material liabilities. Tax years remain open to review by the authorities for six years.

         Year 2000: It is unclear whether the Russian government and other organizations who provide significant infrastructure services have addressed the Year 2000 Problem sufficiently to mitigate potential substantial disruption to these infrastructure services. The substantial disruption of these services would have an adverse affect on the operations of BML and Western Realty Ducat. Furthermore, the current financial crisis could affect the ability of the government and other organizations to fund Year 2000 compliance programs.

11.      FEDERAL INCOME TAX

         At December 31, 1998, the Company had $102,061 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax asset as it is presently deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change. The provision for income taxes, which represented the effect of the Alternative Minimum Tax and state income taxes, for the three years ended December 31, 1998, 1997 and 1996, does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the change in the valuation allowance relating to deferred tax assets. The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pretax income from continuing operations as a result of the following differences:

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            1998         1997         1996
                                                                            ----         ----         ----
           Loss from continuing operations...........................    $ (23,323)   $ (24,074)    $(14,348)
                                                                          --------      --------      ------

           (Credit) provision under statutory U.S. tax rates.........       (8,163)      (8,426)      (5,022)
           Increase (decrease) in taxes resulting from:
               Nontaxable items......................................        4,281        2,603         (224)
               State taxes, net of Federal benefit...................            4           55          195
               Foreign Taxes.........................................           --          108           --
           Increase (decrease) in valuation reserve..................        3,884        5,846        5,351
                                                                          --------        -----        -----
                     Income tax provision............................    $       6       $  186       $  300
                                                                          =========       =====        =====

         Income taxes associated with discontinued operations and extraordinary items have been shown net of the utilization of the net operating loss carryforward and the change in other deferred tax assets.

         Deferred tax amounts are comprised of the following at December 31:

                                                                                   1998             1997
                                                                                   ----             ----
           Deferred tax assets:
               Net operating loss carryforward:
                 Restricted net operating loss...........................     $   12,450           $15,561
                 Unrestricted net operating loss.........................         70,552            70,216
               Other.....................................................         21,718            17,209
                                                                               ---------            ------
               Total deferred tax assets.................................        104,720           102,986
                                                                                --------           -------
           Deferred tax liabilities:
               Other.....................................................         (2,659)           (5,542)
                                                                              ----------            ------
           Total deferred tax liabilities................................         (2,659)           (5,542)
                                                                              ----------            ------
           Net deferred tax assets.......................................        102,061            97,444
           Valuation allowance...........................................       (102,061)          (97,444)
                                                                                --------            ------
           Net deferred taxes............................................    $        --          $     --
                                                                              ==========            ======


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

         The Company's tax years from 1993 to 1995 are presently under audit with the Internal Revenue Service. The Company believes it has adequately reserved for any potential adjustments which may occur.

         As of December 31, 1998, the Company had consolidated net operating loss carryforwards of approximately $206,000 for tax purposes, which expire at various dates through 2008. Approximately $31,000 net operating loss carryforwards constitute pre-change losses and $175,000 of net operating losses were unrestricted.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



12.      OTHER LONG-TERM LIABILITIES

         The components of other long-term liabilities, excluding notes payable, are as follows:

                                                                                     DECEMBER 31,
                                                                 --------------------------------------------------
                                                                          1998                        1997
                                                                 -----------------------      ----------------------
                                                                 LONG-TERM      CURRENT      LONG-TERM      CURRENT
                                                                  PORTION       PORTION       PORTION       PORTION
                                                                 ---------      -------      --------       -------
           Retiree and disability obligations..............      $  4,715     $     500       $ 3,638       $ 2,000
           Minority interests..............................         2,699            --         6,112            --
           Participating loan payable......................        15,795            --            --            --
           Other long-term liabilities.....................           241            --         1,460            --
                                                                 --------     ---------      --------       -------
           Total other long-term liabilities...............      $ 23,450     $     500      $ 11,210       $ 2,000
                                                                 ========     =========      ========       =======


13.      REDEEMABLE PREFERRED SHARES

         At December 31, 1998 and 1997, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At December 31, 1998 and 1997, respectively, the carrying value of such shares amounted to $316,202 and $258,638, including undeclared dividends of $219,068 and $163,302, or $204.46 and $152.41 per share.

         The holders of Class A Senior Preferred Shares are currently entitled to receive a quarterly dividend, as declared by the Board, payable at the rate of $19.00 per annum. The Class A Senior Preferred Shares are mandatorily redeemable on January 1, 2003 at $100 per share plus accrued dividends. The Class A Senior Preferred Shares were recorded at their market value ($80 per share) at December 30, 1987, the date of issuance. The discount from the liquidation value is accreted, utilizing the interest method, as a charge to additional paid-in capital and an increase to the recorded value of the Class A Senior Preferred Shares, through the redemption date. As of December 31, 1998, the unamortized discount on the Class A Senior Preferred Shares was $6,846.

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

         The Company declared and paid cash dividends on the Class A Senior Preferred Shares of $40 per share in 1996. Undeclared dividends are accrued quarterly and such accrued and unpaid dividends shall accrue additional dividends in respect thereof compounded monthly at the rate of 19% per annum, both of which are included in the carrying amount of redeemable preferred shares, offset by a charge to additional paid-in capital.

         During the first quarter of 1996, the Company repurchased 72,104 of its Class A Senior Preferred Shares for an aggregate consideration of $10,530. The repurchase increased the Company's additional paid-in capital by $4,279 based on the difference between the purchase price and the carrying values of the shares.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         On November 18, 1996, the Company granted to an executive officer and director of the Company 36,000 Class A Senior Preferred Shares (the "Award Shares"). The Award Shares are identical with all other Class A Senior Preferred Shares issued and outstanding as of July 1, 1996, including undeclared dividends of $3,776 and declared dividends of $1,080. The Award Shares vested one-sixth on July 1, 1997 and one-sixth on each of the five succeeding one-year anniversaries thereof through and including July 1, 2002. The Company recorded deferred compensation of $5,436 representing the fair market value of the Award Shares on November 18, 1996 and $3,020 of original issue discount representing the difference between the book value of the Award Shares on November 18, 1996 and their fair market value. The deferred compensation will be amortized over the vesting period and the original issue discount will be accreted, utilizing the interest method, through the redemption date, both through a charge to compensation expense. During 1998, 1997 and 1996, the Company recorded $3,043, $2,934 and $359, respectively, in compensation expense related to the Award Shares and, at December 31, 1998 and 1997, the balance of the deferred compensation and the unamortized discount related to the Award Shares was $5,721 and $6,890, respectively.

         For information on Class A Senior Preferred Shares owned by Brooke, see Note 18.

14.      PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

         The holders of the Class B Preferred Shares, 12,000,000 shares authorized and 2,790,776 shares outstanding as of December 31, 1998 and 1997, are entitled to receive a quarterly dividend, as declared by the Board, at a rate of $3.00 per annum. Undeclared dividends are accrued quarterly at a rate of 12% per annum, and such accrued and unpaid dividends shall accrue additional dividends in respect thereof, compounded monthly at the rate of 12% per annum.

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

         No dividends on the Class B Preferred Shares have been declared since the fourth quarter of 1988. The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $165,856 and $139,412 at December 31, 1998 and 1997, respectively. These undeclared dividends represent $59.43 and $49.95 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


15.      COMMON SHARES

         On November 18, 1996, the Company granted an executive officer and director of the Company nonqualified options to purchase 330,000 Common Shares at a price of $.58 per share and 97,000 Class B Preferred Shares at a price of $1.85 per share. These options may be exercised on or prior to July 1, 2006 and vest one-sixth on July 1, 1997 and one-sixth on each of the five succeeding anniversaries thereof through and including July 1, 2002. The Company recognized compensation expense of $108 in 1998, $15 in 1997 and $24 in 1996 from these option grants and recorded deferred compensation of $475 and $158 representing the intrinsic value of these options at December 31, 1998 and December 31, 1997, respectively.

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the nonqualified stock options been determined based upon the fair value at the grant date consistent with SFAS No. 123, the Company's net loss in 1998 and 1997 would have been increased by $316 and by $33 in 1996. The fair value of the nonqualified stock options was estimated at $1,774 using the Black-Scholes option-pricing model with the following assumptions: volatility of 171% for the Class B Preferred Shares and 101% for the Common Shares, a risk free interest rate of 6.2%, an expected life of 10 years, and no expected dividends or forfeiture.

16.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The composition of accounts payable and accrued liabilities is as follows:

                                                                                           DECEMBER 31,
                                                                                       ----------------------
                                                                                       1998              1997
                                                                                       ----              ----
           Accounts payable and accrued liabilities:
               Accrued compensation.........................................         $  9,753          $11,202
               Excise tax payable(a)........................................            4,400            4,400
               Deferred rent................................................            4,739            4,560
               Unearned revenues............................................               79           10,163
               Taxes (property and miscellaneous)...........................            2,637            5,029
               Accrued expenses and other liabilities.......................           10,439           19,868
                                                                                      -------           ------
                   Total....................................................          $32,047          $55,222
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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              DECEMBER 31,
                                                                       1998                 1997
                                                                       ----                 ----
           Restructuring accruals(a).......................           $  8,085             $  8,196
           Money transfer payable(b).......................              4,279                4,415
                                                                       -------              -------
                 Total.....................................            $12,364              $12,611
                                                                       =======              =======

---------------

      (a) Restructuring accruals at December 31, 1998 consisted of $6,771 of disputed claims, primarily related to leases and former employee benefits, and $1,178 of other restructuring accruals. In 1996, the Company reversed $9,706 of prior year restructuring accruals as a result of settlements on certain of its prepetition claims and vacated real estate lease obligations.

      (b) Represents unclaimed money transfers issued by the Company prior to January 1, 1990. The Company is currently in litigation in Bankruptcy Court seeking a determination that these monies are not an obligation of the Company. There can be no assurance as to the outcome of the litigation.

18.      RELATED PARTY TRANSACTIONS

         At December 31, 1998, Brooke, a company under the control of Bennett
S. LeBow, Chairman of the Company's Board of Directors, held 3,989,710 Common Shares (approximately 41.7% of such class), 618,326 Class A Senior Preferred Shares (approximately 57.7% of such class), and 250,885 Class B Preferred Shares (approximately 8.9% of such class) which represented in the aggregate 42.1% of all voting power. Several of the other officers and directors of the Company are also affiliated with Brooke. In 1995, the Company signed an expense sharing agreement with Brooke pursuant to which certain lease, legal and administrative expenses are allocated to the entity incurring the expense. The Company expensed approximately $502, $312 and $462 under this agreement in 1998, 1997, and 1996, respectively.

         The Joint Plan imposes a number of restrictions on transactions between the Company and certain affiliates of the Company, including Brooke.

         On December 18, 1996, the Company loaned BGLS Inc. ("BGLS"), a wholly-owned subsidiary of Brooke, $990 under a short-term promissory note due January 31, 1997 and bearing interest at 14%. On January 2, 1997, the Company loaned BGLS an additional $975 under another short-term promissory note due January 31, 1997 and bearing interest at 14%. Both loans including interest were repaid on January 31, 1997. In September 1998, the Company made a one-year $950,000 loan to BGLS, which bears interest at 14% per annum. At December 31, 1998, the loan and accrued interest thereon of $984 was included in other current assets.

         During 1998, one director of the Company and during 1996 and 1997, two directors of the Company, were affiliated with law firms that rendered legal services to the Company. The Company paid these firms $516, $568 and $4,141 during 1998, 1997 and 1996, respectively, for legal services. An executive officer and director of the Company is a shareholder and registered representative in a broker-dealer to which the Company paid $128, $522 and $317 in 1998, 1997 and 1996, respectively, in brokerage commissions and other income, and is also a shareholder in an insurance company that received ordinary and customary insurance commissions from the Company and its affiliates of $128, $133 and $136 in 1998, 1997 and 1996, respectively. The broker-dealer, in the ordinary course of its business, engages in brokerage activities with Ladenburg on customary terms.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

         The clearing operations for Ladenburg's securities transactions are provided by several brokers. At December 31, 1998, substantially all of the securities owned and the amounts due from brokers reflected in the consolidated balance sheet are positions held at and amounts due from one clearing broker. Ladenburg is subject to credit risk should this broker be unable to fulfill its obligations.

         In the normal course of its business, Ladenburg enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments consist of financial futures contracts and written index option contracts. Financial futures contracts provide for the delayed delivery of a financial instrument with the seller agreeing to make delivery at a specified future date, at a specified price. These futures contracts involve elements of market risk in excess of the amounts recognized in the consolidated statement of financial condition. Risk arises from changes in the values of the underlying financial instruments or indices. At December 31, 1998, Ladenburg had commitments to purchase and sell financial instruments under futures contracts of $3,113 and $1,378, respectively.

         Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time from the seller ("writer") of the option and are settled in cash. Ladenburg generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. As a writer of options, Ladenburg receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option. Financial instruments have the following notional amounts as December 31, 1998:

                                                        LONG            SHORT
                                                    ---------      ------------

           Equity and index options.................   $24,555          $3,755
           Financial futures contracts..............     2,954           1,532

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The table below discloses the fair value at December 31, 1998 of these commitments, as well as the average fair value during the year ended December 31, 1998, based on monthly observations.


                                                              DECEMBER 31, 1998               AVERAGE
                                                            -----------------------    ---------------------
                                                              LONG         SHORT         LONG         SHORT
                                                             -------       ------      --------       ------
           Equity and index options..................        $   870       $   241     $  5,385       $12,469
           Financial futures contracts...............          3,113         1,378       23,261         2,098

         For the years ended December 31, 1998, 1997, and 1996, the net loss arising from options and futures contracts included in net gain on principal transactions was $3,661 $2,399, and $6,012, respectively. The Company's accounting policy related to derivatives is to value these instruments, including financial futures contracts and written index option contracts, at the last reported sales price. The measurement of market risk is meaningful only when related and offsetting transactions are taken into consideration.

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

                                                           DECEMBER 31, 1998           DECEMBER 31, 1997
                                                           -----------------           -----------------
                                                         CARRYING        FAIR        CARRYING        FAIR
                                                          AMOUNT        VALUE         AMOUNT        VALUE
                                                         --------       -----        --------       -----
           Financial assets:
               Cash and cash equivalents...........     $  16,444     $  16,444     $  11,606     $  11,606
               Investments available for sale......        37,567        37,567        51,993        51,993
               Trading securities owned............         8,984         8,984        49,988        49,988
               Restricted assets...................         7,302         7,302         5,716         5,716
               Receivable from clearing brokers....        22,561        22,561         1,205         1,205
               Long-term investments (Note 8)......         9,226        12,282        27,224        33,329
           Financial liabilities:
               Margin loans payable................        13,088        13,088        13,012        13,012
               Notes payable.......................        57,546        57,546       177,074       177,074
               Redeemable preferred shares.........       316,202       107,146       258,638       102,860


                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


21.      BUSINESS SEGMENT INFORMATION

         The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the years ended December 31, 1998, 1997 and 1996:



                                           BROKER-                       COMPUTER       CORPORATE
                                            DEALER      REAL ESTATE      SOFTWARE       AND OTHER        TOTAL
                                           --------     -----------      --------       ----------       -----
           1998
           Revenues....................   $  66,569     $  25,259       $     794      $   9,465        $102,087
           Operating loss..............      (6,175)         (192)         (6,130)       (12,915)        (25,412)
           Identifiable assets.........      53,160        87,670           1,241        130,651         272,722
           Depreciation and
              amortization.............       1,125         4,373             693            304           6,495
           Capital expenditures........         428        18,270              83             38          18,819

           1997
           Revenues....................   $  56,197     $  27,067        $  3,947      $  27,357        $114,568
           Operating (loss) income.....      (9,958)       (7,827)         (8,156)           520         (25,421)
           Identifiable assets.........      77,511       276,770           5,604         81,506         441,391
           Depreciation and
              amortization.............       1,035         7,469             815             95           9,414
           Capital expenditures........       1,627        10,777             466          1,385          14,255

           1996
           Revenues....................     $71,960     $  23,559        $ 15,017        $20,329        $130,865
           Operating loss..............        (345)         (745)        (15,082)        (2,417)        (18,589)
           Identifiable assts.........       76,302       182,645          11,686        135,787         406,540
           Depreciation and
              Amortization.............         600         3,622             532              3           4,757
           Capital expenditures........       3,644       183,193           1,596             18         188,451


22.      DISCONTINUED OPERATIONS

         During the fourth quarter of 1996, the Company received $5,774 in cash and $600 in a promissory note (paid in 1997) in settlement of a receivable claim originally filed by the Company's former Western Union telegraph business. In addition, the Company reduced its liability related to certain Western Union retirees by $784. The Company recorded the gain on settlement of $6,374 and liability reduction of $784 as gain on disposal of discontinued operations. During 1997, the Company recorded a gain on disposal of discontinued operations of $3,687 related to reversals in estimates of certain pre-petition claims under Chapter 11 and restructuring accruals which resulted from the Company's former money transfer business. The Company recorded a gain on disposal of discontinued operations of $7,740 in 1998 related to the settlement of a lawsuit originally initiated by the Western Union telegraph business.

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                                                GROSS AMOUNT CARRIED
                                                                                 AT CLOSE OF PERIOD
                                                               COST       --------------------------------
                                          INITIAL COST      CAPITALIZED              BUILDINGS
     DESCRIPTION                       ------------------     NET OF                    AND                  ACCUMULATED
    AND LOCATION       ENCUMBRANCES     LAND     BUILDING    DELETIONS     LAND     IMPROVEMENTS    TOTAL    DEPRECIATION
    ------------       -------------   -------   --------   -----------   -------   ------------   -------   ------------
Office Buildings:
 Bernards Township,
   NJ                    $ 43,838      $10,059   $ 38,432    $ (48,491)   $    --     $    --      $    --      $   --
 Bernards Township,
   NJ                      10,283        2,342      9,172      (11,514)        --          --           --          --
 Troy, MI                  22,384                  23,581      (23,581)        --          --           --          --
 Troy, MI                  22,798        7,049     21,147      (28,196)        --          --           --          --
 Ducat Place I                              --      5,561       (5,561)        --          --           --          --
 Ducat Place II            20,078           --     59,300      (59,300)        --          --           --          --
 Ducat Place III               --       13,600         --      (13,600)        --          --           --          --
 Kindergarten
   Building                    --           --        912           --         --         912          912          --
 Kremlin Site                  --           --         --       18,013     18,013          --       18,013          --
                         --------      -------   --------    ---------    -------     -------      -------      ------
                          119,381       33,050    158,105     (172,230)    18,013         912       18,925          --
                         --------      -------   --------    ---------    -------     -------      -------      ------
Shopping Centers:
 Tri Cities, WA             5,919        2,981      7,692           --      2,981       7,692       10,673         807
 Santa Fe, NM               8,331        3,233      6,423           11      3,233       6,434        9,667         667
 Portland, OR               4,875          949      6,374       (1,098)       722       5,053        6,225         542
 Marathon, FL                  --          624      3,299       (3,923)        --          --           --          --
 Seattle, WA               10,717        3,354      9,069          544      3,354       9,613       12,967         948
 Charleston, WV            11,238        2,510     10,516          317      2,511      10,832       13,343         791
 Royal Palm Beach, FL       8,539        2,032      7,867            8      2,032       7,875        9,907         826
 Lincoln, NE                5,182        1,254      4,750          260      1,254       5,010        6,264         515
                         --------      -------   --------    ---------    -------     -------      -------      ------
                           54,801       16,937     55,990       (3,881)    16,087      52,959       69,046       5,096
                         --------      -------   --------    ---------    -------     -------      -------      ------
Total                    $174,182      $49,987   $214,095    $(176,111)   $34,100     $53,871      $87,971      $5,096
                         ========      =======   ========    =========    =======     =======      =======      ======


     DESCRIPTION          DATE          DATE      DEPRECIABLE
    AND LOCATION       CONSTRUCTED    ACQUIRED       LIFE
    ------------       -----------   ----------   -----------
Office Buildings:
 Bernards Township,
   NJ                     1991         Jan 1996       40
 Bernards Township,
   NJ                     1994         Jan 1996       40
 Troy, MI                 1987         Jan 1996       40
 Troy, MI                 1990         Jan 1996       40
 Ducat Place I            1993         Jan 1997       40
 Ducat Place II           1997         Jan 1997       40
 Ducat Place III          1997         Jan 1997       40
 Kindergarten
   Building                          April 1998       40
 Kremlin Site                              1998       40
Shopping Centers:
 Tri Cities, WA           1980         Jan 1996       25
 Santa Fe, NM             1964         Jan 1996       25
 Portland, OR             1978         Jan 1996       25
 Marathon, FL             1972         Jan 1996       25
 Seattle, WA              1988         Jan 1996       25
 Charleston, WV           1985         Jan 1996       25
 Royal Palm Beach, FL     1985         Jan 1996       25
 Lincoln, NE              1964         Jan 1996       25
Total

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

RECONCILIATION OF CARRYING COSTS AND ACCUMULATED DEPRECIATION

                                                                        BUILDINGS
                                                                           AND                   ACCUMULATED
                                                              LAND     IMPROVEMENTS    TOTAL     DEPRECIATION
                                                             -------   ------------   --------   ------------
Balance at 1/1/96                                            $    --     $     --     $     --      $   --
                                                             -------     --------     --------      ------
Additions during period
  Acquisitions through foreclosure                                --           --           --          --
  Other acquisitions                                          36,387      148,322      184,709          --
  Improvements, etc.                                              --          209          209          --
  Depreciation expense                                            --           --           --       3,622
                                                             -------     --------     --------      ------
         Total additions                                      36,387      148,531      184,918       3,622
                                                             -------     --------     --------      ------
Deductions during period:
  Cost of real estate sold                                       227        1,498        1,725          --
                                                             -------     --------     --------
Balance at 12/31/96                                          $36,160     $147,033     $183,193      $3,622
                                                             -------     --------     --------      ------
Additions during period
  Acquisitions through foreclosure                                --           --           --
  Other acquisitions                                          22,623       64,861       87,484
  Improvements, etc.                                              --        7,454        7,454
  Depreciation expense                                            --           --           --       5,197
                                                             -------     --------     --------      ------
         Total Additions                                      22,623       72,315       94,938       5,197
                                                             -------     --------     --------      ------
Deductions during period:
  Cost of real estate sold                                       624        8,897        9,521         177
                                                             -------     --------     --------      ------
Balance at 12/31/97                                          $58,159     $210,451     $268,610      $8,642
                                                             -------     --------     --------      ------

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

Additions during period
  Acquisition through foreclosure                              --        --         --
  Other acquisitions                                           --        --         --
  Improvements, etc.                                       17,324       912     18,236
  Depreciation expense                                         --        --         --    3,985
                                                          -------   -------   --------   ------
          Total additions                                  17,324       912     18,236    3,985
                                                          -------   -------   --------   ------
Deductions during period:
  Real estate contributed to joint venture                 21,933    65,650     87,583    1,050
  Cost of real estate sold                                 19,450    91,842    111,292    6,481
                                                          -------   -------   --------   ------
Balance at 12/31/98                                       $34,100   $53,871   $ 87,971   $5,096
                                                          -------   -------   --------   ------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Thinking Machines Corporation:

         We have audited the accompanying consolidated balance sheets of Thinking Machines Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' investment and cash flows for the year ended December 31, 1997 and for the period from February 8, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thinking Machines Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997 and the period from February 8, 1996 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

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

Date:    April 6, 1999

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 6, 1999.

        SIGNATURE                          TITLE
        ---------                          -----

/s/ Bennett S. LeBow
----------------------------   Chairman of the Board and Chief Executive Officer
    Bennett S. LeBow            (Principal Executive Officer)

/s/ J. Bryant Kirkland III
----------------------------  Vice President, Treasurer, and Chief
    J. Bryant Kirkland III      Financial Officer (Principal Financial
                                Officer and Principal Accounting Officer)

/s/ Henry C. Beinstein
----------------------------  Director
    Henry C. Beinstein

/s/ Arnold I. Burns
----------------------------  Director
    Arnold I. Burns

/s/ Ronald J. Kramer
----------------------------  Director
    Ronald J. Kramer

/s/ Richard J. Lampen
----------------------------  Director
    Richard J. Lampen

/s/ Howard M. Lorber
----------------------------  Director
    Howard M. Lorber

/s/ Barry W. Ridings
----------------------------  Director
    Barry W. Ridings