Form 10-Q
period 1999-03-31
NEW VALLEY CORP
filed 1999-05-17
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 (305) 579-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                              ----     ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT. YES  X   NO
                         ----     ----

     AS OF MAY 14, 1999, THERE WERE OUTSTANDING 9,577,624 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.


================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION

                                                                                             Page
                                                                                             ----

     Item 1.        Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of March 31,
                        1999 and December 31, 1998....................................         3

                    Condensed Consolidated Statements of Operations for
                        the three months ended March 31, 1999 and 1998................         4

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Deficiency for the three months
                        ended March 31, 1999..........................................         5

                    Condensed Consolidated Statements of Cash Flows for
                        the three months ended March 31, 1999 and 1998................         6

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................         7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................        14

     Item 3.        Quantitative and Qualitative Disclosures About
                        Market Risk...................................................        21

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................        22

     Item 3.        Defaults Upon Senior Securities...................................        22

     Item 6.        Exhibits and Reports on Form 8-K..................................        22

SIGNATURE.............................................................................        23


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  --------------- -----------------
                                                                                    March 31,       December 31,
                                                                                  --------------- -----------------
                                                                                       1999             1998
                                                                                  --------------- -----------------
                                     ASSETS

Current assets:
     Cash and cash equivalents.............................................           $  10,312      $   16,444
     Investment securities available for sale..............................              36,563          37,567
     Trading securities owned..............................................               6,562           8,984
     Restricted assets.....................................................               1,192           1,220
     Receivable from clearing brokers......................................              12,575          22,561
     Other current assets..................................................               3,647           4,675
                                                                                      ---------      ----------
         Total current assets..............................................              70,851          91,451
                                                                                      ---------      ----------

Investment in real estate, net.............................................              83,049          82,875
Furniture and equipment, net...............................................              10,393          10,444
Restricted assets..........................................................               8,909           6,082
Long-term investments, net.................................................              11,726           9,226
Investment in joint venture................................................              63,690          65,193
Other assets...............................................................               6,020           7,451
                                                                                      ---------      ----------
         Total assets......................................................           $ 254,638      $  272,722
                                                                                      =========      ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Margin loan payable...................................................           $   4,044      $   13,088
     Current portion of notes payable and long-term obligations............               2,708           2,745
     Accounts payable and accrued liabilities..............................              26,863          32,047
     Prepetition claims and restructuring accruals.........................              12,340          12,364
     Income taxes..........................................................              18,361          18,702
     Securities sold, not yet purchased....................................               2,659           4,635
                                                                                      ---------      ----------
         Total current liabilities.........................................              66,975          83,581
                                                                                      ---------      ----------

Notes payable..............................................................              54,801          54,801
Other long-term liabilities................................................              28,200          23,450
Commitments and contingencies..............................................                  --              --
Redeemable preferred shares................................................             332,198         316,202

Stockholders' deficiency:
     Cumulative preferred shares; liquidation preference of $69,769,
       dividends in arrears: $172,905 and $165,856.........................                 279             279
     Common Shares, $.01 par value; 850,000,000 shares
       authorized; 9,577,624 shares outstanding............................                  96              96
     Additional paid-in capital............................................             534,568         550,119
     Accumulated deficit...................................................            (759,598)       (758,016)
     Unearned compensation on stock options................................                (148)           (475)
     Accumulated other comprehensive income................................              (2,733)          2,685
                                                                                      ---------      ----------
         Total stockholders' deficiency....................................            (227,536)       (205,312)
                                                                                      ---------      ----------
         Total liabilities and stockholders'deficiency.....................           $ 254,638      $  272,722
                                                                                      =========      ==========


     See accompanying Notes to Condensed Consolidated Financial Stctements.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       -----------------------------------------
                                                                             Three Months Ended March 31,
                                                                       -----------------------------------------
                                                                              1999                 1998
                                                                       -------------------- --------------------
Revenues:
     Principal transactions, net................................          $    4,776           $    5,893
     Commissions................................................              11,126                6,676
     Corporate finance fees.....................................               1,438                3,238
     Gain on sale of investments, net...........................                 499                5,596
     Loss from joint venture....................................              (1,503)                (329)
     Real estate leasing........................................               2,230                7,776
     Computer sales and service.................................                 251                  413
     Interest and dividends.....................................               1,261                2,849
     Other income...............................................               2,692                1,728
                                                                          ----------           ----------
         Total revenues.........................................              22,770               33,840
                                                                          ----------           ----------

Cost and expenses:
     Selling, general and administrative........................              26,592               30,100
     Interest...................................................               2,325                4,160
                                                                          ----------           ----------
         Total costs and expenses...............................              28,917               34,260
                                                                          ----------           ----------

Loss from continuing operations before income taxes
     and minority interests.....................................              (6,147)                (420)
Income tax provision............................................                  15                    6
Minority interest in loss of consolidated subsidiaries..........                 480                  583
                                                                          ----------           ----------
(Loss) income from continuing operations........................              (5,682)                 157
Discontinued operations:
     Gain on disposal of discontinued operations................               4,100                   --
                                                                          ----------           ----------
     Income from discontinued operations........................               4,100                   --
                                                                          ----------           ----------
         Net (loss) income......................................              (1,582)                 157
Dividend requirements on preferred shares.......................             (22,219)             (18,832)
                                                                          ----------           ----------
Net loss applicable to Common Shares............................          $  (23,801)          $  (18,675)
                                                                          ==========           ==========
Loss per Common Share (basic and diluted):
     Continuing operations......................................          $    (2.92)          $    (1.95)
     Discontinued operations....................................                 .43                  --
                                                                          ----------           ----------
     Net loss per Common Share..................................          $    (2.49)          $    (1.95)
                                                                          ==========           ==========
Number of shares used in computation............................           9,577,624            9,577,624
                                                                          ==========           ==========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                            STOCKHOLDERS' DEFICIENCY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                 Unearned      Accumulated
                                            Class B                                            Compensation       Other
                                           Preferred    Common      Paid-In     Accumulated      on Stock     Comprehensive
                                            Shares      Shares      Capital       Deficit        Options          Income
                                           ---------    ------      -------     -----------    ------------   -------------
Balance, December 31, 1998............         $279        $96     $550,119      $(758,016)    $   (475)       $  2,685

   Net income.........................                                              (1,582)
   Undeclared dividends and accretion
     on redeemable preferred shares...                              (15,171)
   Unrealized loss on investment
     securities.......................                                                                           (5,418)
   Adjustment to unearned compensation
     on stock options.................                                 (327)                        327
   Compensation expense on stock
     option grants....................

                                                                        (53)
                                                ---         --      -------       --------       ------         -------
Balance, March 31, 1999...............         $279        $96     $534,568      $(759,598)     $  (148)       $ (2,733)
                                                ===         ==      =======       ========       ======         =======






























     See accompanying Notes to Condensed Consolidated Financial Stctements.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                  ----------------------------------
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ----------------------------------
                                                                                       1999              1998
                                                                                  ---------------- -----------------
Cash flows from operating activities:
   Net (loss) income.......................................................          $   (1,582)       $     157
   Adjustments to reconcile net (loss) income to net cash provided from
    (used for) operating activities:
     Income from discontinued operations...................................              (4,100)              --
     Loss from joint venture...............................................               1,503              329
     Depreciation and amortization.........................................                 898            2,344
     Stock based compensation expense......................................                 774              828
     Changes in assets and liabilities, net of effects from acquisitions:
        Decrease (increase) in receivables and other assets................              14,375           (9,586)
        (Decrease) increase in income taxes................................                (340)             440
        (Decrease) increase in accounts payable and accrued liabilities....              (6,884)           2,766
                                                                                      ---------         --------
     Net cash provided from (used for) continuing operations...............               4,644           (2,722)
     Net cash provided from discontinued operations........................               4,100               --
                                                                                      ---------         --------
Net cash provided from (used for) operating activities.....................               8,744           (2,722)
                                                                                      ---------         --------
Cash flows from investing activities:
     Sale or maturity of investment securities.............................               2,947            8,129
     Purchase of investment securities.....................................              (6,858)            (913)
     Sale or liquidation of long-term investments..........................                  --            1,901
     Purchase of long-term investments.....................................              (2,500)          (1,951)
     Sale of real estate...................................................                 920               --
     Purchase of real estate...............................................              (1,615)          (1,419)
     Purchase of furniture and fixtures....................................                (312)            (197)
     Payment of prepetition claims.........................................                 (24)            (847)
     Increase in restricted assets.........................................              (2,827)             (68)
     Net cash transferred to joint venture.................................                  --             (487)
                                                                                      ---------         --------
Net cash (used for) provided from investing activities.....................             (10,269)           4,148
                                                                                      ---------         --------
Cash flows from financing activities:
     Decrease in margin loan payable.......................................              (9,044)          (2,842)
     Proceeds from participating loan......................................               4,473               --
     Prepayment of notes payable...........................................                 (36)            (291)
                                                                                       ---------         --------
Net cash used for financing activities.....................................              (4,607)          (3,133)
                                                                                      ---------         --------
Net decrease in cash and cash equivalents..................................              (6,132)          (1,707)
Cash and cash equivalents, beginning of period.............................              16,444           11,606
                                                                                      ---------         --------
Cash and cash equivalents, end of period...................................           $  10,312         $  9,899
                                                                                      =========         ========






     See accompanying Notes to Condensed Consolidated Financial Stctements.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries (the "Company"). The consolidated financial statements as of March 31, 1999 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for an entire year.

      These financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

      USE OF ESTIMATES

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

      RECLASSIFICATIONS

      Certain reclassifications have been made to prior interim period financial information to conform with current year presentation.

      PROPOSED RECAPITALIZATION PLAN

      The Company has submitted for approval of its stockholders at its 1999 annual meeting, which will be held on May 21, 1999, a proposed recapitalization of its capital stock (the "Recapitalization Plan"). Under the Recapitalization Plan, each of the Company's outstanding Class A Senior Preferred Shares would be reclassified and changed into 20 Common Shares and one Warrant to purchase Common Shares (the "Warrants"). Each of the Class B Preferred Shares would be reclassified and changed into one-third of a Common Share and five Warrants. The existing Common Shares would be reclassified and changed into one-tenth of a Common Share and three-tenths of a Warrant. The authorized number of Common Shares would be reduced from 850,000,000 to 100,000,000. The Warrants to be issued as part of the Recapitalization Plan would have an exercise price of $12.50 per share subject to adjustment in certain circumstances and be exercisable for five years following the effective date of the Company's Registration Statement covering the underlying Common Shares. The Warrants would not be callable by the Company for a three-year period. Upon completion of the Recapitalization Plan, the Company will apply for listing of the Common Shares and Warrants on NASDAQ.

      Completion of the Recapitalization Plan would be subject to, among other things, approval by the required holders of the various classes of the Company's shares. Brooke Group Ltd. ("Brooke"), the Company's principal stockholder, has agreed to vote all of its shares in the Company in favor of the Recapitalization Plan. As a result of the Recapitalization Plan and assuming no warrant holder

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



      exercises its Warrants, Brooke will increase its ownership of the outstanding Common Shares of the Company from 42.3% to 55.1% and its total voting power from 42% to 55.1%.

       The Company believes the proposed Recapitalization Plan will simplify the current capital structure of the Company by replacing it with a single class of equity securities. The exchange of the Preferred Shares for Common Shares will eliminate dividend arrearages, thus increasing the net worth of the Company by approximately $332,198 on a pro forma basis as of March 31, 1999. It will also remove the need to redeem the Class A Senior Preferred Shares in 2003. The resulting improvement in the net worth of the Company, along with a hoped for increase in the price of the Common Shares, should increase the likelihood of having the Common Shares quoted on NASDAQ. This, along with a more transparent capital structure, should increase the liquidity of the Company's securities, improve the valuation of the Common Shares and provide a currency for acquisitions and financings. Finally, the recapitalization will allow the voting rights of stockholders to properly reflect the economic interest of such stockholders.

      NEW ACCOUNTING PRONOUNCEMENTS.

      In June, 1998, FASB issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

2.    INVESTMENT IN WESTERN REALTY

      WESTERN REALTY DEVELOPMENT LLC

      In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, the Company agreed, among other things, to contribute the real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below. Through March 31, 1999, Apollo had funded $36,529 of its investment in Western Realty Ducat.

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

      Western Realty Ducat will seek to make additional real estate and other investments in Russia. Western Realty Ducat has made a $30,000 participating loan to, and payable out of a 30% profits interest in Western Tobacco Investments LLC ("WTI"), a company organized by Brooke (Overseas) Ltd., a subsidiary of Brooke, which, among other things, holds the interests of Brooke (Overseas) Ltd. in Liggett-Ducat Ltd. and the new factory being constructed by Liggett-Ducat Ltd. on the outskirts of Moscow. Western Realty Ducat has recognized as other income $1,002, which represents 30% of WTI's net income for the three months ended March 31, 1999.

      Summarized financial information as of March 31, 1999 and December 31, 1998 and for the three month period ended March 31, 1999 and for the period from February 20, 1998 (date of inception) to March 31, 1998 for Western Realty Ducat follows:

                                                                MARCH 31, 1999          DECEMBER 31, 1998
                                                                --------------          -----------------
           Current assets................................         $    2,939               $       857
           Participating loan receivable.................             32,993                    31,991
           Real estate, net..............................             86,307                    85,761
           Furniture and fixtures, net...................                230                       179
           Noncurrent assets.............................                538                       631
           Goodwill, net.................................              7,016                     7,636
           Notes payable - current.......................              5,703                     4,999
           Current liabilities...........................              5,445                     5,802
           Notes payable.................................             13,143                    14,656
           Long-term liabilities.........................                756                       756
           Members' equity...............................            104,976                   100,842


                                                                                        February 20, 1998
                                                              Three months ended       (date of inception)
                                                                March 31, 1999          to March 31, 1998
                                                                --------------          -----------------

           Revenues......................................         $    3,448               $       927
           Costs and expenses............................              4,425                     1,256
           Other income..................................              1,002                        --
           Income tax provision..........................                 16                        --
           Net loss......................................                  9                      (329)

      WESTERN REALTY REPIN LLC

      In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25,000 participating loan (the "Repin Loan") to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of two adjoining sites

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


      totaling 10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin. BML, which is planning the development of a
      1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 95.2% of one site and 52% of the other site at March 31, 1999. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment ($18,750), together with a 20% annual rate of return, and the Company will then be entitled to a return of its investment ($6,250), together with a 20% annual rate of return; subsequent distributions will be made 50% to the Company and 50% to Apollo. Western Realty Repin will be managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. All material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

      Through March 31, 1999, Western Realty Repin has advanced $25,000 under the Repin Loan to BML, of which $18,773 was funded by Apollo and is classified in other long-term obligations on the consolidated balance sheet at March 31, 1999. The Repin Loan, which bears no fixed interest, is payable only out of 100% of the distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions shall be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the Repin Loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds of the Repin Loan to repay the Company for certain expenditures on the Kremlin Sites previously incurred. The Repin Loan is due and payable upon the dissolution of BML and is collateralized by a pledge of the Company's shares of BML.

      As of March 31, 1999, BML had invested $19,621 in the Kremlin Sites and held $3,525, in cash, which was restricted for future investment. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6,000 (which has been funded) in 1999 and $22,000 in 2000 in the development of the property.

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




3.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of accumulated other comprehensive income. The Company had realized gains on sales of investment securities available for sale of $499 for the three months ended March 31, 1999.

      The components of investment securities available for sale at March 31, 1999 are as follows:

                                                                       GROSS          GROSS
                                                                     UNREALIZED    UNREALIZED         FAIR
                                                          COST          GAIN          LOSS            VALUE
                                                          ----          ----          ----            -----
          Marketable equity securities.................  $39,297        $   254      $  6,444        $33,107
          Marketable warrants..........................       --          3,456            --          3,456
                                                         -------        -------      --------        -------
          Investment securities........................  $39,297        $ 3,710      $  6,444        $36,563
                                                         =======        =======      ========        =======

4.    LONG-TERM INVESTMENTS

      At March 31, 1999, long-term investments consisted primarily of investments in limited partnerships of $11,726. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $2,600 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's investments in limited partnerships are illiquid and the ultimate realization of these investments are subject to the performance of the underlying partnership and its management by the general partners.

5.    REDEEMABLE PREFERRED SHARES

      At March 31, 1999, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At March 31, 1999 and December 31, 1998, respectively, the carrying value of such shares amounted to $332,198 and $316,202, including undeclared dividends of $234,581 and $219,068 or $218.94 and $204.46 per share. As of March 31, 1999, the unamortized discount on the Class A Senior Preferred Shares was $6,586.

      For the three months ended March 31, 1999 and 1998, the Company recorded $774 and $828 in compensation expense related to certain Class A Senior Preferred Shares awarded to an officer of the Company in 1996. At March 31, 1999 and December 31, 1998, the balance of the deferred compensation and the unamortized discount related to these award shares was $5,416 and $5,721, respectively.

6.    PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

      The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $172,905 and $165,856 at March 31, 1999 and December 31, 1998, respectively. These undeclared dividends represent $61.96 and $59.43 per share as of the end of each period. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares are not mandatorily redeemable.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


7.    CONTINGENCIES

      LAWSUITS

      On or about March 13, 1997, a shareholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke in the Delaware Chancery Court, by a stockholder of the Company. The suit alleges that the Company's purchase in January 1997 of the shares of BML from Brooke (Overseas) Ltd. constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. The Company's time to respond to the complaint has not yet expired. The Company believes that the allegations were without merit. Although there can be no assurances, management is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

8.    BUSINESS SEGMENT INFORMATION

      The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three months ended March 31, 1999 and 1998:

                                        BROKER-                       COMPUTER      CORPORATE
                                         DEALER      REAL ESTATE      SOFTWARE      AND OTHER        TOTAL
                                         ------      -----------      --------      ---------        -----
        1999
        ----
        Revenues....................     $19,030      $  2,323      $     251      $    1,166      $  22,770
        Operating (loss) income.....          25        (1,225)        (1,601)         (3,346)        (6,147)
        Identifiable assets.........      38,957        91,091            985         123,605        254,638
        Depreciation and
           amortization.............         198           532            120              48            898
        Capital expenditures........          --         1,615             26             286          1,927

        1998
        ----
        Revenues....................     $19,425      $  7,776      $     413      $    6,226      $  33,840
        Operating (loss) income.....      (1,224)          (20)        (1,249)          2,073           (420)
        Depreciation and
           amortization.............         304         1,746            236              58          2,344
        Capital expenditures........         112         1,419             27              58          1,616

9.    INCOME FROM DISCONTINUED OPERATIONS

      The Company recorded a gain on disposal of discontinued operations of $4,100 for the three months ended March 31, 1999 related to the settlement of a lawsuit originally initiated by the Company's former Western Union telegraph business.

10.   COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components. Comprehensive income is a measure that reflects all changes in stockholders' equity, except those resulting from transactions with stockholders. For the Company, comprehensive income includes net income and changes in the value of equity securities that have not been included in net income. For the three months ended March 31, 1999 and 1998, comprehensive loss applicable to Common Shares was $29,219 and $21,493, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                  ------------------------------------------------

INTRODUCTION
------------

The Company's Condensed Consolidated Financial Statements include the accounts of Ladenburg Thalmann & Co. Inc. ("Ladenburg"), BrookeMil Ltd. ("BML"), Thinking Machines Corporation ("Thinking Machines") and other subsidiaries.

RECENT DEVELOPMENTS
-------------------

PROPOSED RECAPITALIZATION PLAN. The Company has submitted the proposed Recapitalization Plan to its stockholders at the 1999 annual meeting of stockholders which will be held on May 21, 1999. The Recapitalization Plan, if implemented, will have a significant effect on the Company's financial position and results of operations. See Note 1 to the Quarterly Condensed Consolidated Financial Statements.

WESTERN REALTY DUCAT. In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. In connection with the formation of Western Realty Ducat, the Company agreed, among other things, to contribute certain real estate assets of BML, including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat, and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below. The Company accounts for its non-controlling interest in Western Realty Ducat by the equity method. See Note 2 to the Quarterly Condensed Consolidated Financial Statements.

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

THE KREMLIN SITES. BML is planning the development of two adjoining sites totaling 10.25 acres (the "Kremlin Sites") located in Moscow across the Moscow River from the Kremlin Sites. BML, which is planning to develop a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin Sites, owned 95.2% of one site and 52% of the other site at March 31, 1999. In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a $25,000 participating loan to BML (the "Repin Loan"). The proceeds of the Repin Loan will be used by BML for the acquisition and preliminary development of the Kremlin Sites (see Note 2 to the Consolidated Financial Statements). As of March 31, 1999, BML had invested $19,621 in the Kremlin Sites and held $3,525, in cash, which was restricted for future investment.

SALE OF OFFICE BUILDINGS. On September 28, 1998, the Company completed the sale of its four U.S. office buildings for an aggregate purchase price of $112,400.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NEW ACCOUNTING PRONOUNCEMENTS. In June, 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

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

LADENBURG. Ladenburg has recently completed a plan to address Year 2000 compliance. Ladenburg's plan addresses external interfaces with third party computer systems necessary in the broker-dealer industry. It also addresses internal operations software necessary to continue operations on a daily basis. Ladenburg anticipates that all phases of its Year 2000 plan except for the contingency planning phase will be complete by July 1999 and will cost approximately $650. The cost is inclusive of hardware and software upgrades and replacements as well as consulting. Ladenburg anticipates that the remaining costs will be incurred by July 1999. Ladenburg anticipates completing the contingency planning phase in May 1999.

EXTERNAL SERVICE PROVIDERS. The modifications for Year 2000 compliance by the Company and its subsidiaries are proceeding according to plan and are expected to be completed by 1999. However, the failure of the Company's service providers to resolve their own processing issues in a timely manner could result in a material financial risk. The most significant outside service provider is Ladenburg's clearing agent. Ladenburg has been informed by its clearing agent that it has initiated an extensive effort to ensure that it is Year 2000 compliant. Ladenburg has been informed by its clearing agent that it completed the remediation process in July 1998 and anticipates completion of internal testing of its Year 2000 compliant software in June 1999. The clearing agent has informed Ladenburg that it will conduct system-wide testing of its Year 2000 software throughout 1999.

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

RESULTS OF OPERATIONS

Consolidated total revenues were $22,770 for the three months ended March 31, 1999 versus $33,840 for the same period last year. The decrease in revenues of $11,070 is attributable primarily to the $5,453 decrease in revenues from the real estate operations as a result of the sale of the U.S. office buildings in September 1998 and the contribution of Ducat Place II to Western Realty Ducat in February 1998. Revenues were also lower as a result of decreased gains on investments of $4,158 in 1999.

For the first quarters of 1999 and 1998, the results of operations of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BML (real estate), and Thinking Machines (computer software), were as follows:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                       1999               1998
                                                                   --------------     -------------
Broker-dealer:
     Revenues...............................................          $19,030           $19,425
     Expenses...............................................           19,005            20,649
                                                                    ---------          --------
     Operating income (loss) before taxes and
       minority interests...................................        $      25          $ (1,224)
                                                                    =========          ========

Real estate:
     Revenues...............................................        $   2,323          $  7,776
     Expenses...............................................            3,548             7,796
                                                                    ---------          --------
     Operating loss before taxes and minority interests.....        $  (1,225)         $    (20)
                                                                    =========          ========

Computer software:
     Revenues...............................................        $     251          $    413
     Expenses...............................................            1,852             1,662
                                                                    ---------          --------
     Operating loss before taxes
         and minority interests.............................        $  (1,601)         $ (1,249)
                                                                    =========          ========

Corporate and other:
     Revenues...............................................        $   1,166          $  6,226
     Expenses...............................................            4,512             4,153
                                                                    ---------          --------
     Operating (loss) income before taxes and
         minority interests.................................        $  (3,346)         $  2,073
                                                                    =========          ========

Ladenburg's revenues for the first quarter of 1999 decreased $395 as compared to revenues for the first quarter of 1998. Ladenburg's expenses for the first quarter of 1999 decreased $1,644 as compared to expenses for the first quarter of 1998 due primarily to a decrease in administrative overhead.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



Revenues from the real estate operations for the first quarter of 1999 decreased $5,453 primarily due to the sale of the office buildings in September 1998 and the contribution of Ducat Place II to Western Realty Ducat in February 1998. Expenses of the real estate operations decreased $4,248 in the 1999 period due primarily to the sale of the office buildings. In the first quarter of 1999, BML incurred expenses of $1,391, which were related to the acquisition of the Kremlin Sites. A foreign currency loss of $236, which resulted from the devaluation of rubles held in an escrow account, was included in BML's expenses for the first quarter of 1999. The currency loss will be offset by lower future expenditures in the development of the Kremlin Sites. BML also incurred interest expense associated with the Repin Loan of $978.

Thinking Machines had revenues of $251 for the three months ended March 31, 1999. Direct costs of these revenues were $90 for the period. Operating expenses of Thinking Machines consisted of primarily selling, general and administrative of $684 and research and development of $1,000 for the three months ended March 31, 1999.

Thinking Machines had revenues of $413 for the three months ended March 31, 1998. Direct costs of these revenues were $185 for the period. Operating expenses of Thinking Machines consisted of selling, general and administrative of $661 and research and development of $816 for the three months ended March 31, 1998.

For the first quarter of 1999, the Company's revenues of $1,165 related to corporate and other activities primarily consisted of net gains on investments of $499 and interest and dividends income of $492 as compared to net gains on investments of $5,596 and interest and dividends income of $596 for the same period in the prior year. Corporate revenues in 1999 were offset by $1,503 of loss in joint venture.

Corporate and other expenses of $4,511 for the first quarter of 1999 consisted primarily of employee compensation and benefits of $2,280 and expenses of a certain non-significant consolidated subsidiary of $493. Corporate and other expenses for the first quarter of 1998 of $4,153 consisted primarily of employee compensation and benefits of $1,849 and expenses associated with a 50.1% consolidated subsidiary of $613.

Income tax for the first quarter of 1999 was $15 versus $6 for the first quarter of 1998 due to state tax expense. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased to $3,876 at March 31, 1999 from $7,870 at December 31, 1998 primarily as a result of a $5,418 decline in the market value of the Company's investments held for sale.

During the first quarter 1999, the Company's cash and cash equivalents decreased from $16,444 to $10,312 due primarily to net purchases of $6,411 of marketable securities and long-term investments and a decrease in the Company's margin loans payable of $9,044. The amounts were offset by the issuance of the Repin Loan of $4,473.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



Cash provided from operating activities for the three months ended March 31, 1999 was $8,744 as compared to cash used for operating activities of $2,722 from the prior year. The difference is primarily due to a decrease of $9,986 in receivables from clearing brokers in 1999 and the $446 decrease in Ladenburg's net trading securities owned for the 1999 period versus an $1,967 increase for the 1998 period. The amount was offset by a decrease in net income of $1,739.

Cash flows used for investing activities for the three months ended March 31, 1999 were $10,269 compared to cash flows provided from investing activities of $4,148 for the three months ended March 31, 1998. The difference is primarily attributable to the $6,411 used to acquire marketable securities and long-term investments in 1999 compared to net sales of investments of $7,166.

The capital expenditures for the three months ended March 31, 1999 related principally to the development of the Kremlin Sites ($1,608). BML also held $3,525, in restricted cash, at March 31, 1999, which is restricted for future investment in the Kremlin Sites. In connection with the acquisition of its interest in one of the Kremlin Sites, BML has agreed with the City of Moscow to invest an additional $6,000 in 1999 (which has been funded) and $22,000 in 2000 in the development of the property.

In June 1998, the Company and Apollo organized Western Realty Repin to make the $25,000 Repin Loan to BML. The proceeds from the Repin Loan will be used by BML for the acquisition and preliminary development of the Kremlin Sites. Through March 31, 1999, Western Realty Repin has advanced $25,000 (of which $18,773 has been funded by Apollo) to BML. The Repin Loan, which bears no fixed interest, is payable only out of 100% of distributions, if made, by the entities owning the Kremlin Sites to BML. Such distributions will be applied first to pay the principal of the Repin Loan and then as contingent participating interest on the Repin Loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BML. BML used the proceeds of the Repin Loan to repay the Company for certain expenditures on the Kremlin Sites previously incurred.

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

Cash flows used for financing activities increased to $4,607 for the three months ended March 31, 1999 from $3,133 for the three months ended March 31, 1998 primarily due to the $9,044 net payment on the Company's margin loan offset by the issuance of a $4,473 Participating Loan to Western Realty Repin.

On September 28, 1998, the Company completed the sale of its four U.S. office buildings for an aggregate purchase price of $112,400. The Company may seek to dispose of other U.S. real estate holdings in the future.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


In the first quarter of 1999, the Company lent $1,250 due January 26, 2000 to its 73%-owned subsidiary Thinking Machines. As of May 14, 1999, the Company has lent an additional $450 to Thinking Machines. The amounts bear interest at 15% per annum.

In September 1998, the Company made a one-year $950 loan to BGLS, Inc., an affiliate of the Company, which bears interest at 14% per annum. At March 31, 1999, the amount outstanding, including interest, on the BGLS loan was $1,019.

The Company expects that its available working capital will be sufficient to fund its currently anticipated cash requirements for 1999 and currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

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

EQUITY PRICE RISK

Ladenburg maintains inventories of trading securities at March 31, 1999 with fair values of $6,562 in long positions and $2,659 in short positions. Ladenburg performed an entity-wide analysis of the its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the Ladenburg's financial instruments at March 31, 1999 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company holds investment securities available for sale totaling $36,563 at March 31, 1999. Approximately 45% of these securities represent an investment in RJR Nabisco, which is a defendant in numerous tobacco products-related litigation, claims and proceedings. The effect of an adverse lawsuit against RJR Nabisco could have a significant effect on the value of the Company's investment.

The Company also holds long-term investments in limited partnerships and limited liability companies. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by general partners.

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

Each of the Company's operating businesses, Ladenburg, BML, New Valley Realty and Thinking Machines, and its interests in Western Realty Ducat and Western Realty Repin ("Western Realty"), are subject to intense competition, changes in consumer preferences, and local economic conditions. Ladenburg is further subject to uncertainties endemic to the securities industry including, without limitation, the volatility of domestic and international financial, bond and stock markets, governmental regulation and litigation. The operations of BML and Western Realty in Russia are also subject to a high level of risk in light of Russia's substantial political transformation from a centrally-controlled command economy under communist rule to the early stages of a pluralist market-oriented democracy. In connection therewith, Russia has experienced dramatic political, social and economic reform, although there is no assurance that further reforms necessary to complete such transformation will occur. The Russian economy remains characterized by, among others, significant inflation, declining industrial productions, rising unemployment and underemployment, and an unstable currency. In addition to the foregoing, BML and Western Realty may be affected unfavorably by political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, a relatively untested judicial system, a still evolving taxation system subject to constant changes which may be retroactive in effect, and other developments in the law or regulations in Russia and, in particular, the risks of expropriation, nationalization and confiscation of assets and changes in legislation relating to

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



foreign ownership. In addition, the system of commercial laws, including the laws governing registration of interests in real estate and the establishment and enforcement of security interests, is not well developed and, in certain circumstances, inconsistent and adds to the risk of investment in the real estate development business in Russia. The uncertainties in Russia and Russia's recent economic turmoil may also effect BML's and Western Realty's ability to consummate planned financing and investing activities. BML, Western Realty and New Valley Realty are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Thinking Machines is also subject to uncertainties relating to, without limitation, the development and marketing of computer products, including customer acceptance and required funding, technological changes, capitalization, and the ability to utilize and exploit its intellectual property and propriety software technology. Uncertainties affecting the Company generally include, without limitation, the effect of market conditions on the salability of the Company's investment securities, the uncertainty of other potential acquisitions and investments by the Company, the effects of governmental regulation on the Company's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which the Company may become involved. The failure of the Company or its significant suppliers and customers to adequately address the "Year 2000" issue could result in misstatement of reported financial information or could adversely affect its business.

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


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" is incorporated herein by reference.

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

                                     NEW VALLEY CORPORATION
                                     (Registrant)

Date:    May 14, 1999                By:   /s/ J. Bryant Kirkland III
                                           -------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                              Chief Accounting Officer)