Form 10-Q
period 1999-06-30
NEW VALLEY CORP
filed 1999-08-16
CIK 106374

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


                                 (305) 579-8000
              (Registrant's telephone number, including area code)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO
                                              -----   ----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES /X/ NO
                         -----   -----

     AS OF AUGUST 16, 1999, THERE WERE OUTSTANDING 23,317,262 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.


===============================================================================

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                               TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----
     Item 1.        Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets as of June 30,
                        1999 and December 31, 1998....................................           3

                    Condensed Consolidated Statements of Operations for the
                        three months and six months ended June 30, 1999 and                      4
                        1998..........................................................

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity (Deficiency) for the six
                        months ended June 30, 1999....................................           5

                    Condensed Consolidated Statements of Cash Flows
                        for the six months ended June 30, 1999 and 1998...............           6

                    Notes to the Condensed Quarterly Consolidated Financial
                        Statements  ..................................................           7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................          14

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........          21

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................          22

     Item 2.        Changes in Securities and Use of Proceeds.........................          22

     Item 3.        Defaults Upon Senior Securities...................................          22

     Item 4.        Submission of Matters to a Vote of Security Holders...............          22

     Item 6.        Exhibits and Reports on Form 8-K..................................          24

SIGNATURE...........................................................................            25


                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                     June 30,       December 31,
                                                                                  --------------- -----------------
                                                                                       1999             1998
                                                                                  --------------- -----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents.............................................            $  4,033       $  16,444
     Investment securities available for sale..............................              48,114          37,567
     Trading securities owned..............................................              11,695           8,984
     Restricted assets.....................................................               3,266           1,220
     Receivable from clearing brokers......................................              13,427          22,561
     Other current assets..................................................               2,942           4,675
                                                                                       --------       ---------
         Total current assets..............................................              83,477          91,451
                                                                                       --------       ---------

Investment in real estate, net.............................................              92,887          82,875
Furniture and equipment, net...............................................               8,762          10,444
Restricted assets..........................................................               8,310           6,082
Long-term investments, net.................................................               5,762           9,226
Investment in joint venture................................................              60,996          65,193
Other assets...............................................................               5,371           7,451
                                                                                       --------       ---------

         Total assets......................................................            $265,565       $ 272,722
                                                                                       ========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Margin loan payable...................................................           $   4,852       $  13,088
     Current portion of notes payable and long-term obligations............               2,672           2,745
     Accounts payable and accrued liabilities..............................              31,135          32,047
     Prepetition claims and restructuring accruals.........................              12,388          12,364
     Income taxes..........................................................              18,365          18,702
     Securities sold, not yet purchased....................................               2,979           4,635
                                                                                      ---------       ---------
         Total current liabilities.........................................              72,391          83,581
                                                                                      ---------       ---------

Notes payable..............................................................              54,801          54,801
Other long-term liabilities................................................              29,773          23,450
Commitments and contingencies..............................................                  --              --
Redeemable preferred shares................................................                  --         316,202

Stockholders' equity (deficiency):
     Preferred shares, $1.00 par value; 10,000,000 shares authorized.......
     Cumulative preferred shares; liquidation preference of $0
       and $69,769, dividends in arrears: $0 and $165,856..................                  --             279
     Common Shares, $.01 par value; 100,000,000 and 850,000,000 shares
       authorized; 23,317,261 and 9,577,624 shares outstanding.............                 233              96
     Additional paid-in capital............................................             866,955         550,119
     Accumulated deficit...................................................            (763,363)       (758,016)
     Unearned compensation on stock options................................                (251)           (475)
     Accumulated other comprehensive income................................               5,026           2,685
                                                                                      ---------       ---------
         Total stockholders' equity (deficiency)...........................             108,600        (205,312)
                                                                                      ---------       ---------
         Total liabilities and stockholders' equity (deficiency)...........           $ 265,565       $ 272,722
                                                                                      =========       =========



                      See accompanying notes to condensed
                       consolidated financial statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                     Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                ---------------------------     -------------------------
                                                                     1999          1998            1999          1998
                                                                ---------------------------     -------------------------
Revenues:
     Principal transactions, net................................    $   7,037     $   2,443    $   11,813     $   8,336
     Commissions................................................       10,695         7,477        21,821        14,153
     Corporate finance fees.....................................        2,602         1,044         4,040         4,282
     Gain on sale of investments, net...........................        1,460         2,966         1,959         8,562
     Loss in joint venture......................................       (2,694)         (158)       (4,197)         (487)
     Real estate leasing........................................        2,194         5,945         4,424        13,721
     Interest and dividends.....................................        1,623         2,542         2,884         5,391
     Computer sales and service.................................           66            46           317           459
     Gain on sale of assets.....................................        4,028            --         4,028            --
     Other income...............................................          (81)        2,967         2,611         4,695
                                                                    ----------    ---------    ----------     ---------
         Total revenues.........................................       26,930        25,272        49,700        59,112
                                                                    ----------    ---------    ----------     ---------
Cost and expenses:
     Selling, general and administrative........................       27,532        29,257        54,124        59,357
     Interest...................................................        2,386         3,452         4,711         7,612
                                                                    ----------    ---------    ----------     ---------
         Total costs and expenses...............................       29,918        32,709        58,835        66,969
                                                                    ----------    ---------    ----------     ---------
Loss from continuing operations before income taxes
     and minority interests.....................................       (2,988)       (7,437)       (9,135)       (7,857)

Income tax provision............................................           45            15            60            21

Minority interests in (income) loss from continuing operations
     of consolidated subsidiaries...............................         (732)          576          (252)        1,159
                                                                    ---------     ---------    ----------     ---------
Loss from continuing operations.................................       (3,765)       (6,876)       (9,447)       (6,719)

Discontinued operations:
     Gain on disposal of discontinued operations................            --          880         4,100           880
                                                                    ----------    ---------    ----------     ---------
     Income from discontinued operations........................            --          880         4,100           880
                                                                    ----------    ---------    ----------     ---------

Net loss........................................................       (3,765)       (5,996)       (5,347)       (5,839)

Dividend requirements on preferred shares.......................      (10,659)      (19,758)      (32,878)      (38,590)
                                                                    ----------    ---------    ----------     ---------
Net loss applicable to Common Shares............................    $ (14,424)    $ (25,754)   $  (38,225)    $ (44,429)
                                                                    =========     =========    ==========     =========

Loss per Common Share (basic and diluted):
     Continuing operations......................................    $   (1.02)    $   (2.78)   $    (3.57)    $   (4.73)
     Discontinued operations....................................           --           .09           .35           .09
                                                                    ----------    ---------    ----------     ---------
     Net loss per Common Share..................................    $    (1.02)   $   (2.69)   $    (3.22)    $   (4.64)
                                                                    ==========    =========    ==========     =========
Number of shares used in computation............................    14,157,503    9,577,624    11,867,564     9,577,624
                                                                    ==========    =========    ==========     =========




                      See accompanying notes to condensed
                       consolidated financial statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                      IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                                          Unearned        Accumulated
                                   Class B                                              Compensation         Other
                                  Preferred     Common       Paid-In     Accumulated      on Stock       Comprehensive
                                    Shares      Shares       Capital       Deficit         Options          Income          Total
                                  ---------     ------       -------     -----------    ------------     -------------      -----
Balance, December 31, 1998......    $279       $  96       $550,119     $(758,016)       $(475)             $2,685       $(205,312)

   Net loss.....................                                           (5,347)                                          (5,347)
   Undeclared dividends and
     accretion on redeemable
     preferred shares...........                            (25,830)                                                       (25,830)
   Unrealized gain on
     investment securities......                                                                             2,341           2,341
   Effect of recapitalization
     and reverse stock split....    (279)        137            142                                                             --
   Expenses related to
     recapitalization...........                               (600)                                                          (600)
   Conversion of redeemable
     preferred shares to
     common shares..............                            343,435                                                        343,435
   Adjustment to unearned
     compensation on
     stock options..............                               (224)                       224                                  --
   Compensation expense
     on stock option grants.....                                (87)                                                           (87)
                                   -----        ----       --------     ---------        -----              ------        --------
Balance, June 30, 1999..........   $  --        $233       $866,955     $(763,363)       $(251)             $5,026        $108,600
                                   =====        ====       ========     =========        =====              ======        ========











                      See accompanying notes to condensed
                       consolidated financial statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     ----------------------------
                                                                                        1999              1998
                                                                                     ----------------------------
Cash flows from operating activities:
   Net loss................................................................          $   (5,347)      $   (5,839)
   Adjustments to reconcile net loss to net cash provided from
    (used for) operating activities:
     Income from discontinued operations...................................              (4,100)            (880)
     Loss in joint venture.................................................               4,197              487
     Depreciation and amortization.........................................               1,763            3,884
     Gain on sale of assets................................................              (4,028)              --
     Stock-based compensation expense......................................               1,494            1,436
     Changes in assets and liabilities, net of effects of dispositions and acquisitions:
           Decrease in receivables and other assets........................               7,186            5,725
           (Decrease) increase in income taxes payable.....................                (336)             430
           Increase in accounts payable and accrued liabilities............                (919)         (11,590)
                                                                                      ---------         --------
     Net cash used for continuing operations...............................                 (90)          (6,347)
     Net cash provided from discontinued operations........................               4,100              880
                                                                                      ---------        ---------
Net cash provided from (used for) operating activities.....................               4,010           (5,467)
                                                                                      ---------        ---------
Cash flows from investing activities:
     Sale or maturity of investment securities.............................               6,267           16,259
     Purchase of investment securities.....................................             (13,475)          (8,677)
     Sale or liquidation of long-term investments..........................               5,723            8,269
     Purchase of long-term investments.....................................              (2,500)          (1,714)
     Purchase of real estate...............................................             (11,961)         (17,317)
     Sale of real estate...................................................                 920               --
     Sale of other assets..................................................               5,940            1,056
     Purchase of furniture and fixtures....................................                (659)            (100)
     Payment of prepetition claims.........................................                 (24)            (653)
     Increase in restricted assets.........................................              (2,227)          (4,372)
     Cash transferred to joint venture.....................................                  --             (487)
     Other.................................................................                  --             (949)
                                                                                       --------        ---------
Net cash used for investing activities.....................................             (11,996)          (8,685)
                                                                                       --------        ---------
Cash flows from financing activities:
     Decrease in margin loans payable, net.................................              (8,235)            (638)
     Proceeds from participating loan......................................               4,473            9,000
     Prepayment of notes payable...........................................                 (63)            (210)
     Expenses associated with recapitalization.............................                (600)              --
                                                                                       --------        ---------
Net cash (used for) provided from financing activities.....................              (4,425)           8,152
                                                                                       --------        ---------
Net decrease in cash and cash equivalents..................................             (12,411)          (6,000)
Cash and cash equivalents, beginning of period.............................              16,444           11,606
                                                                                       --------        ---------
Cash and cash equivalents, end of period...................................            $  4,033        $   5,606
                                                                                       ========        =========


                      See accompanying notes to condensed
                       consolidated financial statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries (the "Company"). The consolidated financial statements presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for an entire year.

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

      Recapitalization Plan

      On June 4, 1999, the Company consummated a plan of recapitalization following approval by the Company's stockholders. Under the recapitalization plan, each of the Company's Class A Senior Preferred Shares was reclassified and changed into 20 Common Shares and one Warrant to purchase Common Shares. Each of the Class B Preferred Shares was reclassified and changed into one-third of a Common Share and five Warrants. Each outstanding Common Share was reclassified and changed into one-tenth of a Common Share and three-tenths of a Warrant. The authorized number of Common Shares were reduced from 850,000,000 to 100,000,000. The Warrants issued as part of the recapitalization plan have an exercise price of $12.50 per share subject to adjustment in certain circumstances and are exercisable until July 14, 2004. The Warrants are not callable by the Company for a three-year period.

      The recapitalization had a significant effect on the Company's financial position and results of operations. As a result of the recapitalization, the carrying value and dividend arrearages of $343,435 of redeemable preferred stock were eliminated. Furthermore, the recapitalization resulted in the elimination of the existing redeemable preferred shares of New Valley and the on-going dividend accruals thereon, as well as the redemption obligation for the Class A Senior Preferred Shares in January 2003. Also, as a result of the recapitalization, the number of outstanding Common Shares more than doubled, and additional Common Shares were reserved for issuance upon exercise of the Warrants. In addition, Brooke Group Ltd. ("Brooke"), the Company's principal stockholder, increased its ownership of the outstanding Common Shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%.

      New Accounting Pronouncements

      In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.


2.    INVESTMENT IN WESTERN REALTY

      Western Realty Development LLC

      In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. The Company agreed to contribute the real estate assets of BrookeMil Ltd. ("BML"), including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $58,750, including the investment in Western Realty Repin discussed below.

      The ownership and voting interests in Western Realty Ducat are held equally by Apollo and the Company. Apollo will be entitled to a preference on distributions of cash from Western Realty Ducat to the extent of its investment commitment of $40,000, of which $38,494 had been funded through June 30, 1999, together with a 15% annual rate of return. The Company will then be entitled to a return of $20,000 of BML-related expenses incurred and cash invested by the Company since March 1, 1997, together with a 15% annual rate of return. Subsequent distributions will be made 70% to the Company and 30% to Apollo. Western Realty Ducat is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. Material corporate transactions by Western Realty Ducat generally require the unanimous consent of the Board of Managers. Accordingly, the Company accounts for its non-controlling interest in Western Realty Ducat on the equity method of accounting.

      The Company recorded its basis in the investment in the joint venture in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and the Company's proportionate interest in the underlying value of net assets of the joint venture. The Company recognizes losses in its investment in Western Realty Ducat to the extent that cumulative earnings of Western Realty Ducat are not sufficient to satisfy Apollo's preferred return.

      Western Realty Ducat may seek additional real estate and other investments in Russia. Western Realty Ducat has made a $30,000 participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments LLC ("WTI"), which holds the interests of Brooke (Overseas) Ltd., a subsidiary of Brooke, in Liggett-Ducat Ltd. and the new factory constructed by Liggett-Ducat Ltd. on the outskirts of Moscow. Western Realty Ducat has recognized as other income (expense) $(741) and $261, which represents 30% of WTI's net income (loss) for the three and six months ended June 30, 1999, respectively.

      Summarized financial information as of June 30, 1999 and December 31, 1998 and for the three and six month periods ended June 30, 1999 and for the period from February 20, 1998 (date of inception) to June 30, 1998 for Western Realty Ducat follows:



                                                       June 30, 1999            December 31, 1998
                                                       -------------            -----------------
Current assets..................................         $    4,873               $       857
Participating loan receivable...................             32,242                    31,991
Real estate, net................................             85,910                    85,761
Furniture and fixtures, net.....................                169                       179
Noncurrent assets...............................                450                       631
Goodwill, net...................................              6,398                     7,636
Notes payable - current.........................              5,938                     4,999
Current liabilities.............................              5,940                     5,802
Notes payable - long-term.......................             11,561                    14,656
Long-term liabilities...........................                759                       756
Members' equity.................................            105,844                   100,842



                              Three Months      Three Months       Six Months      February 20, 1998
                                  Ended            Ended             Ended        (Date of Inception)
                              June 30, 1999    June 30, 1998     June 30, 1999     to June 30, 1998
                              -------------    -------------     -------------     ----------------
Revenues...................       $2,430           $3,681             $5,878             $4,608
Costs and expenses.........        2,811            3,839              7,236              5,095
Other income...............         (741)              --                261                 --
Income tax provision.......          (16)              --                 --                 --
Net loss...................       (1,106)            (158)            (1,097)              (487)


      Western Realty Repin LLC

      In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BML is planning the development of a 1.1 million sq. ft. hotel, office, retail and residential complex on the Kremlin sites. In May 1999, BML acquired an additional 48% interest in the second Kremlin site and the related land lease rights. BML owned 95.9% of one site and 100% of the other site at June 30, 1999. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $18,750, together with a 20% annual rate of return, and the Company will then be entitled to a return of its investment of $6,250, together with a 20% annual rate of return. Subsequent distributions will be made 50% to the Company and 50% to Apollo. Western Realty Repin is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. Material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

      Through June 30, 1999, Western Realty Repin has advanced $25,000, of which $18,773 was funded by Apollo under the Western Realty Repin loan. The loan bears no fixed interest and is payable only out of 100% of distributions by the entities owning the Kremlin sites to BML. Such distributions shall be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds of the loan to repay the Company for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BML and is collateralized by a pledge of the Company's shares of BML.

      As of June 30, 1999, BML had invested $29,940 in the Kremlin sites and held $2,852, in cash, which was restricted for future investment. In acquiring its interest in one of the Kremlin sites, BML agreed with the City of Moscow to invest an additional $6,000 in 1999 (which has been funded) and $22,000 in 2000 in the development of the property. Failure to make the required investment could result in forfeiture of a 34.8% interest in the site.

      The Company has accounted for the formation of Western Realty Repin as a financing by Apollo and a contribution of assets into a consolidated subsidiary by New Valley which is eliminated in consolidation. The Western Realty Repin loan is classified in other long-term obligations on the consolidated balance sheet at June 30, 1999. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds invested in Western Realty Repin is treated as interest cost in the consolidated statement of operations.

      The development of Ducat Place III and the Kremlin sites will require significant amounts of debt and other financing. The Company is considering potential financing alternatives on behalf of Western Realty Ducat and BML. However, in light of the recent economic turmoil in Russia, no assurance can be given that such financing will be available on acceptable terms. Failure to obtain sufficient capital for the projects would force Western Realty Ducat and BML to curtail or delay the planned development of Ducat Place III and the Kremlin sites.


3.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of accumulated other comprehensive income. The Company had realized gains on sales of investment securities available for sale of $1,460 and $1,959 for the three and six months ended June 30, 1999.

      The components of investment securities available for sale at June 30, 1999 are as follows:

                                                                Gross          Gross
                                                              Unrealized     Unrealized        Fair
                                                   Cost          Gain           Loss           Value
                                                  -------     ----------     ----------        ------
Marketable equity securities...................   $41,083      $  3,952         $3,508        $41,527
Notes receivable...............................     2,005            --             --          2,005
Marketable warrants............................        --         4,582             --          4,582
                                                ---------       -------      ---------          -----
Investment securities..........................   $43,088      $  8,534       $  3,508        $48,114
                                                   ======       =======        =======         ======



4.    LONG-TERM INVESTMENTS

      At June 30, 1999, long-term investments consisted primarily of investments in limited partnerships of $3,161. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $3,889 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's investments in limited partnerships are illiquid and the ultimate realization of these investments are subject to the performance of the underlying partnership and its management by the general partners.

      Also included in long-term investments are various Internet-related businesses which are carried at $2,600 at June 30, 1999. These investments include an approximate 10% interest in Orchard/JFAX Investors LLC, which is the beneficial owner of 40.6% of JFAX.COM, Inc. JFAX is an Internet-based messaging and communications services provider to individuals and businesses, which completed an initial public offering in July 1999. The Company also holds a 45% interest in Ant 21, LLC, which is engaged in the online music industry and operates the Internet site www.atomicpop.com.

5.    SALE OF THINKING MACHINES' ASSETS

      On June 2, 1999, Thinking Machines sold substantially all of its assets consisting of its Darwin(R) software and services business to Oracle Corporation. The purchase price was $4,700 in cash at the closing of the sale and up to an additional $20,300, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of Darwin product above specified sales targets. The Company recorded a gain of

      $3,801 in connection with the sale for the three and six months ended June 30, 1999. The operations and related gain associated with Thinking Machines have not been classified as discontinued operations based on the fact that substantial revenues were not realized from the Darwin(R) product.

6.    CONTINGENCIES

      Lawsuits

      In March 1997, a stockholder derivative suit was filed in the Delaware Chancery Court against the Company, as a nominal defendant, its directors and Brooke. The suit alleges that the Company's purchase in January 1997 of the shares of BML from Brooke (Overseas) Ltd. constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. The Company's time to respond to the complaint has not yet expired. The Company believes that the allegations are without merit. Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      In July 1999, a purported class action was commenced on behalf of New Valley's former Class B preferred shareholders against New Valley, Brooke and certain directors and officers of New Valley in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of New Valley's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of unspecified compensatory damages as well as all costs and fees. Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      The Company is a defendant in various lawsuits and may be subject to unasserted claims primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. These lawsuits involve claims for substantial or indeterminate amounts and are in varying stages of legal proceedings. Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      Russian Operations

      During 1998, the economy of the Russian Federation entered a period of economic instability which has continued in 1999. The impact includes, but is not limited to, a steep decline in prices of domestic debt and equity securities, a severe devaluation of the currency, a moratorium on foreign debt repayments, an increasing rate of inflation and increasing rates on government and corporate borrowings. The return to economic stability is dependent to a large extent on the effectiveness of the fiscal measures taken by government and other actions beyond the control of companies operating in the Russian Federation. The operations of BML and Western Realty Ducat may be significantly affected by these factors for the foreseeable future.

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

7.    BUSINESS SEGMENT INFORMATION

      The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three and six months ended June 30, 1999 and 1998:


                                                 Broker-                     Computer       Corporate
                                                 Dealer      Real Estate     Software       and Other        Total
                                                 -------     -----------     --------       ---------        -----
        Three months ended June 30, 1999
        Revenues.........................      $  22,557      $  2,102     $       66       $  2,205       $  26,930
        Operating income (loss)..........          1,526        (1,305)        (1,433)        (1,776)         (2,988)
        Depreciation and
           amortization..................            239           505             79             42             865

        Three months ended June 30, 1998
        Revenues.........................      $  15,833      $  5,945     $       46       $  3,448       $  25,272
        Operating loss...................         (3,484)         (795)        (1,603)        (1,555)         (7,437)
        Depreciation and
           amortization..................            289         1,068            126             57           1,540

        Six months ended June 30, 1999
        Revenues.........................      $  41,587      $  4,425     $      317     $    3,371       $  49,700
        Operating income (loss)..........          1,551        (2,530)        (3,034)        (5,122)         (9,135)
        Identifiable assets..............         44,390       100,360            551        120,264         265,565
        Depreciation and
           amortization..................            437         1,037`           199             90           1,763
        Capital expenditures.............            327        11,961             30            302          12,609

        Six months ended June 30, 1998
        Revenues.........................      $  35,258      $ 13,721     $      459     $    9,674       $  59,112
        Operating (loss) income..........         (4,708)         (815)        (2,852)           518          (7,857)
        Depreciation and
           amortization..................            593         2,814            362            115           3,884
        Capital expenditures.............             --        17,335             40             42          17,417


8.    INCOME FROM DISCONTINUED OPERATIONS

      The Company recorded a gain on disposal of discontinued operations of $4,100 for the six months ended June 30, 1999 related to the settlement of a lawsuit originally initiated by the Company's former Western Union telegraph business.

9.    PRO FORMA FINANCIAL INFORMATION

      The following table presents the unaudited pro forma results from continuing operations as if the recapitalization, the Thinking Machines sale and the sale of the office buildings in September 1998 had occurred on January 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.


                                               Three Months Ended June 30,          Six Months Ended June 30,
                                               ---------------------------          -------------------------
                                                 1999              1998             1999             1998
                                                 ----              ----             ----             ----
      Revenues........................         $  23,063        $  21,385         $  45,582        $  51,100
                                               =========        =========         =========        =========
      Loss from continuing operations.         $  (2,332)       $  (5,189)        $ (10,214)       $  (3,837)
                                               =========        =========         =========        =========
      Loss from continuing operations
         applicable to common shares..         $  (2,332)       $  (5,189)        $ (10,214)       $  (3,837)
                                               =========        =========         =========        =========
      Loss from continuing operations
         per common share.............         $   (0.26)       $   (0.22)        $   (0.44)       $   (0.16)
                                               =========        =========         =========        =========



10.   COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components. Comprehensive income is a measure that reflects all changes in stockholders' equity, except those resulting from transactions with stockholders. For the Company, comprehensive income includes net income and changes in the value of equity securities that have not been included in net income. Comprehensive loss applicable to Common Shares for the three months ended June 30, 1999 is as follows:


                                               Three months ended June 30,          Six months ended June 30,
                                               ---------------------------          -------------------------
                                                  1999             1998              1999             1998
                                                  ----             ----              ----             ----
      Net loss applicable to shares...          $(14,424)        $(25,754)         $(38,225)        $(44,429)
      Unrealized gain (loss) on
         Investment securities........             7,759           (4,878)            2,341           (7,696)
                                                --------         --------          --------         --------
      Total comprehensive loss........          $ (6,665)        $(30,632)         $(35,884)        $(52,125)
                                                ========         ========          ========         ========


11.   SUBSEQUENT EVENT

      In July 1999, New Valley agreed to sell five of its shopping centers for an aggregate purchase price of $46,100 (before closing adjustments and expenses) including the assumption of $35,000 of mortgage financing. Closing of the sale is subject to completion of due diligence and other customary conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


INTRODUCTION

The Company's Condensed Consolidated Financial Statements include the accounts of Ladenburg Thalmann & Co. Inc. ("Ladenburg"), BrookeMil Ltd. ("BML"), Thinking Machines Corporation ("Thinking Machines") and other subsidiaries.

RECENT DEVELOPMENTS

Plan of Recapitalization. The Company consummated the plan of recapitalization on June 4, 1999, following approval by the Company's stockholders. Pursuant to the plan of recapitalization:

     o each Class A Senior Preferred Share was reclassified into 20 Common Shares and one Warrant,

     o each Class B Preferred Share was reclassified into 1/3 of a Common Share and five Warrants, and

     o each outstanding Common Share was reclassified into 1/10 of a Common Share and 3/10 of a Warrant.

The plan of recapitalization will have a significant effect on the Company's financial position and results of operations. As a result of the recapitalization, the carrying value and dividend arrearages of $343,435 redeemable preferred stock were eliminated. Furthermore, the recapitalization resulted in the elimination of the existing redeemable preferred shares of the Company and the on-going dividend accruals thereon, as well as the redemption obligation for the Class A Senior Preferred Shares in January 2003. Also, as a result of the recapitalization, the number of outstanding Common Shares more than doubled, and additional Common Shares were reserved for issuance upon exercise of the Warrants. In addition, Brooke Group Ltd., the Company's principal stockholder, increased its ownership of the outstanding Common Shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%.

Thinking Machines. On June 2, 1999, Thinking Machines sold substantially all its assets consisting of its Darwin(R) software and services business to Oracle Corporation. The purchase price was $4,700 in cash at the closing of the sale and up to an additional $20,300, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of Darwin product above specified sales targets.

New Valley Shopping Centers. In July 1999, New Valley agreed to sell five of its shopping centers for an aggregate purchase price of $46,100 (before closing adjustments and expenses) including the assumption of $35,000 of mortgage financing. Closing of the sale is subject to completion of due diligence and other customary conditions.

RESULTS OF OPERATIONS

For the three months and six months ended June 30, 1999 and 1998, the results of continuing operations of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BML (real estate), and Thinking Machines (computer software), were as follows:



                                              Three Months Ended June 30,       Six Months Ended June 30,
                                              ---------------------------       -------------------------
                                                 1999             1998           1999               1998
                                                 ----             ----           ----               ----
Broker-dealer:
    Revenues..........................         $22,557          $15,833         $41,857            $35,258
    Expenses..........................          21,031           19,317          40,306             39,966
                                               -------          -------         -------            -------
    Operating income (loss) before
       taxes and minority interests...         $ 1,526          $(3,484)        $ 1,551            $(4,708)
                                               =======          =======         =======            =======
Real estate:
    Revenues..........................         $ 2,102          $ 5,945         $ 4,425            $13,721
    Expenses..........................           3,407            6,740           6,955             14,536
                                               -------          -------         -------             ------
    Operating loss before taxes
       and minority interests.........         $(1,305)         $  (795)        $(2,530)           $  (815)
                                               =======          =======         =======            =======
Computer software:
    Revenues..........................         $    66          $    46         $   317            $   459
    Expenses..........................           1,499            1,649           3,351              3,311
                                               -------          -------         -------            -------
    Operating loss before taxes
       and minority interests.........         $(1,433)         $(1,603)        $(3,034)           $(2,852)
                                               =======          =======         =======            =======
Corporate and other:
    Revenues..........................         $ 2,205          $ 3,448         $ 3,371            $ 9,674
    Expenses..........................           3,981            5,003           8,493              9,156
                                               -------          -------         -------            -------
    Operating (loss) income before
       taxes and minority interests...         $(1,776)         $(1,555)        $(5,122)           $   518
                                               =======          =======         =======            =======


THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

Consolidated total revenues were $26,930 for the three months ended June 30, 1999 versus $25,272 for the same period last year. The increase in revenues of $1,658 is attributable primarily to Ladenburg's increased revenues of $6,724 offset by the decrease in real estate revenues of $3,843 from the sale of the office buildings in September 1998 and lower gains on the sale of investments of $1,506.

Ladenburg's revenues for the second quarter of 1999 increased $6,724 as compared to revenues for the second quarter of 1998 primarily as a result of an increase in commissions of $3,218 and principal transactions of $4,594. Ladenburg's expenses for the second quarter of 1999 increased $1,714 as compared to expenses for the second quarter of 1998 due primarily to increases in compensation expense of $1,705. Compensation expense increased due to an increase in performance-based compensation offset by a decrease in administrative overhead.

Revenues from the real estate operations for the second quarter of 1999 decreased $3,843 from the second quarter of 1998. The decline was primarily due to the sale of the Company's four U.S. office buildings in September 1998. Expenses of the real estate operations decreased $3,333 due primarily to the sale of the office buildings. BML incurred expenses of $713 for the three months ended June 30, 1999, which were related to the acquisition of the Kremlin sites. The expenses consisted of accrued interest expense of $1,059 associated with the Western Realty Repin loan, offset by a foreign currency gain of $256 on cash restricted for future investments in the Kremlin sites.

On June 2, 1999, Thinking Machines sold substantially all its assets consisting of its Darwin(R) software and services business to Oracle corporation. The Company recorded a $3,801 gain in the second quarter related to the disposal of such assets.

Prior to the sale, Thinking Machines had only minimal revenues from continuing operations. Operating expenses of Thinking Machines consisted of costs of sales, selling, general and administrative expenses and research and development expenses of $0, $536 and $940, respectively, for the second quarter of 1999 as compared to $198, $655 and $796, respectively, for the second quarter of 1998.

For the second quarter of 1999, the Company's revenues of $2,205 related to corporate and other activities consisted primarily of a gain on the sale of Thinking Machines assets of $3,801, net gains on investments of $1,460 and interest and dividend income of $696, offset by the $2,694 loss in joint venture. Corporate and other revenues for the second quarter of 1998 consisted primarily of net gains on investments of $2,966 and interest and dividend income of $582, offset by the $158 loss in joint venture.

Corporate and other expenses of $3,981 for the second quarter of 1999 consisted primarily of employee compensation and benefits of $1,982 and expenses of certain non-significant subsidiaries of $247. Corporate and other expenses of $5,003 for the second quarter of 1998 consisted primarily of employee compensation and benefits of $2,585 and expenses of certain non-significant subsidiaries of $758.

Income tax expense for the second quarter of 1999 was $45 versus $15 for the second quarter of 1998. The income tax expense relates principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

The Company recorded a gain on disposal of discontinued operations of $880 in the 1998 period related to the settlement of a lawsuit originally initiated by the Company's former Western Union telegraph business.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Consolidated total revenues were $49,700 for the six months ended June 30, 1999 versus $59,112 for the same period last year. The decrease in revenues of $9,412 is attributable primarily to the decrease in real estate revenues of $9,297 from the sale of the office buildings in September 1998 and lower gains on the sale of investments of $6,603. The amount was offset by an increase in Ladenburg's revenues of $6,329.

Ladenburg's revenues for the first six months of 1999 increased $6,599 as compared to revenues for the first six months of 1998 primarily due to increases in commissions of $7,668 and principal transactions of $3,477, offset by a decrease in other revenues of $2,072. Ladenburg's expenses for the first six months of 1999 increased $340 as compared to expenses for the first six months of 1998 due primarily to an increase in compensation expense of $2,093. Compensation expense increased due to an increase in performance-based compensation offset by a decrease in administrative overhead.

Revenues from the real estate operations for the first six months of 1999 decreased $9,297 primarily due to the sale of the office buildings in September 1998. Expenses of the real estate operations decreased $7,581 due primarily to the sale of the office buildings. BML incurred expenses of $2,104 for the six months ended June 30, 1999, which were related to the acquisition of the Kremlin sites. The expenses consisted of accrued interest expense of $2,037 associated with the Western Realty Repin loan, offset by a foreign currency gain of $20 on cash restricted for future investments in the Kremlin sites.

On June 2, 1999, Thinking Machines sold substantially all of its assets consisting of the Darwin(R) software and services business. Prior to the sale, Thinking Machines had minimal revenues from continuing operations. Operating expenses of Thinking Machines consisted of costs of sales of $90, selling, general and administrative expenses of $1,361 and research and development expenses of $1,756 for the six months ended June 30, 1999. Operating expenses of Thinking Machines consisted of costs of sales of $383, selling, general and administrative expenses of $1,316 and research and development expenses of $1,612 for the six months ended June 30, 1998.

For the first six months of 1999, the Company's revenues of $3,371 related to corporate and other activities consisted primarily of a gain on the sale of Thinking Machines assets of $3,801, a net gain on investments of $1,959 and interest and dividend income of $1,190, partially offset by a loss in joint venture of $4,197. For the first six months of 1998, the Company's revenues of $9,674 related to corporate and other activities consisted primarily of net gains on investments of $8,562 and interest and dividend income of $1,177, partially offset by a loss in joint venture of $487.

Corporate and other expenses of $8,493 for the first six months of 1999 consisted primarily of employee compensation and benefits of $4,263 and expenses of certain non-significant subsidiaries of $739. Corporate and other expenses of $9,156 for the first six months of 1998 consisted primarily of employee compensation and benefits of $4,051 and expenses of certain non-significant subsidiaries of $2,031.

Income tax expense for the first six months of 1999 was $60 versus $21 for the first six months of 1998. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

The Company recorded a gain on disposal of discontinued operations of $4,100 in the 1999 period and $880 in the 1998 period related to the settlement of a lawsuit originally initiated by the Company's former Western Union telegraph business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital increased to $11,086 at June 30, 1999 from $7,870 at December 31, 1998 primarily as a result of a $2,341 increase in the market value of the Company's investments held for sale.

During 1999, the Company's cash and cash equivalents decreased from $16,444 to $4,033 due primarily to purchases of real estate (primarily the Kremlin sites) of $11,961, net purchases of $3,985 of marketable securities and long-term investments and a decrease in the Company's margin loans payable of $8,235. The amounts were offset by the issuance of the Western Realty Repin loan of $4,473 and the sale of Thinking Machines assets for $4,300.

Cash used for continuing operations for the six months ended June 30, 1999 was $90 as compared to $6,347 from the prior year. The difference was primarily due to a decrease in Ladenburg's payables in 1998 of $4,919 versus $1,055 in 1999 and a $4,367 increase in Ladenburg's net trading securities owned for the 1999 period versus an $4,503 decrease for the 1998 period offset by a decrease of $9,134 in receivables from clearing brokers in 1999.

Cash flows used for investing activities for the six months ended June 30, 1999 were $11,996 compared to $8,685 for the six months ended June 30, 1998. The difference is primarily attributable to the $3,985 used to acquire marketable securities and long-term investments in 1999 compared to net sales of investments of $14,137 in 1998.

The capital expenditures for the six months ended June 30, 1999 related principally to the development of the Kremlin sites ($11,938). BML also held $2,852, in restricted cash, at June 30, 1999, which is restricted for future investment in the Kremlin sites. In connection with the acquisition of its interest in one of the Kremlin sites, BML has agreed with the City of Moscow to invest an additional $6,000 in 1999 (which has been funded) and $22,000 in 2000 in the development of the property. Failure to make the required investment could result in forfeiture of a 34.8% interest in the site.

In June 1998, the Company and Apollo organized Western Realty Repin to make a loan to BML. The proceeds from the loan will be used by BML for the acquisition and preliminary development of the Kremlin sites. Through June 30, 1999, Western Realty Repin has advanced $25,000 (of which $18,773 has been funded by Apollo) to BML. The loan bears no fixed interest and is payable out of 100% of distributions by the entities owning the Kremlin sites to BML. Such distributions will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BML. BML used the proceeds of the loan to repay the Company for certain expenditures on the Kremlin sites previously incurred.

In May 1999, BML acquired an additional 48% interest in one of the Kremlin sites and the related land lease rights.

The development of Ducat Place III and the Kremlin sites will require significant amounts of debt and other financing. The Company is considering potential financing alternatives on behalf of Western Realty Ducat and BML. However, in light of the recent economic turmoil in Russia, no assurance can be given that such financing will be available on acceptable terms. Failure to obtain sufficient capital for the projects would force Western Realty Ducat and BML to curtail or delay the planned development of Ducat Place III and the Kremlin sites.

Cash flows used for financing activities were $4,425 for the six months ended June 30, 1999 as compared to $8,152 provided from financing activities for the six months ended June 30, 1998. The difference was primarily due to the $8,235 net payment on the Company's margin loan and the issuance of a $9,000 participating loan in 1998 to Western Realty versus $4,473 in 1999.

On September 28, 1998, the Company completed the sale of its four U.S. office buildings for an aggregate purchase price of $112,400. As discussed above under "Recent Developments", the Company has entered into an agreement to sell five of its shopping centers.

On June 2, 1999, Thinking Machines sold substantially all of its assets, which consisted primarily of its Darwin(R) software and services business to Oracle Corporation. See "Recent Developments." At the closing of the Oracle sale, $4,136 of loans, including interest, were repaid by Thinking Machines to the Company and the Company offered to purchase all of Thinking Machines outstanding preferred stock for $1,950. Approximately 77% of Thinking Machines' preferred stockholders tendered their stock to New Valley in the third quarter of 1999.

In September 1998, the Company made a one-year $950 loan to BGLS, Inc., an affiliate of the Company, which bears interest at 14% per annum. At June 30, 1999, the amount outstanding, including interest, on the BGLS loan was $1,052.

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

Equity Price Risk

Ladenburg maintains inventories of trading securities at June 30, 1999 with fair values of $11,695 in long positions and $2,979 in short positions. Ladenburg performed an entity-wide analysis of the its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the Ladenburg's financial instruments at June 30, 1999 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company holds investment securities available for sale totaling $48,114 at June 30, 1999. Approximately 43% of these securities represent an investment in RJ Reynolds Tobacco Holdings and Nabisco Group Holdings, which are defendants in numerous tobacco products-related litigation, claims and proceedings. The effect of an adverse lawsuit against these companies could have a significant effect on the value of the Company's investment.

The Company also holds long-term investments in limited partnerships and limited liability companies. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by general partners.

Foreign Market Risk

BML's and Western Realty Ducat's operations are conducted in Russia. During 1998, the economy of the Russian Federation entered a period of economic instability, which has continued in 1999. The impact includes, but is not limited to, a steep decline in prices of domestic debt and equity securities, a severe devaluation of the currency, a moratorium on foreign debt repayments, an increasing rate of inflation and increasing rates on government and corporate borrowings. The return to economic stability is dependent to a large extent on the effectiveness of the fiscal measures taken by government and other actions beyond the control of companies operating in the Russian Federation. The operations of BML and Western Realty Ducat may be significantly affected by these factors for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

YEAR 2000 COSTS

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

Ladenburg. Ladenburg has recently completed a plan to address Year 2000 compliance. Ladenburg's plan addresses external interfaces with third party computer systems necessary in the broker-dealer industry. It also addresses internal operations software necessary to continue operations on a daily basis. Ladenburg believes that all phases of its Year 2000 plan have been completed and cost approximately $650. The cost was inclusive of hardware and software upgrades and replacements as well as consulting. All costs were incurred by July 1999. Ladenburg completed the contingency planning phase in May 1999.

External Service Providers. The modifications for Year 2000 compliance by the Company and its subsidiaries are proceeding according to plan and are expected to be completed by 1999. However, the failure of the Company's service providers to resolve their own processing issues in a timely manner could result in a material financial risk. The most significant outside service provider is Ladenburg's clearing agent. Ladenburg has been informed by its clearing agent that it has initiated an extensive effort to ensure that it is Year 2000 compliant. Ladenburg has been informed by its clearing agent that it completed the remediation process in July 1998 and internal testing of its Year 2000 compliant software in June 1999. The clearing agent has informed Ladenburg that it will conduct system-wide testing of its Year 2000 software throughout 1999.

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

Each of the Company's operating businesses, Ladenburg, BML and New Valley Realty, and its interests in Western Realty Ducat and Western Realty Repin ("Western Realty"), are subject to intense competition, changes in consumer preferences, and local economic conditions. Ladenburg is further subject to uncertainties endemic to the securities industry including, without limitation, the volatility of domestic and international financial, bond and stock markets, governmental regulation and litigation. The operations of BML and Western Realty in Russia are also subject to a high level of risk. In its on-going transition from a centrally-controlled command economy under communist rule, Russia has experienced dramatic political, social and economic upheaval. There is a risk that further reforms necessary to complete this transition will not occur. During 1998, the economy entered a period of even greater economic instability which has continued in 1999. The Russian economy suffers from significant inflation, declining industrial productions, rising unemployment, and an unstable currency. In addition, BML and Western Realty may be affected unfavorably by political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, a relatively untested judicial system, an evolving taxation system subject to constant changes which may be applied retroactively and subject to varying interpretations by tax authorities which may not coincide with that of management and can result in assessments of additional taxes, penalties and interest which can be significant, and other legal developments and, in particular, the risks of expropriation, nationalization and confiscation of assets and changes in legislation relating to foreign ownership. In addition, the system of commercial laws, including the laws governing registration of interests in real estate and the establishment and enforcement of security interests, is not well developed and, in certain circumstances, inconsistent and adds to the risk of investment in the real estate development business in Russia. The uncertainties in Russia and Russia's recent economic turmoil may also effect BML's and Western Realty's ability to consummate planned financing and investing activities. BML, Western Realty and New Valley Realty are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Uncertainties affecting the Company generally include, without limitation, the effect of market conditions on the salability of the Company's investment securities, the uncertainty of other potential acquisitions and investments by the Company, the effects of governmental regulation on the Company's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which the Company may become involved. The failure of the Company or its significant suppliers and customers, especially Ladenburg's clearing agent, to adequately address the "Year 2000" issue could result in misstatement of reported financial information or could adversely affect its business.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 6 to the "Notes to the Condensed Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 2.  Changes in Securities and Use of Proceeds

         On June 4, 1999, the Company consummated a recapitalization under which its outstanding Class A Senior Preferred Shares, Class B Preferred Shares and Common Shares were exchanged for new Common Shares and warrants. As a result of the recapitalization, all accrued and unpaid dividends on the preferred shares were eliminated.

Item 3.  Defaults Upon Senior Securities

         See Item 2 above.

Item 4.  Submission of Matters to a Vote of Security-Holders

         During the second quarter of 1999, the Company submitted certain matters to a vote of security holders at its Annual Meeting of Stockholders held on May 21, 1999. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

         At the Annual Meeting, every holder of record of Class A Senior Preferred Shares, Class B Preferred Shares and Common Shares of the Company at the close of business on April 8, 1999 was entitled to vote, in person or by proxy, .4645 of one vote for each Class A Senior Preferred Share, .05 of one vote for each Class B Preferred Share and one vote for each Common Share, as the case may be, held by such holder. As of the record date, the Company had outstanding 1,071,462 Class A Senior Preferred Shares, 2,790,776 Class B Preferred Shares and 9,577,624 Common Shares.

         The holders of a majority of the outstanding shares entitled to vote at the Annual Meeting were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the Annual Meeting, as indicated in the following table:


                                                                     Present in Person or Represented by Proxy
                           Shares        Votes          Votes           No. of          No. of        Percent
                        Outstanding    Per Share     Outstanding        Shares          Votes         of Class
                        -----------    ---------     -----------        ------          -----         --------
Common Shares            9,577,624         1          9,577,624       8,533,485       8,533,485          89.1

Class A Senior           1,071,462       .4645          497,694       1,041,919         483,971          97.2
Preferred Shares

Class B                  2,790,776        .05           139,538       2,536,132         126,806          90.9
Preferred Shares

Combined                13,439,862                   10,214,856      12,111,536       9,144,262          89.5


1. Five nominees were elected as directors of the Company by more than the required plurality of affirmative votes of the holders of Common Shares, Class A Senior Preferred Shares and Class B Preferred Shares, voting together as a single class, to serve until the next annual stockholders' meeting:


                                             VOTED FOR DIRECTORS                    VOTE WITHHELD
                                        --------------------------------    --------------------------------
                                        No. of Votes    Percent of Votes    No. of Votes    Percent of Votes
                                        ------------    ----------------    ------------    ----------------
Arnold I. Burns                          8,029,084            87.8           1,115,179            12.2

Ronald J. Kramer                         8,029,482            87.8           1,114,781            12.2

Richard J. Lampen                        8,029,835            87.8           1,111,426            12.2

Bennett S. LeBow                         8,027,325            87.8           1,116,938            12.2

Howard M. Lorber                         8,029,453            87.8           1,114,810            12.2


2. Two nominees were elected as directors of the Company by more than the required plurality of affirmative votes of the holders of Class A Senior Preferred Shares, voting as a class, to serve until the earlier of the date on which dividend arrearages have been eliminated on such class of preferred shares or the next annual stockholders' meeting:


                                             VOTED FOR DIRECTORS                      VOTE WITHHELD
                                        --------------------------------     --------------------------------
                                        No. of Votes    Percent of Votes     No. of Votes    Percent of Votes
                                        ------------    ----------------     ------------    ----------------
Henry C. Beinstein                        458,855             94.8              25,116              5.2

Barry W. Ridings                          458,855             94.8              25,116              5.2


3. Two nominees were elected as directors of the Company by more than the required plurality of affirmative votes of the holders of Class B Preferred Shares and Class A Senior Preferred Shares, voting together as a single class, to serve until the earlier of the date on which dividend arrearages have been eliminated on the Class B Preferred Shares or the next annual stockholders' meeting:


                                             VOTED FOR DIRECTORS                      VOTE WITHHELD
                                        --------------------------------     --------------------------------
                                        No. of Votes    Percent of Votes     No. of Votes    Percent of Votes
                                        ------------    ----------------     ------------    ----------------
Henry C. Beinstein                        579,749             94.9              31,028              5.1

Barry W. Ridings                          579,749             94.9              31,028              5.1


4. The plan of recapitalization was approved by the affirmative votes of the holders of a majority of the Common Shares, Class A Senior Preferred Shares and Class B Preferred Shares, voting together as a single class, and by the holders of over two-thirds of the outstanding Class A Senior Preferred Shares and Class B Preferred Shares, each voting as a single class, as indicated in the following table:


                                      FOR                        AGAINST                    ABSTAIN
                             ------------------------    -------------------------   ------------------------
                                             % of                         % of                       % of
                             No. of       Outstanding    No. of        Outstanding   No. of       Outstanding
                             Votes           Votes        Votes            Votes      Votes          Votes
                             -----        -----------    ------        -----------   ------       -----------
Common Shares              5,099,141          53.2      1,171,898          12.2       50,885           .5

Class A Senior Preferred
Shares                       411,618          82.7         44,618           9.0        1,287           .3

Class B Preferred Shares      95,747          68.6          9,820           7.0          757           .5

Combined                   5,606,507          54.9      1,226,335          12.0       52,928           .5



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

           3.1 Amended and Restated Certificate of Incorporation dated June 4, 1999 (incorporated by reference to Exhibit 3(a) in New Valley's Form S-1, dated June 14, 1999, Registration No. 333-79837).

           4.1 Form of Warrant Agreement, dated as of June 4, 1999, between American Stock Transfer & Trust Company, as Warrant Agent, and the Company including form of warrant (incorporated by reference to Exhibit 3(c) in New Valley's Form S-1, dated June 14, 1999, Registration No. 333-79837).

           10.1 Asset Purchase Agreement dated as of May 18, 1999, by and between Oracle Corporation and Thinking Machines Corporation (incorporated by reference to Exhibit 10(h)(ii) in New Valley's Form S-1, dated June 14, 1999, Registration No. 333-79837).

           10.2 Employment Agreement dated as of August 1, 1999 between the Company and J. Bryant Kirkland III.

           27       Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

             None

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             NEW VALLEY CORPORATION
                                                     (Registrant)



Date:    August 16, 1999                By: /s/ J. Bryant Kirkland III
                                            -----------------------------------
                                            J. Bryant Kirkland III
                                            Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Chief Accounting Officer)