Form 10-Q
period 1999-09-30
NEW VALLEY CORP
filed 1999-11-15
CIK 106374

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     AS OF NOVEMBER 12, 1999, THERE WERE OUTSTANDING 23,312,768 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.


===============================================================================

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                               TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION
                                                                                               Page
                                                                                               ----
     Item 1.        Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets as of September 30,
                        1999 and December 31, 1998....................................           3

                    Condensed Consolidated Statements of Operations for the
                        three months and nine months ended September 30,
                        1999 and 1998.................................................           4

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity (Deficiency) for the nine
                        months ended September 30, 1999...............................           5

                    Condensed Consolidated Statements of Cash Flows for
                        the nine months ended September 30, 1999 and 1998.............           6

                    Notes to the Condensed Quarterly Consolidated Financial
                        Statements  ..................................................           7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................          16

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........          23

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................          24

     Item 2.        Changes in Securities and Use of Proceeds.........................          24

     Item 3.        Defaults Upon Senior Securities...................................          24

     Item 6.        Exhibits and Reports on Form 8-K..................................          24

SIGNATURE...........................................................................            25


                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                   September 30,     December 31,
                                                                                       1999             1998
                                                                                  --------------- -----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents.............................................           $   3,758       $  16,444
     Investment securities available for sale..............................              41,378          37,567
     Trading securities owned..............................................               9,779           8,984
     Restricted assets.....................................................               1,113           1,220
     Receivable from clearing brokers......................................              10,705          22,561
     Other current assets..................................................               1,507           4,675
                                                                                      ---------       ---------
         Total current assets..............................................              68,240          91,451
                                                                                      ---------       ---------

Investment in real estate, net.............................................              52,842          82,875
Furniture and equipment, net...............................................               8,557          10,444
Restricted assets..........................................................               8,919           6,082
Long-term investments, net.................................................               7,149           9,226
Investment in joint venture................................................              62,122          65,193
Other assets...............................................................               4,671           7,451
                                                                                      ---------       ---------

         Total assets......................................................           $ 213,000       $ 272,722
                                                                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Margin loans payable..................................................           $     955       $  13,088
     Current portion of notes payable and long-term obligations............               2,635           2,745
     Accounts payable and accrued liabilities..............................              28,778          32,047
     Prepetition claims and restructuring accruals.........................              12,297          12,364
     Income taxes..........................................................              16,302          18,702
     Securities sold, not yet purchased....................................               2,697           4,635
                                                                                      ---------       ---------
         Total current liabilities.........................................              63,664          83,581
                                                                                      ---------       ---------

Notes payable..............................................................              19,881          54,801
Other long-term liabilities................................................              27,681          23,450
Commitments and contingencies..............................................                  --              --
Redeemable preferred shares................................................                  --         316,202

Stockholders' equity (deficiency):
     Preferred shares, $1.00 par value; 10,000,000 shares authorized.......
     Cumulative preferred shares; liquidation preference of $0
       and $69,769, dividends in arrears: $0 and $165,856..................                  --             279
     Common Shares, $.01 par value; 100,000,000 and 850,000,000 shares
       authorized; 23,317,262 and 9,577,624 shares outstanding.............                 233              96
     Additional paid-in capital............................................             868,469         550,119
     Accumulated deficit...................................................            (765,659)       (758,016)
     Unearned compensation on stock options................................                 (85)           (475)
     Accumulated other comprehensive income................................              (1,184)          2,685
                                                                                      ---------       ---------
         Total stockholders' equity (deficiency)...........................             101,774        (205,312)
                                                                                      ---------       ---------

         Total liabilities and stockholders' equity (deficiency)...........           $ 213,000       $ 272,722
                                                                                      =========       =========



                      See accompanying notes to condensed
                       consolidated financial statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                           Three Months Ended          Nine Months Ended
                                                                              September 30,               September 30,
                                                                        ------------------------     -----------------------
                                                                          1999          1998           1999          1998
                                                                        ----------    ----------     ---------     ---------
Revenues:
     Principal transactions, net................................         $   2,223     $    (860)    $  14,036     $   7,476
     Commissions................................................             7,368         6,510        29,189        20,663
     Corporate finance fees.....................................               522           259         4,562         4,541
     Gain on sale of investments, net...........................               151         1,815         2,110        10,377
     Income (loss) in joint venture.............................             1,125        (1,746)       (3,072)       (2,233)
     Real estate leasing........................................             1,576         4,767         6,000        18,488
     Gain on sale of real estate................................             3,849         4,682         3,849         4,682
     Interest and dividends.....................................             1,424         2,033         4,308         7,424
     Computer sales and service.................................                --            40           317           499
     Gain on sale of assets.....................................                --            --         4,028            --
     Other income...............................................             1,174         1,940         3,785         6,635
                                                                         ---------     ---------     ---------     ---------

         Total revenues.........................................            19,412        19,440        69,112        78,552
                                                                         ---------     ---------     ---------     ---------

Cost and expenses:
     Selling, general and administrative........................            19,482        25,109        73,606        84,466
     Interest...................................................             2,209         3,555         6,920        11,167
                                                                         ---------     ---------     ---------     ---------

         Total costs and expenses...............................            21,691        28,664        80,526        95,633
                                                                         ---------     ---------     ---------     ---------

Loss from continuing operations before income taxes
     and minority interests.....................................            (2,279)       (9,224)      (11,414)      (17,081)

Income tax provision............................................                30            10            90            31

Minority interests in loss (income) from continuing operations
     of consolidated subsidiaries...............................                13           495          (239)        1,654
                                                                         ---------     ---------      --------      --------

Loss from continuing operations.................................            (2,296)       (8,739)      (11,743)      (15,458)

Discontinued operations:
     Gain on disposal of discontinued operations................                --         6,860         4,100         7,740
                                                                         ---------     ---------     ---------     ---------

     Income from discontinued operations........................                --         6,860         4,100         7,740
                                                                         ---------     ---------     ---------     ---------

Net loss........................................................            (2,296)       (1,879)       (7,643)       (7,718)

Dividend requirements on preferred shares.......................                --       (20,743)      (32,878)      (59,333)
                                                                         ---------     ---------     ---------     ---------

Net loss applicable to Common Shares............................         $  (2,296)    $ (22,622)    $ (40,521)    $ (67,051)
                                                                         =========     =========     =========     =========

Loss per Common Share (basic and diluted):
     Continuing operations......................................         $   (0.10)    $   (3.08)    $   (2.84)    $   (7.81)
     Discontinued operations....................................                 --         0.72           .26           .81
                                                                         ----------    ---------     ---------     ---------
     Net loss per Common Share..................................         $   (0.10)    $   (2.36)    $   (2.58)    $   (7.00)
                                                                         ==========    =========     =========     =========

Number of shares used in computation............................        23,317,261     9,577,624    15,684,128     9,577,624
                                                                        ==========     =========    ==========     =========


                      See accompanying notes to condensed
                       consolidated financial statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                      IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                          Unearned       Accumulated
                                   Class B                                              Compensation        Other
                                  Preferred     Common      Paid-In      Accumulated      on Stock      Comprehensive
                                    Shares      Shares      Capital        Deficit         Options         Income          Total
                                  ---------     ------      -------      -----------    ------------    -------------     -----

Balance, December 31, 1998......     $ 279        $ 96      $550,119     $(758,016)         $(475)          $ 2,685     $(205,312)

   Net loss.....................                                            (7,643)                                        (7,643)
   Undeclared dividends and
     accretion on redeemable
     preferred shares...........                             (25,830)                                                     (25,830)
   Unrealized loss on
     investment securities......                                                                             (3,869)       (3,869)
   Effect of recapitalization
     and reverse stock split....      (279)        137           142                                                           --
   Expenses related to
     recapitalization...........                                (600)                                                        (600)
   Conversion of redeemable
     preferred shares to
     common shares..............                             343,435                                                      343,435
   Effect of purchase of
     subsidiary's preferred
     stock......................                               1,542                                                        1,542
   Adjustment to unearned
     compensation on
     stock options..............                                (390)                         390                              --
   Compensation expense
     on stock option grants.....                                 105                                                          105
   Other, net...................                                 (54)                                                         (54)
                                     -----        ----      --------     ---------          ------          -------     ---------

Balance, September 30, 1999.....     $  --        $233      $868,469     $(765,659)         $ (85)          $(1,184)    $ 101,774
                                     =====        ====      ========     =========          =====           =======     =========





                      See accompanying notes to condensed
                       consolidated financial statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     ----------------------------
                                                                                        1999              1998
                                                                                     -----------      -----------
Cash flows from operating activities:
   Net loss................................................................          $   (7,643)      $   (7,718)
   Adjustments to reconcile net loss to net cash used for
     operating activities:
     Income from discontinued operations...................................              (4,100)          (7,740)
     Loss in joint venture.................................................               3,072            2,233
     Depreciation and amortization.........................................               2,465            5,472
     Gain on sale of assets................................................              (4,028)              --
     Gain on sales of real estate and liquidation of long-term investments.              (5,959)          (9,452)
     Stock-based compensation expense......................................               1,647            2,215
     Changes in assets and liabilities, net of effects of dispositions:
        Decrease in receivables and other assets...........................              18,224           39,804
        Decrease in accounts payable and accrued liabilities...............              (3,336)         (35,422)
                                                                                     ----------       ----------
Net cash provided from (used for) continuing operations....................                 342          (10,608)
Net cash provided from discontinued operations.............................               4,100            7,740
                                                                                     ----------       ----------
Net cash provided from (used for) operating activities.....................               4,442           (2,868)
                                                                                     ----------       ----------
Cash flows from investing activities:
     Sale or maturity of investment securities.............................               9,010           21,286
     Purchase of investment securities.....................................             (17,681)         (13,352)
     Sale or liquidation of long-term investments..........................               5,810           25,895
     Purchase of long-term investments.....................................              (5,000)          (8,590)
     Sale of real estate, net of closing costs.............................              46,208          111,292
     Purchase of real estate...............................................             (13,661)         (18,387)
     Purchase of furniture and fixtures....................................                (695)            (462)
     Sale of other assets..................................................               5,857              226
     Payment of prepetition claims.........................................                 (67)            (676)
     Increase in restricted assets.........................................              (2,837)          (1,894)
     Cash transferred to joint venture.....................................                  --             (487)
     Other.................................................................                  --             (949)
                                                                                     ----------       ----------
Net cash provided from investing activities................................              26,944          113,902
                                                                                     ----------       ----------

Cash flows used for financing activities:
     Decrease in margin loans payable, net.................................             (12,133)         (11,541)
     Purchase of subsidiary's preferred stock..............................              (1,509)              --
     Proceeds from participating loan......................................               4,473           14,300
     Repayment (issuance) of note receivable to related party..............                 950             (950)
     Repayment of notes payable............................................             (35,133)         (99,373)
     Expenses associated with the recapitalization.........................                (600)              --
     Other, net............................................................                (120)             387
                                                                                     ----------       ----------
Net cash used for financing activities.....................................             (44,072)         (97,177)
                                                                                     ----------       ----------

Net (decrease) increase in cash and cash equivalents.......................             (12,686)          13,857
Cash and cash equivalents, beginning of period.............................              16,444           11,606
                                                                                     ----------       ----------

Cash and cash equivalents, end of period...................................          $    3,758       $   25,463
                                                                                     ==========       ==========


                      See accompanying notes to condensed
                       consolidated financial statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries (the "Company"). The consolidated financial statements presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for an entire year.

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

      Recapitalization Plan

      On June 4, 1999, the Company consummated a plan of recapitalization following approval by the Company's stockholders. Under the recapitalization plan, each of the Company's Class A Senior Preferred Shares was reclassified and changed into 20 Common Shares and one Warrant to purchase Common Shares. Each of the Class B Preferred Shares was reclassified and changed into one-third of a Common Share and five Warrants. Each outstanding Common Share was reclassified and changed into one-tenth of a Common Share and three-tenths of a Warrant. The authorized number of Common Shares were reduced from 850,000,000 to 100,000,000. The Warrants issued as part of the recapitalization plan have an exercise price of $12.50 per share subject to adjustment in certain circumstances and are exercisable until June 14, 2004. The Warrants are not callable by the Company for a three-year period.

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


      New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

2.    INVESTMENT IN WESTERN REALTY

      Western Realty Development LLC

      In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Ducat") to make real estate and other investments in Russia. The Company agreed to contribute the real estate assets of BrookeMil Ltd. ("BML"), including Ducat Place II and the site for Ducat Place III, to Western Realty Ducat and Apollo agreed to contribute up to $65,875, including the investment in Western Realty Repin discussed below.

      The ownership and voting interests in Western Realty Ducat are held equally by Apollo and the Company. Apollo will be entitled to a preference on distributions of cash from Western Realty Ducat to the extent of its investment commitment of $40,000, of which $39,581 had been funded through September 30, 1999, together with a 15% annual rate of return. The Company will then be entitled to a return of $20,000 of BML-related expenses incurred and cash invested by the Company since March 1, 1997, together with a 15% annual rate of return. Subsequent distributions will be made 70% to the Company and 30% to Apollo. Western Realty Ducat is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. Material corporate transactions by Western Realty Ducat generally require the unanimous consent of the Board of Managers. Accordingly, the Company accounts for its non-controlling interest in Western Realty Ducat on the equity method of accounting.

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

      Western Realty Ducat may seek additional real estate and other investments in Russia. Western Realty Ducat has made a $30,000 participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments LLC ("WTI"), which holds the interests of Brooke (Overseas) Ltd., a subsidiary of Brooke, in Liggett-Ducat Ltd. and the new factory constructed by Liggett-Ducat Ltd. on the outskirts of Moscow. Western Realty Ducat is entitled to receive a 15% annual rate of return on amounts advanced as the loan under certain circumstances in the event of a sale or refinancing of WTI or the new factory. Western Realty Ducat has recognized as other income $4,218 and $4,479, which represent the 15% return on the loan plus 30% of any net income applicable to common interests of WTI for the three and nine months ended September 30, 1999, respectively.

      Summarized financial information as of September 30, 1999 and December 31, 1998 and for the three and nine month periods ended September 30, 1999 and for the period from February 20, 1998 (date of inception) to September 30, 1998 for Western Realty Ducat follows:

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                     SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                     ------------------         -----------------
Current assets..................................         $    5,174               $       857
Participating loan receivable...................             36,470                    31,991
Real estate, net................................             85,519                    85,761
Furniture and fixtures, net.....................                335                       179
Noncurrent assets...............................                371                       631
Goodwill, net...................................              5,778                     7,636
Notes payable - current.........................              6,192                     4,999
Other current liabilities.......................              6,939                     5,802
Notes payable - long-term.......................              9,915                    14,656
Long-term liabilities...........................                753                       756
Members' equity.................................            109,848                   100,842



                            THREE MONTHS           THREE MONTHS            NINE MONTHS           FEBRUARY 20, 1998
                               ENDED                   ENDED                  ENDED             (DATE OF INCEPTION)
                         SEPTEMBER 30, 1999     SEPTEMBER 30, 1998     SEPTEMBER 30, 1999      TO SEPTEMBER 30, 1998
                         ------------------     ------------------     ------------------      ---------------------
Revenues.............         $  2,194               $  2,658                $  8,072                 $  7,266
Costs and expenses...            3,551                  4,404                  10,787                    9,499
Other income.........            4,218                     --                   4,479                       --
Net income (loss)....            2,861                 (1,746)                  1,764                   (2,233)


      Western Realty Repin LLC

      In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BML. The proceeds of the loan will be used by BML for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BML is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. In May 1999, BML acquired an additional 48% interest in the second Kremlin site and the related land lease rights. BML owned 95.9% of one site and 100% of the other site at September 30, 1999. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $25,875, together with a 20% annual rate of return, and the Company will then be entitled to a return of its investment of $10,525, together with a 20% annual rate of return. Subsequent distributions will be made 50% to the Company and 50% to Apollo. Western Realty Repin is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. Material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

      Through September 30, 1999, Western Realty Repin has advanced $29,298, of which $18,773 was funded by Apollo under the Western Realty Repin loan. Apollo funded an additional advance of $7,125 under the Repin loan on October 1, 1999. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BML. Such distributions shall be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds of the loan, including the $7,125 advance in October 1999, to repay the Company for expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BML and is collateralized by a pledge of the Company's shares of BML.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



      As of September 30, 1999, BML had invested $31,651 in the Kremlin sites and held $1,999 in cash and $1,392 in receivables from Western Realty Ducat, both of which were restricted for future investment. In acquiring its interest in one of the Kremlin sites, BML has agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. Failure to make the required investment could result in forfeiture of a 34.8% interest in the site.

      The Company has accounted for the formation of Western Realty Repin as a financing by Apollo and a contribution of assets into a consolidated subsidiary by New Valley which is eliminated in consolidation. The Western Realty Repin loan is classified in other long-term obligations on the consolidated balance sheet at September 30, 1999. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds invested in Western Realty Repin is treated as interest expense in the consolidated statement of operations.

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

3.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of accumulated other comprehensive income. The Company had realized gains on sales of investment securities available for sale of $98 and $2,057 for the three and nine months ended September 30, 1999 and $191 and $5,725 for the three and nine months ended September 30, 1998.

      The components of investment securities available for sale at September 30, 1999 are as follows:


                                                                       GROSS         GROSS
                                                                     UNREALIZED    UNREALIZED        FAIR
                                                         COST          GAIN          LOSS            VALUE
                                                        -------      ----------    ----------       -------
      Marketable equity securities...................   $40,482      $  2,668       $  8,980        $34,170
      Notes receivable...............................     2,080            --             --          2,080
      Marketable warrants............................        --         5,128             --          5,128
                                                        -------      --------       --------        -------

      Investment securities.........................    $42,562      $  7,796       $  8,980        $41,378
                                                        =======      ========       ========        =======


4.    LADENBURG, THALMANN & CO. INC.

      On September 14, 1999, the Company agreed to sell for $10,200 a 19.9% interest in its subsidiary Ladenburg, Thalmann & Co. Inc. ("Ladenburg") to Berliner Effektengesellschaft AG ("BEAG"). Pursuant to the agreement, BEAG will also acquire a three-year option to purchase additional interests in Ladenburg subject to certain conditions. Consummation of the transaction is subject to the approval of the New York Stock Exchange and other closing conditions.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


5.    U.S. SHOPPING CENTERS

      On August 30, 1999, the Company completed the sale to entities affiliated with P.O'B. Montgomery & Company of five shopping centers for an aggregate purchase price of $46,125 before closing adjustments and expenses. The shopping centers were subject to approximately $35,023 of mortgage financing, which was assumed by the purchasers at closing. In connection with the transaction, the Company recorded a gain of $3,849 for the three and nine months ended September 30, 1999.

      The shopping centers were located in Richland, Washington, Santa Fe, New Mexico, Milwaukee, Oregon, Marysville, Washington and Lincoln, Nebraska.

      In connection with the sale of the shopping centers, the Company refinanced the notes payable on its two remaining shopping centers in Royal Palm Beach, Florida and Kanawha, West Virginia and transferred the Kanawha shopping center to a 99.0% owned limited liability company. The Royal Palm Beach, Florida shopping center is now subject to a $6,950 senior mortgage note due September 2016 which is callable by the lender after March 2001 and bears interest at 7.5% per annum and a $1,560 junior mortgage note due on the earlier of September 2002 or the due date of the senior loan which bears interest at 9.0% per annum. The Kanawha, West Virginia shopping center is now subject to a $7,000 senior mortgage note due September 2024 which bears interest at 9.03% per annum for the first seven years and at floating rates thereafter (or 11.03% per annum if the loan is still in a securitization) and a $4,388 subordinated note due September 2006 which bears interest at 9.0% per annum. The financing on the two remaining shopping centers is non-recourse to the Company, except for misappropriations of insurance and certain other proceeds, failures to apply rent and other income to required maintenance and taxes, environmental liabilities and certain other matters.

6.    LONG-TERM INVESTMENTS

      At September 30, 1999, long-term investments consisted primarily of investments in limited partnerships of $7,649. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $4,413 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's investments in limited partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

      Also included in long-term investments are various Internet-related businesses which are carried at $4,516 at September 30, 1999. These investments include an approximate 10% interest in Orchard/JFAX Investors LLC, which is the beneficial owner of 40.6% of JFAX.COM, Inc. JFAX is an Internet-based messaging and communications services provider to individuals and businesses, which completed an initial public offering in July 1999. The Company also has invested $4,500 for a 33.33% interest in AtomicPop at September 30, 1999, which is engaged in the online music industry and operates the Internet site www.atomicpop.com. The Company has an option to increase its interest in AtomicPop to 37.5% for an additional $2,500 investment. The Company also owns smaller interests in other Internet companies.

7.    SALE OF THINKING MACHINES' ASSETS

      On June 2, 1999, Thinking Machines sold substantially all of its assets consisting of its Darwin(R) software and services business to Oracle Corporation. The purchase price was $4,700 in cash at the closing of the sale and up to an additional $20,300, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of Darwin product above specified sales targets. The Company recorded a gain of $3,801 in connection with the sale for the nine months ended September 30, 1999. The operations and related gain associated with Thinking Machines have not been classified as discontinued operations based on the fact that substantial revenues were not realized from the Darwin(R) product.

      At the closing of the Oracle sale, $4,136 of loans, including interest, were repaid by Thinking Machines to the Company and the Company offered to purchase all of Thinking Machines outstanding preferred stock for $1,950. Approximately 77% of Thinking Machines' preferred stockholders tendered their stock to New Valley in the third quarter of 1999. In connection with the repurchase, the Company recorded an increase to equity of $1,542 in the third quarter of 1999, which represented the difference between the purchase price and carrying value of the stock.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



8.    CONTINGENCIES

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



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

9.    BUSINESS SEGMENT INFORMATION

      The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three and nine months ended September 30, 1999 and 1998:


                                                       BROKER-                    COMPUTER       CORPORATE
                                                       DEALER     REAL ESTATE     SOFTWARE       AND OTHER        TOTAL
                                                     ---------    -----------     ----------     -----------      ------
        Three months ended September 30, 1999
        Revenues...............................      $  12,708    $    5,423     $       --      $    1,281      $  19,412
        Operating (loss) income ...............         (2,424)        1,683            (89)         (1,449)        (2,279)
        Depreciation and amortization..........            244           450             --               8            702

        Three months ended September 30, 1998
        Revenues...............................      $   9,454    $    9,448     $       40      $      498      $  19,440
        Operating (loss) income................         (5,636)        1,809         (1,730)         (3,667)        (9,224)
        Depreciation and amortization..........            239         1,099            189              61          1,588

        Nine months ended September 30, 1999
        Revenues...............................      $  54,295    $    9,848     $      317      $    4,652      $  69,112
        Operating (loss) income................           (873)         (847)        (3,123)         (6,571)       (11,414)
        Identifiable assets....................         39,841        59,872            514         112,773        213,000
        Depreciation and amortization..........            681         1,487            199              98          2,465
        Capital expenditures...................            373        13,661             30             292         14,356

        Nine months ended September 30, 1998
        Revenues...............................      $  44,712     $  23,169     $      499       $  10,172      $  78,552
        Operating (loss) income................        (10,344)          994         (4,582)         (3,149)       (17,081)
        Depreciation and amortization..........            832         3,913            551             176          5,472
        Capital expenditures...................             50        18,709             42              48         18,849


                    NEW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



10.   INCOME FROM DISCONTINUED OPERATIONS

      The Company recorded a gain on disposal of discontinued operations of $0, $6,860, $4,100 and $7,740 for the three and nine months ended September 30, 1999 and 1998, respectively, related to the settlement of a lawsuit originally initiated by the Company's former Western Union telegraph business.

11.   PRO FORMA FINANCIAL INFORMATION

      The following table presents unaudited pro forma results from continuing operations as if the recapitalization, the Thinking Machines sale, the sale of the five U.S. shopping centers and the sale of the office buildings in September 1998 had occurred on January 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.


                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30                       SEPTEMBER 30
                                                    -------------------------         --------------------------
                                                     1999              1998             1999              1998
                                                    -------          --------         --------          --------
      Revenues............................          $14,707          $ 10,824         $ 57,700          $ 59,298
                                                    =======          ========         ========          ========

      Loss from continuing operations.....          $(5,821)         $(11,815)        $(15,338)         $(16,219)
                                                    =======          ========         ========          ========

      Loss from continuing operations
         applicable to common shares......          $(5,821)         $(11,815)        $(15,338)         $(16,219)
                                                    =======          ========         ========          ========

      Loss from continuing operations
         per common share.................          $ (0.25)         $  (0.51)        $  (0.66)         $  (0.70)
                                                    =======          ========         ========          ========

12.   COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components. Comprehensive income is a measure that reflects all changes in stockholders' equity, except those resulting from transactions with stockholders. For the Company, comprehensive income includes net income and changes in the value of equity securities that have not been included in net income. Comprehensive loss applicable to Common Shares for the three and nine months ended September 30, 1999 and 1998 is as follows:


                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30                       SEPTEMBER 30
                                                    -------------------------         --------------------------
                                                     1999              1998             1999              1998
                                                    -------          --------         --------          --------
      Net loss applicable to
         common shares....................         $ (2,296)         $(22,622)        $(40,521)         $(67,051)
      Unrealized loss on
         investment securities............           (6,210)           (7,071)          (3,869)          (14,767)
                                                   --------          --------         --------           -------

      Total comprehensive loss............         $ (8,506)         $(29,693)        $(44,390)         $(81,818)
                                                   ========          ========         ========          ========

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



13.   SUBSEQUENT EVENT

      On October 5, 1999, the Company's Board of Directors authorized the repurchase up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions, depending on market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


INTRODUCTION

The Company's Condensed Consolidated Financial Statements include the accounts of Ladenburg, Thalmann & Co. Inc. ("Ladenburg"), BrookeMil Ltd. ("BML"), Thinking Machines Corporation ("Thinking Machines") and other subsidiaries.

RECENT DEVELOPMENTS

Plan of Recapitalization. The Company consummated the plan of recapitalization on June 4, 1999, following approval by the Company's stockholders. Pursuant to the plan of recapitalization:

     o each Class A Senior Preferred Share was reclassified into 20 Common Shares and one Warrant to purchase a Common Share at $12.50 per share exercisable for five years,

     o each Class B Preferred Share was reclassified into 1/3 of a Common Share and five Warrants, and

     o each outstanding Common Share was reclassified into 1/10 of a Common Share and 3/10 of a Warrant.

The plan of recapitalization had a significant effect on the Company's financial position and results of operations. As a result of the recapitalization, the carrying value and dividend arrearages of $343,435 redeemable preferred stock were eliminated. Furthermore, the recapitalization resulted in the elimination of the existing redeemable preferred shares of the Company and the on-going dividend accruals thereon, as well as the redemption obligation for the Class A Senior Preferred Shares in January 2003. Also, as a result of the recapitalization, the number of outstanding Common Shares more than doubled, and additional Common Shares were reserved for issuance upon exercise of the Warrants. In addition, Brooke Group Ltd., the Company's principal stockholder, increased its ownership of the outstanding Common Shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%.

On October 5, 1999, the Company's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions.

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

New Valley Shopping Centers. On August 30, 1999, the Company completed the sale of five of its shopping centers for an aggregate purchase price of $46,125 ($45,288 after closing adjustments and expenses) including the assumption of $35,023 of mortgage financing. The Company received approximately $10,265 in cash from the transaction after closing adjustments and expenses and recorded a gain of $3,849 for the three and nine months ended September 30, 1999.

Ladenburg. On September 14, 1999, the Company agreed to sell for $10,200 a
19.9% interest in Ladenburg to Berliner Effektengesellschaft AG ("BEAG"). Pursuant to the agreement, BEAG will also acquire a three-year option to purchase additional interests in Ladenburg subject to certain conditions. Consummation of the transaction is subject to the approval of the New York Stock Exchange and other closing conditions.

RESULTS OF OPERATIONS

For the three months and nine months ended September 30, 1999 and 1998, the results of continuing operations of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BML (real estate), and Thinking Machines (computer software), were as follows:


                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    SEPTEMBER 30                       SEPTEMBER 30
                                              -------------------------         --------------------------
                                               1999              1998             1999              1998
                                              -------          --------         --------          --------
Broker-dealer:
    Revenues..........................         $12,708         $ 9,454          $54,295           $ 44,712
    Expenses..........................          15,132          15,090           55,168             55,056
                                                ------         -------          -------           --------
    Operating loss before taxes
       and minority interests.........         $(2,424)        $(5,636)         $  (873)          $(10,344)
                                               =======         =======          =======           ========

Real estate:
    Revenues..........................         $ 5,423         $ 9,448          $ 9,848           $ 23,169
    Expenses..........................           3,740           7,639           10,695             22,175
                                               -------         -------          -------           --------
    Operating income (loss) before
       taxes and minority interests...         $ 1,683         $ 1,809          $  (847)          $    994
                                               =======         =======          =======           ========

Computer software:
    Revenues..........................         $    --         $    40          $   317           $    499
    Expenses..........................              89           1,770            3,440              5,081
                                               -------         -------          -------           --------
    Operating loss before taxes
       and minority interests.........         $   (89)        $(1,730)         $(3,123)          $ (4,582)
                                               =======         =======          =======           ========

Corporate and other:
    Revenues..........................         $ 1,281         $   498          $ 4,652           $ 10,172
    Expenses..........................           2,730           4,165           11,223             13,321
                                               -------         -------          -------           --------
    Operating loss before taxes
       and minority interests.........         $(1,449)        $(3,667)         $(6,571)          $ (3,149)
                                               =======         =======          =======           ========

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

Consolidated total revenues were $19,412 for the three months ended September 30, 1999 versus $19,440 for the same period last year. The decrease in revenues of $28 is attributable primarily to the decrease in real estate revenues of $4,025 from the sale of the office buildings and shopping centers and lower gains on the sale of investments of $1,664 offset by Ladenburg's increased revenues of $3,254.

Ladenburg's revenues for the third quarter of 1999 increased $3,254 as compared to revenues for the third quarter of 1998 primarily as a result of an increase in commissions of $858 and principal transactions of $3,083. Ladenburg's expenses for the third quarter of 1999 increased $42 as compared to expenses for the third quarter of 1998.

Revenues from the real estate operations for the third quarter of 1999 decreased $4,025 from the third quarter of 1998. The decline was primarily due to the sale of the Company's four U.S. office buildings in September 1998 and the sale of five of the Company's seven U.S. shopping centers on August 30, 1999. Expenses of the real estate operations decreased $3,899 due primarily to the sale of the office buildings and shopping centers. BML incurred expenses of $1,771 for the three months ended September 30, 1999, which were related to the Kremlin sites. The expenses consisted primarily of accrued interest expense of $1,124 associated with the Western Realty Repin loan and a foreign currency loss of $450 on cash restricted for future investments in the Kremlin sites.

On June 2, 1999, Thinking Machines sold substantially all its assets consisting of its Darwin(R) software and services business to Oracle Corporation.

Prior to the sale, Thinking Machines had only minimal revenues from continuing operations. Operating expenses of Thinking Machines consisted of general and administrative expenses of $89 for the third quarter of 1999. For the three months ended September 30, 1998, operating expenses of Thinking Machines consisted of costs of sales of $201, selling, general and administrative expenses of $666 and research and development expenses of $903.

For the third quarter of 1999, the Company's revenues of $1,281 related to corporate and other activities consisted primarily of the $1,125 income in joint venture. Corporate and other revenues for the third quarter of 1998 consisted primarily of net gains on investments of $1,815 and interest and dividend income of $455, offset by the $1,746 loss in joint venture.

Corporate and other expenses of $2,730 for the third quarter of 1999 consisted primarily of employee compensation and benefits of $1,419, interest expense of $102 and expenses of certain non-significant subsidiaries of $112. Corporate and other expenses of $4,165 for the third quarter of 1998 consisted primarily of employee compensation and benefits of $2,019 and expenses of certain non-significant subsidiaries of $552.

Income tax expense for the third quarter of 1999 was $30 versus $10 for the third quarter of 1998. The income tax expense relates principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

The Company recorded a gain on disposal of discontinued operations of $6,860 in the 1998 period related to the settlement of a lawsuit originally initiated by the Company's former Western Union telegraph business.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Consolidated total revenues were $69,112 for the nine months ended September 30, 1999 versus $78,552 for the same period last year. The decrease in revenues of $9,440 is attributable primarily to the decrease in real estate revenues of $13,321 from the sale of the office buildings and shopping centers on as well as lower gains on the sale of investments of $8,267. The amount was offset by an increase in Ladenburg's revenues of $9,583.

Ladenburg's revenues for the first nine months of 1999 increased $9,583 as compared to revenues for the first nine months of 1998 primarily due to increases in commissions of $8,526 and principal transactions of $6,560, offset by a decrease in other revenues of $2,566. Ladenburg's expenses for the first nine months of 1999 increased $112 as compared to expenses for the first nine months of 1998 due primarily to an increase in compensation expense of $2,380 offset by a decrease in other general and administrative expenses of $2,056. Compensation expense increased due to an increase in performance-based compensation offset by a decrease in administrative overhead.

Revenues from the real estate operations for the first nine months of 1999 decreased $13,321 primarily due to the sale of the office buildings in September 1998 and the sale of five of the Company's seven U.S. shopping centers on August 30, 1999. Expenses of the real estate operations decreased $11,480 due primarily to the sale of the office buildings and shopping centers. BML incurred expenses of $3,875 for the nine months ended September 30, 1999, which were related to the Kremlin sites. The expenses consisted of accrued interest expense of $3,162 associated with the Western Realty Repin loan and a foreign currency loss of $430 on cash restricted for future investments in the Kremlin sites.

On June 2, 1999, Thinking Machines sold substantially all of its assets consisting of the Darwin(R) software and services business. The Company recorded a $3,801 gain in the second quarter related to the disposal of such assets.

Prior to the sale, Thinking Machines had minimal revenues from continuing operations. Operating expenses of Thinking Machines consisted primarily of costs of sales of $90, selling, general and administrative expenses of $1,452 and research and development expenses of $1,756 for the nine months ended September 30, 1999. Operating expenses of Thinking Machines consisted of costs of sales of $585, selling, general and administrative expenses of $2,516 and research and development expenses of $1,980 for the nine months ended September 30, 1998.

For the first nine months of 1999, the Company's revenues of $4,652 related to corporate and other activities consisted primarily of a gain on the sale of Thinking Machines assets of $3,801, a net gain on investments of $2,110 and interest and dividend income of $1,679, partially offset by a loss in joint venture of $3,072. For the first nine months of 1998, the Company's revenues of $10,172 related to corporate and other activities consisted primarily of net gains on investments of $10,377 and interest and dividend income of $1,632, partially offset by a loss in joint venture of $2,233.

Corporate and other expenses of $11,223 for the first nine months of 1999 consisted primarily of employee compensation and benefits of $5,682 and expenses of certain non-significant subsidiaries of $851. Corporate and other expenses of $13,321 for the first nine months of 1998 consisted primarily of employee compensation and benefits of $6,070 and expenses of certain non-significant subsidiaries of $2,583.

Income tax expense for the first nine months of 1999 was $90 versus $31 for the first nine months of 1998. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

The Company recorded a gain on disposal of discontinued operations of $4,100 in the 1999 period and $7,740 in the 1998 period related to the settlement of lawsuits originally initiated by the Company's former Western Union telegraph business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased to $4,576 at September 30, 1999 from $7,870 at December 31, 1998 primarily as a result of a $3,869 decrease in the market value of the Company's investments held for sale.

During the first nine months of 1999, the Company's cash and cash equivalents decreased from $16,444 to $3,758 due primarily to purchases of real estate (primarily the Kremlin sites) of $13,661, net purchases of $7,861 of marketable securities and long-term investments and a decrease in the Company's margin loans payable of $12,133. The amounts were offset by the sale of the shopping centers for $45,288, net of closing costs and adjustments, the issuance of the Western Realty Repin loan of $4,473 and the sale of Thinking Machines assets for $4,300.

Cash provided from operations for the nine months ended September 30, 1999 was $4,442 as compared to cash used for operations of $2,868 from the prior year. The difference was primarily due to a decrease of $11,856 in receivables from clearing brokers in 1999 and a decrease in Ladenburg's payables of $2,858 in 1999 versus $7,262 in 1998 offset by $2,733 increase in Ladenburg's net trading securities owned for the 1999 period versus an $11,883 decrease for the 1998 period.

Cash flows provided from investing activities for the nine months ended September 30, 1999 were $26,944 compared to $113,902 for the nine months ended September 30, 1998. The difference is primarily attributable to the sales of U.S. real estate in both 1998 and 1999, the $7,861 used to acquire marketable securities and long-term investments in 1999 compared to net sales of investments of $25,239 in 1998.

The capital expenditures for the nine months ended September 30, 1999 related principally to the Kremlin sites ($13,638), including the acquisition in May 1999 of an additional 48% interest in the second Kremlin site and related land lease rights. BML also held $1,999 in restricted cash and $1,392 in receivables from Western Realty, at September 30, 1999, both of which are restricted for future investment in the Kremlin sites. In connection with the acquisition of its interest in one of the Kremlin sites, BML has agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. Failure to make the required investment could result in forfeiture of a 34.8% interest in the site.

In June 1998, the Company and Apollo organized Western Realty Repin to make a loan to BML. The proceeds from the loan will be used by BML for the acquisition and preliminary development of the Kremlin sites. Through September 30, 1999, Western Realty Repin has advanced $29,298 (of which $18,773 has been funded by Apollo) to BML. Apollo funded an additional advance of $7,125 under the Repin loan on October 1, 1999. The loan bears no fixed interest and is payable out of 100% of distributions by the entities owning the Kremlin sites to BML. Such distributions will be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BML. BML used a portion of the proceeds of the loan, including the $7,125 advance in October 1999, to repay the Company for certain expenditures on the Kremlin sites previously incurred.

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

Cash flows used for financing activities were $44,072 for the nine months ended September 30, 1999 as compared to $97,177 used for financing activities for the nine months ended September 30, 1998. The difference was primarily due to the repayments of debt associated with the sales of U.S. real estate of $35,023 in 1999 and $99,373 in 1998, the purchase of 77% of the preferred stock of Thinking Machines for $1,509 offset by the issuance of a $14,300 participating loan in 1998 to Western Realty versus $4,473 in 1999.

On September 28, 1998, the Company completed the sale of its four U.S. office buildings for an aggregate purchase price of $112,400. On August 30, 1999, the Company completed the sale of five of its shopping centers for an aggregate purchase price of $46,125 ($45,288 after closing adjustments and expenses) including the assumption of $35,023 of mortgage financing. The Company received approximately $10,265 in cash from the transaction.

On June 2, 1999, Thinking Machines sold substantially all of its assets, which consisted primarily of its Darwin(R) software and services business, to Oracle Corporation. At the closing of the Oracle sale, $4,136 of loans, including interest, were repaid by Thinking Machines to the Company and the Company offered to purchase all of Thinking Machines' outstanding preferred stock for $1,950. Approximately 77% of Thinking Machines' preferred stockholders tendered their stock to New Valley in the third quarter of 1999. In connection with the repurchase, the Company recorded an increase to equity of $1,542 in the third quarter of 1999, which represented the difference between the purchase price and carrying value of the stock.

In September 1998, the Company made a one-year $950 loan to BGLS Inc., an affiliate of the Company, bearing interest at 14% per annum, which has been repaid in full.

On October 5, 1999, the Company's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions.

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

Equity Price Risk

Ladenburg maintains inventories of trading securities at September 30, 1999 with fair values of $9,779 in long positions and $2,697 in short positions. Ladenburg performed an entity-wide analysis of the its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the Ladenburg's financial instruments at September 30, 1999 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company holds investment securities available for sale totaling $41,378 at September 30, 1999. Approximately 38% of these securities represent an investment in RJ Reynolds Tobacco Holdings and Nabisco Group Holdings, which are defendants in numerous tobacco products-related litigation, claims and proceedings. The effect of an adverse lawsuit against these companies could have a significant effect on the value of the Company's investment.

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

Each of the Company's operating businesses, Ladenburg, BML and New Valley Realty, and its interests in Western Realty Ducat and Western Realty Repin ("Western Realty"), are subject to intense competition, changes in consumer preferences, and local economic conditions. Ladenburg is further subject to uncertainties endemic to the securities industry including, without limitation, the volatility of domestic and international financial, bond and stock markets, governmental regulation and litigation. The operations of BML and Western Realty in Russia are also subject to a high level of risk. In its on-going transition from a centrally-controlled command economy under communist rule, Russia has experienced dramatic political, social and economic upheaval. There is a risk that further reforms necessary to complete this transition will not occur. During 1998, the economy entered a period of even greater economic instability which has continued in 1999. The Russian economy suffers from significant inflation, declining industrial productions, rising unemployment, and an unstable currency. In addition, BML and Western Realty may be affected unfavorably by political or diplomatic developments, regional tensions, currency repatriation restrictions, foreign exchange fluctuations, a relatively untested judicial system, an evolving taxation system subject to constant changes which may be applied retroactively and subject to varying interpretations by tax authorities which may not coincide with that of management and can result in assessments of additional taxes, penalties and interest, which can be significant, and other legal developments and, in particular, the risks of expropriation, nationalization and confiscation of assets and changes in legislation relating to foreign ownership. In addition, the system of commercial laws, including the laws governing registration of interests in real estate and the establishment and enforcement of security interests, is not well developed and, in certain circumstances, inconsistent and adds to the risk of investment in the real estate development business in Russia. The uncertainties in Russia and Russia's recent economic turmoil may also effect BML's and Western Realty's ability to consummate planned financing and investing activities. BML, Western Realty and New Valley Realty are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Uncertainties affecting the Company generally include, without limitation, the effect of market conditions on the salability of the Company's investment securities, the uncertainty of other potential acquisitions and investments by the Company, the effects of governmental regulation on the Company's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which the Company may become involved. The failure of the Company or its significant suppliers and customers, especially Ladenburg's clearing agent, to adequately address the "Year 2000" issue could result in misstatement of reported financial information or could adversely affect its business.

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

Item 3.  Defaults Upon Senior Securities

         See Item 2 above.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

              10.1 Purchase and Sale Agreement (the "Purchase Agreement") dated as of June 23, 1999 between the Company and P.O'B Montgomery & Company (incorporated by reference to Exhibit
                    2.1 to the Company's current report on Form 8-K dated August 30, 1999).

              10.2 Amendment to Purchase Agreement dated as of August 9, 1999 (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K dated August 30, 1999).

              10.3 Amendment to Purchase Agreement dated as of August 16, 1999 (incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K dated August 30, 1999).

              27    Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K


                         Date             Items       Financial Statements
                         ----             -----       --------------------

                    August 30, 1999        2, 7               None

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            NEW VALLEY CORPORATION
                                            (Registrant)



Date:    November 15, 1999                  By:  /s/ J. Bryant Kirkland III
                                                 ------------------------------
                                                 J. Bryant Kirkland III
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Chief Accounting Officer)