Form 10-K405
period 1999-12-31
NEW VALLEY CORP
filed 2000-03-30
CIK 106374

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                 (305) 579-8000
              (Registrant's telephone number, including area code)
                             ---------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Shares, $.01 par value
               Warrants to Purchase Common Shares, $.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was approximately $35,920,780. Directors and officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     At March 24, 2000, there were 23,159,862 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III (Items 10, 11, 12 and 13) from the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security-Holders;
            Executive
            Officers of the Registrant................................    8

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.....................................   12
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   21
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   21

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   22
Item 11.  Executive Compensation......................................   22
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   22
Item 13.  Certain Relationships and Related Transactions..............   22

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   23
SIGNATURES............................................................   57

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     New Valley Corporation, a Delaware corporation, is engaged in the investment banking and brokerage business through its ownership of Ladenburg, Thalmann & Co. Inc., in real estate development in Russia through BrookeMil Ltd., Western Realty Development LLC and Western Realty Repin LLC and in investment in Internet-related businesses. The principal executive office of New Valley is located at 100 S.E. Second Street, Miami, Florida 33131, and the telephone number is (305) 579-8000.

     New Valley was originally organized under the laws of New York in 1851 and operated for many years under the name "Western Union Corporation". In 1991, bankruptcy proceedings were commenced against New Valley. In January 1995, New Valley emerged from bankruptcy. As part of the bankruptcy plan, New Valley sold the Western Union money transfer and messaging services businesses and all allowed claims in the bankruptcy were paid in full.

PLAN OF RECAPITALIZATION

     New Valley consummated a plan of recapitalization on June 4, 1999, following approval by New Valley's stockholders. Pursuant to the plan of recapitalization:

     - each $15.00 Class A Increasing Rate Cumulative Senior Preferred Share ($100 liquidation), $.01 par value, was reclassified into 20 Common Shares and one Warrant exerciseable for five years,

     - each $3.00 Class B Cumulative Convertible Preferred Share, $.10 par value, was reclassified into 1/3 of a Common Share and five Warrants, and

     - each outstanding Common Share was reclassified into 1/10 of a Common Share and 3/10 of a Warrant.

     The recapitalization had a significant effect on New Valley's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, New Valley's stockholders' equity increased by $343.4 million from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of New Valley, as well as the redemption obligation for the Series A Preferred Shares in January 2003. Also as a result of the recapitalization, the number of outstanding Common Shares more than doubled, and additional Common Shares were reserved for issuance upon exercise of the Warrants, which have an initial exercise price of $12.50 per Common Share. In addition, Brooke Group Ltd., New Valley's principal stockholder, increased its ownership of the Common Shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. At December 31, 1999, Brooke owned 55.4% of New Valley's Common Shares.

LADENBURG, THALMANN & CO. INC.

     On May 31, 1995, a subsidiary of New Valley acquired all of the outstanding shares of common stock and other equity interests of Ladenburg for $25.8 million, net of cash acquired, subject to adjustment. Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange since 1876. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals.

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

     On December 23, 1999, New Valley completed the sale of a 19.9% interest in Ladenburg to Berliner Effektengesellschaft AG, a German public financial holding company. New Valley received approximately $10.2 million in cash and Berliner shares valued in accordance with the purchase agreement. Pursuant to the agreement, Berliner also acquired a three-year option to purchase additional interests in Ladenburg subject to certain conditions. New Valley recorded a $4.3 million gain in connection with the transaction for the year ended December 31, 1999.

BROOKEMIL LTD.

     On January 31, 1997, New Valley entered into a purchase agreement with Brooke (Overseas) Ltd., an indirect wholly-owned subsidiary of Brooke, under which New Valley acquired 10,483 shares of the BrookeMil common stock. These shares comprise 99.1% of the outstanding shares of BrookeMil, which is engaged in the real estate development business in Moscow, Russia. New Valley paid Brooke (Overseas) a purchase price of $55 million for the BrookeMil shares, consisting of $21.5 million in cash and a $33.5 million 9% note. The note, which was collateralized by the BrookeMil shares, was paid during 1997.

     BrookeMil is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was successfully built and leased. On April 18, 1997, BrookeMil sold Ducat Place I to one of its tenants, Citibank, for approximately $7.5 million. This price had been reduced to reflect approximately $6.2 million of rent prepayments by Citibank. In 1997, BrookeMil completed construction of Ducat Place II, a premier 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies including Motorola, Conoco and Morgan Stanley. Ducat Place II is one of the leading modern office buildings in Moscow due to its design and full range of amenities. The third phase, Ducat Place III, has been planned as a 450,000 sq. ft. office tower. The site of the proposed third phase of the project was used by Liggett-Ducat Ltd., an indirect subsidiary of Brooke, for its tobacco factory pursuant to a use agreement with BrookeMil. Liggett-Ducat, which completed construction in 1999 of a new factory on the outskirts of Moscow, is vacating the site.

     Under the BrookeMil purchase agreement, certain liabilities of BrookeMil aggregating approximately $40 million remained as liabilities of BrookeMil after the purchase of the BrookeMil shares. These liabilities included a $20.4 million construction loan from a Russian bank. In addition, the liabilities of BrookeMil at the time of purchase included approximately $13.8 million of rents and related payments prepaid by tenants in Ducat Place II for periods generally ranging from 15 to 18 months.

     In August 1997, BrookeMil refinanced all amounts due under the construction loan with borrowings under a new credit facility with the Russian bank SBS-Agro. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by New Valley. At December 31, 1999, borrowings under the new credit agreement totaled $14.7 million.

     Western Realty Development. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. organized Western Realty Development to make real estate and other investments in Russia. New Valley agreed to contribute the real estate assets of BrookeMil, including Ducat Place II and the site for Ducat Place III, to Western Realty Development, and Apollo agreed to contribute up to $65.9 million, including the $25.9 million investment in Western Realty Repin discussed below.

     The ownership and voting interests in Western Realty Development are held equally by Apollo and New Valley. Apollo will be entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment commitment of $40 million, of which $39.6 million had been funded through December 31, 1999, together with a 15% annual rate of return. New Valley will then be entitled to a return of $20 million of BrookeMil-related expenses incurred and cash invested by New Valley since March 1, 1997, together with a 15% annual rate of return. Subsequent distributions will be made 70% to New Valley and 30% to Apollo. Western Realty Development is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Development will generally require the unanimous consent of the Board of Managers. Accordingly, New Valley accounts for its non-controlling interest in Western Realty Development on the equity method.

     In March 2000, Apollo and New Valley each agreed to increase its capital commitment to Western Realty Development by $3.75 million.

     New Valley, Brooke and their affiliates have other business relationships with affiliates of Apollo. On January 11, 1996, New Valley acquired from an affiliate of Apollo eight shopping centers for $72.5 million. New Valley's two remaining shopping centers are subject to second mortgages in favor of the sellers. New Valley and pension plans sponsored by BGLS Inc., a subsidiary of Brooke, have invested in investment partnerships managed by an affiliate of Apollo. Affiliates of Apollo have owned a substantial amount of debt securities of BGLS and hold warrants to purchase common stock of Brooke.

     Western Realty Development may seek additional real estate and other investments in Russia. Western Realty Development has made a $30 million participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments LLC which holds Brooke (Overseas)'s interests in Liggett-Ducat and its new factory. Western Realty Development is entitled to receive a 15% annual rate of return on amounts advanced on the loan under certain circumstances in the event of a sale or refinancing of Western Tobacco Investments or the new factory.

     New Valley has determined that a permanent impairment occurred in the value of the site for the proposed Ducat Place III office building and related goodwill due to the economic difficulties in the Russian economy following the financial crisis of August 1998. New Valley recognized an impairment charge of $11.6 million in 1999.

     Western Realty Repin. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan will be used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located on the Sofiskaya Embankment of the Moscow River. The sites are directly across the river from the Kremlin and have views of the Kremlin walls, towers and nearby church domes. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 95.9% of one site and 100% of the other site at December 31, 1999. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $25.9 million, together with a 20% annual rate of return, and New Valley will then be entitled to a return of its investment of $10.5 million, together with a 20% annual rate of return. Subsequent distributions will be made 50% to New Valley and 50% to Apollo. Western Realty Repin is managed by a board of managers consisting of an equal number of representatives chosen by Apollo and New Valley. Material corporate transactions by Western Realty Repin will generally require the unanimous consent of the board of managers.

     Through December 31, 1999, Western Realty Repin had advanced $36.4 million, of which $25.9 million was funded by Apollo, to BrookeMil. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to reimburse New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

     As of December 31, 1999, BrookeMil had invested $32 million in the Kremlin sites and held approximately $929,000 in cash and $1.4 million in receivables from an affiliate, both of which were restricted for future investment in the Kremlin sites. In acquiring its interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22 million in 2000 in the development of the property. Management believes that short-term financing alternatives are available to fund the investment. Failure to make the required investment could result in the forfeiture of a 34.8% interest in the site. New Valley's investment in the Kremlin sites, net of the participating loan of $32.1 million, was carried in the accompanying financial statements at approximately $2.3 million at December 31, 1999.

INTERNET INVESTMENTS

     New Valley has invested $8.1 million in various Internet-related businesses. These investments include an approximate 4% interest in JFAX.COM, Inc. JFAX is an Internet-based messaging and communications services provider to individuals and businesses, which completed an initial public offering in July 1999. New Valley has also invested $4.5 million for a 33.33% interest in Atomic Pop, an online music enterprise founded by Al Teller, the former head of MCA Music Entertainment and president of CBS Records, dedicated to leveraging the digital medium to change the way music is acquired, promoted, sold and distributed. New Valley also owns smaller interests in other Internet companies.

NEW VALLEY REALTY DIVISION

     In January 1996, New Valley acquired four office buildings and eight shopping centers for an aggregate purchase price of $183.9 million, consisting of $23.9 million in cash and $160 million in non-recourse mortgage financing provided by the sellers. The office buildings and shopping centers have been operated through its New Valley Realty division.

     In September 1998, New Valley completed the sale to institutional investors of the office buildings for an aggregate purchase price of $112.4 million and recognized a gain of $4.7 million on the sale. New Valley received approximately $13.4 million in cash from the transaction before closing adjustments and expenses. The office buildings were subject to approximately $99 million of mortgage financing which was retired at closing.

     In January 1996, New Valley acquired the shopping centers for an aggregate purchase price of $72.5 million. Each seller was an affiliate of Apollo. The shopping centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukee, Oregon; Richland and Marysville, Washington; and Kanawha, West Virginia.

     In November 1997, New Valley sold its Marathon, Florida shopping center for $5.4 million and recognized a gain of $1.2 million on the sale. In August 1999, New Valley sold to entities affiliated with P.O'B. Montgomery & Company five shopping centers for an aggregate purchase price of $46.1 million before closing adjustments and expenses. The shopping centers were subject to approximately $35 million of mortgage financing, which was assumed by the purchasers at closing. New Valley recorded a gain of $3.8 million on the sale of the five centers.

     Space in New Valley's two remaining shopping centers in Royal Palm Beach, Florida and Kanawha, West Virginia is leased to a variety of commercial tenants and, as of December 31, 1999, the aggregate occupancy of the centers was 85%. The properties are subject to approximately $19.8 million of underlying mortgages in favor of senior lenders and second mortgages in favor of the original sellers.

OTHER ACQUISITIONS AND INVESTMENTS

     Thinking Machines Corporation. Thinking Machines, New Valley's 73% owned subsidiary, designed, developed, marketed and supported software offering prediction-based management solutions under the name LoyaltyStream(TM)for businesses such as financial services and telecommunications providers. This software was designed to help reduce customer attrition, control costs, more effectively cross-sell or bundle products or services and manage risks. Incorporated in LoyaltyStream was Darwin(R), a data mining software tool set with which a customer can analyze large amounts of its pre-existing data as well as external demographics data to predict behavior or outcomes. The customer can then send this information through systems integration to those divisions of the customer, which can use it to more effectively anticipate and solve business problems. To date, no material revenues have been recognized by Thinking Machines from the sale or licensing of such software and services.

     On June 2, 1999, Thinking Machines sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price was $4.7 million in cash at the closing of the sale and up to an additional $20.3 million, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of Darwin product above specified sales targets.

     Miscellaneous Investments. At December 31, 1999, New Valley owned approximately 48% of the outstanding shares of CDSI Holdings, Inc (formerly known as PC411, Inc.), a development stage company which completed an initial public offering in May 1997. CDSI holds a minority interest in an Internet application service provider that develops and distributes direct marketing and customer relationship products and services.

     As of December 31, 1999, long-term investments consisted primarily of investments in limited partnerships of $8.7 million. New Valley determined that an other than temporary impairment in the value of an investment had occurred and wrote down this investment to zero in 1997 with a charge to operations of $3.8 million.

     New Valley may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means.

EMPLOYEES

     At December 31, 1999, New Valley had approximately 365 full-time employees, of whom approximately 343 were employed by Ladenburg. New Valley believes that relations with its employees are satisfactory.

                                  RISK FACTORS

NEW VALLEY HAS EXPERIENCED CONTINUING LOSSES; IT HAS HIGH LEVERAGE AND A FIXED CHARGE COVERAGE DEFICIT.

     New Valley has experienced losses from continuing operations for the last five years. New Valley had outstanding debt in the amount of $19.8 million as of December 31, 1999 and a margin loan payable of $1.0 million, and its earnings have been inadequate to cover fixed charges for the five most recent years. New Valley's ability to make required payments on its debt will depend on its ability to generate cash sufficient for such purposes. Similarly, New Valley's future operating performance and ability to make planned expenditures will depend on future economic conditions and financial, business and other factors which may be beyond its control. There is a risk that New Valley will not be able to generate enough funds to repay its debt. If New Valley cannot service its fixed charges, it would significantly harm New Valley.

NEW VALLEY IS SUBJECT TO RISKS RELATING TO THE INDUSTRIES IN WHICH IT OPERATES

     The Securities Industry. As a broker-dealer, Ladenburg is subject to uncertainties endemic to the securities industry. These uncertainties include the volatility of domestic and international financial, bond and stock markets, as demonstrated by recent disruptions in the financial markets, extensive governmental regulation, litigation, intense competition and substantial fluctuations in the volume and price level of securities. Ladenburg also depends on the solvency of various counterparties. As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. Ladenburg is much smaller and has much less capital than many competitors in the securities industry.

     Risks of real estate joint ventures and development projects. New Valley has two significant joint ventures with Apollo to make real estate and other investments in Russia. New Valley must seek Apollo's approval for important actions regarding the joint ventures. Since Apollo's interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the joint ventures to function. Such a deadlock could significantly harm the joint ventures. The terms of the joint ventures, which require New Valley to offer Apollo the first opportunity to participate in new investments in Russia, may make it more difficult for New Valley to forge alliances in Russia with other entities.

     New Valley plans to pursue a variety of real estate development projects. Development projects are subject to special risks including potential increase in costs, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.

     Risks relating to Russian real estate operations. New Valley has significant real estate development operations in Russia. These operations are subject to a high level of risk. There is a risk that investments in Russia will harm New Valley's profitability (if any) or liquidity and cash flow.

     In its on-going transition from a centrally-controlled economy under communist rule, Russia has experienced dramatic political, social and economic upheaval. There is a risk that further reforms necessary to complete this transition will not occur. In August 1998, the economy of the Russian Federation entered a period of even greater economic instability which has continued since that time. The country's currency continues to devalue. There is continued volatility in the debt and equity markets, and hyperinflation persists. Confidence in the banking sector has yet to be restored, and there continues to be a general lack of liquidity in the economy. In addition, New Valley may be harmed by regulatory, political and legal developments beyond the control of companies operating in the Russian Federation, including:

     - diplomatic developments;

     - decisions of international lending organizations;

     - regional tensions;

     - currency repatriation restrictions;

     - foreign exchange fluctuations;

     - an undeveloped system of commercial laws, including laws on real estate titles and mortgages, and a relatively untested judicial system;

     - an evolving taxation system subject to constant changes which may be applied retroactively and subject to varying interpretations by tax authorities which may not coincide with that of management and can result in assessments of additional taxes, penalties and interest, which can be significant; and

     - other legal developments and, in particular, the risks of expropriation, nationalization and confiscation of assets and changes in legislation relating to foreign ownership.

     As a result of the recent economic difficulties in the Russian economy, New Valley took a charge of $11.6 million in 1999 for a permanent impairment in the value of the site for the proposed Ducat Place III office building and related goodwill. The uncertainties in Russia may also impair New Valley's ability to complete planned financing and investing activities. The development of certain Russian properties will require significant amounts of debt and other financing. In acquiring its interest in the Kremlin sites, New Valley agreed with the City of Moscow to invest an additional $22 million by May 2000 in the development of the property. Failure to make the required investment could result in the forfeiture of a 34.8% interest in one of the sites. New Valley is considering potential financing alternatives on behalf of the joint ventures. However, given the recent economic turmoil in Russia, there is a risk that financing will not be available on acceptable terms. Failure to obtain sufficient capital for the projects would force the joint ventures to curtail or delay their projects.

NEW VALLEY'S POTENTIAL INVESTMENTS ARE UNIDENTIFIED AND MAY NOT SUCCEED

     New Valley currently holds a significant amount of marketable securities and cash not committed to any specific investments. This subjects stockholders to increased risk and uncertainty because you will not be able to evaluate how this cash will be invested and the economic merits of particular investments. There may be substantial delay in locating suitable investment opportunities. In addition, New Valley may lack relevant management experience in the areas in which New Valley may invest. There is a risk that New Valley will fail in targeting, consummating or effectively managing any of these investments.

NEW VALLEY'S MANAGEMENT DOES NOT DEVOTE ITS FULL TIME TO NEW VALLEY'S AFFAIRS

     New Valley is dependent upon the services of Bennett S. LeBow, the Chairman of the Board and Chief Executive Officer of New Valley. The loss to New Valley of Mr. LeBow could harm New Valley. In addition, management divides its time between New Valley and Brooke and, consequently, does not spend its full time on New Valley business.

BROOKE CONTROLS A MAJORITY OF NEW VALLEY'S SHARES

     As a result of the recapitalization and assuming that no warrant holder exercises its warrants, Brooke owns approximately 55% of the outstanding Common Shares of New Valley. As holder of the absolute majority of the Common Shares, Brooke is able to elect all of New Valley's directors and control the management of New Valley. Also, Brooke's ownership of Common Shares makes it impossible for a third party to acquire control of New Valley without the consent of Brooke and therefore may discourage third parties from seeking to acquire New Valley. A third party would have to negotiate any such transaction with Brooke, and the interests of Brooke may be different from the interests of other New Valley stockholders. This may depress the price of the Common Shares.

NEW VALLEY ENGAGES IN SUBSTANTIAL RELATED PARTY TRANSACTIONS

     New Valley has had substantial dealings with its controlling stockholder and its affiliates, certain members of management and certain directors. New Valley may continue to have such dealings in the future. While New Valley believes these arrangements and transactions are fair to and in the best interest of New Valley, they were not negotiated at arms length.

THE VALUE OF THE MARKET FOR COMMON SHARES IS UNCERTAIN

     New Valley has recently completed a plan of recapitalization that made far-reaching changes in New Valley's capital structure. At this time, it is unclear what the long-term impact of the recapitalization will be on the Common Shares. Moreover, while New Valley has applied to have the Common Shares quoted on the Nasdaq SmallCap Market, there is a risk that New Valley will not be able to satisfy applicable listing requirements. Even if the Common Shares are quoted, the liquidity of their trading market is uncertain. The potential future issuance of the Common Shares on exercise of the Warrants, which would increase the number of Common Shares by more than 76%, may depress the price of the Common Shares. New Valley has not declared a dividend on the Common Shares since 1984, and does not currently intend to pay such dividends in the foreseeable future.

ITEM 2.  PROPERTIES

     New Valley's principal executive office is in Miami, Florida, where it shares offices with Brooke and various of their subsidiaries. New Valley has entered into an expense sharing agreement for use of such office space. Ladenburg's principal offices are located in New York. Ladenburg leases approximately 74,000 square feet of office space pursuant to a lease that expires on June 30, 2015. Effective September 1, 1999, Ladenburg subleased approximately 13,125 square feet of office space under a 10-year sublease. New Valley's operating properties are described above.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Notes 10 and 18 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS; EXECUTIVE OFFICERS OF THE REGISTRANT

     During the last quarter of 1999, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below, together with accompanying text, presents certain information regarding all current executive officers of New Valley as of March 24, 2000. There are no family relationships among the executive officers of New Valley. Each of the executive officers of New Valley serves until the election and qualification of his successor or until his death, resignation or removal by the Board of Directors of New Valley.

                                                                                       YEAR INDIVIDUAL
                                                                                          BECAME AN
                 NAME                    AGE                 POSITION                 EXECUTIVE OFFICER
                 ----                    ---                 --------                 -----------------
Bennett S. LeBow.......................  62    Chairman of the Board and Chief              1988
                                                 Executive Officer
Howard M. Lorber.......................  51    President and Chief Operating Officer        1994
Richard J. Lampen......................  46    Executive Vice President and General         1995
                                                 Counsel
J. Bryant Kirkland III.................  34    Vice President, Treasurer and Chief          1998
                                                 Financial Officer
Marc N. Bell...........................  39    Vice President, Associate General            1998
                                                 Counsel and Secretary

     BENNETT S. LEBOW has been Chairman of the Board of New Valley since January 1988 and Chief Executive Officer thereof since November 1994 and currently holds various positions with New Valley's subsidiaries. Since June 1990, Mr. LeBow has been the Chairman of the Board, President and Chief Executive Officer of Brooke, a New York Stock Exchange-listed holding company, and since October 1986 has been a director of Brooke. Since November 1990, he has been Chairman of the Board, President and Chief Executive officer of BGLS, which directly or indirectly holds Brooke's equity interests in several private and public companies. Mr. LeBow has been a director of Liggett Group Inc., a manufacturer and seller of cigarettes, since June 1990. Liggett is a wholly-owned subsidiary of BGLS.

     HOWARD M. LORBER has been President and Chief Operating Officer of New Valley since November 1994 and serves as a director of New Valley. Mr. Lorber has been Chairman of the Board and Chief Executive Officer of Hallman & Lorber Assoc., Inc., consultants and actuaries to qualified pension and profit sharing plans, and various of its affiliates since 1975. Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan's Famous, Inc., a chain of fast food restaurants; a consultant to Brooke and Liggett since January 1994; a director and member of the Audit Committee of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; a director and member of the Audit Committee of Prime Hospitality Corp., a company doing business in the lodging industry, since May 1994; and a director of PLM International Inc., a leasing company, since January 1999.

     RICHARD J. LAMPEN has been Executive Vice President and General Counsel of New Valley since October 1995 and serves as a director of New Valley. Since July 1996, Mr. Lampen has served as Executive Vice President of Brooke and BGLS and since November 1998 as President and Chief Executive Officer of CDSI. Mr. Lampen has been a director of Thinking Machines since February 1996; a director of CDSI since January 1997; and a director of Panaco, Inc., an independent oil and gas exploration and production company, since February 1999. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can

Corporation, The International Bank of Miami, N.A. and Spec's Music, Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

     J. BRYANT KIRKLAND III has been Vice President, Treasurer and Chief Financial Officer of New Valley since January 1998, and since November 1994 has served in various financial capacities with New Valley and with Brooke and BGLS. Mr. Kirkland has served as Vice President and Chief Financial Officer of CDSI since January 1998 and as a director of CDSI since November 1998.

     MARC N. BELL has been a Vice President of New Valley since February 1998 and has served as Associate General Counsel and Secretary of New Valley since November 1994. Since May 1994, Mr. Bell has served as General Counsel and Secretary of Brooke and BGLS and since January 1998 as Vice President.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Shares are quoted on the NASD OTC Electronic Bulletin Board, a NASD sponsored and operated inter-dealer automated quotation system under the symbol NVAL. New Valley has applied to have its Common Shares and Warrants quoted on the Nasdaq SmallCap Market. There is a risk that New Valley will not be able to satisfy the applicable listing requirements.

     The following table sets forth, for the calendar quarters indicated, the range of per share prices for the Common Shares. Prices reflect quotations on the NASD OTC Electronic Bulletin Board. Such quotations reflect inter-dealer prices in the over-the-counter market, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                              HIGH     LOW
                                                              -----   -----
POST-RECAPITALIZATION (AFTER JUNE 4, 1999 EFFECTIVE DATE OF
  RECAPITALIZATION)
1999:
Fourth Quarter..............................................  $4.81   $3.13
Third Quarter...............................................   4.25    3.00
Second Quarter..............................................   5.13    3.56

PRE-RECAPITALIZATION (BEFORE JUNE 4, 1999 EFFECTIVE DATE OF
  RECAPITALIZATION)
1999:
Second Quarter..............................................  $ .75   $ .22
First Quarter...............................................    .84     .38
1998:
Fourth Quarter..............................................  $2.00   $ .25
Third Quarter...............................................    .50     .32
Second Quarter..............................................    .94     .44
First Quarter...............................................   1.18     .50

HOLDERS

     At March 24, 2000, there were approximately 13,600 holders of record of the Common Shares.

DIVIDENDS

     No dividends were paid on the Common Shares in 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                             1999       1998        1997        1996       1995
                                           --------   ---------   ---------   --------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
Total revenues...........................  $ 83,605   $ 102,087   $ 114,568   $130,865   $  67,730
Total costs and expenses(a)..............   108,581     127,499     139,989    149,454      66,064
                                           --------   ---------   ---------   --------   ---------
(Loss) income from continuing operations
  before income taxes and minority
  interests..............................   (24,976)    (25,412)    (25,421)   (18,589)      1,666
Income tax provision.....................        80           6         186        300         292
Minority interests in (income) loss from
  continuing operations of consolidated
  subsidiaries...........................      (667)      2,089       1,347      4,241          --
                                           --------   ---------   ---------   --------   ---------
(Loss) income from continuing
  operations.............................   (25,723)    (23,329)    (24,260)   (14,648)      1,374
Income from discontinued operations......     4,100       7,740       3,687      7,158      16,873
                                           --------   ---------   ---------   --------   ---------
Net (loss) income........................   (21,623)    (15,589)    (20,573)    (7,490)     18,247
Dividend requirements on preferred
  shares(b)..............................   (37,759)    (80,964)    (68,475)   (61,949)    (72,303)
Excess of carrying value of redeemable
  preferred shares over cost of shares
  purchased..............................        --          --          --      4,279      40,342
                                           --------   ---------   ---------   --------   ---------
Net loss applicable to common shares.....  $(59,382)  $ (96,553)  $ (89,048)  $(65,160)  $ (13,714)
                                           ========   =========   =========   ========   =========
Per Common and equivalent share(c):
Basic:
  Loss from continuing operations........  $  (3.65)  $  (10.89)  $   (9.68)  $  (7.55)  $   (3.20)
  Discontinued operations................       .24         .81         .38        .75        1.77
  Net loss...............................     (3.41)     (10.08)      (9.30)     (6.80)      (1.43)
Diluted:
  Loss from continuing operations before
     extraordinary items.................  $  (3.65)  $  (10.89)  $   (9.68)  $  (7.55)  $   (3.20)
  Discontinued operations................       .24         .81         .38        .75        1.77
  Net loss...............................     (3.41)     (10.08)      (9.30)     (6.80)      (1.43)
Dividends declared(b)....................        --          --          --         --          --
Book value(c)............................  $   3.94   $  (21.44)  $  (13.61)  $  (7.55)  $   (3.18)
BALANCE SHEET DATA:
Total assets.............................  $220,668   $ 272,722   $ 441,391   $406,540   $ 385,822
Long-term obligations....................    19,519      54,801     185,024    170,223      11,967
Prepetition claims(d)....................    12,279      12,364      12,611     15,526      33,392
Redeemable preferred shares(e)...........        --     316,202     258,638    210,571     226,396
Stockholders' equity (deficiency)........    91,379    (205,312)   (130,399)   (72,364)    (30,461)
Working capital (deficiency).............    23,014       7,870      (6,986)    85,610     155,565

---------------

(a) Includes reorganization benefit of $9,706 in 1996 and $2,044 in 1995.
(b) Dividend requirements on preferred shares amounts include $444 in 1999, $891 in 1998, $692 in 1997, $417 in 1996 and $521 in 1995 accrued on the redeemable Class A Senior Preferred Shares to reflect the effective dividend yield over the life of such securities. All preferred dividends, whether or not declared, are reflected as a deduction in arriving at net loss applicable to Common Shares. No dividends on Preferred Shares were declared in 1999, 1998 and 1997. Dividends of $40 per share in 1996 and $50 per share in 1995 were declared on the redeemable Class A Senior Preferred Shares.

(c) All per share data have been restated to reflect the one-for-twenty reverse stock split completed on July 29, 1996 and the Company's recapitalization which occurred on June 4, 1999.
(d) Represents prepetition claims against New Valley in its bankruptcy case. See
    Note 18 to the Consolidated Financial Statements.
(e) Includes cumulative preferred dividends on the redeemable Class A Senior Preferred Shares of $219,068, $163,302, $117,117 and $121,893 at December
    31, 1998, 1997, 1996 and 1995, respectively. See Note 13 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

     The following discussion assesses the results of operations, capital resources and liquidity of New Valley and its consolidated subsidiaries and should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report. The operating results of the periods presented were not significantly affected by inflation. The consolidated financial statements include the accounts of Ladenburg, BrookeMil, Thinking Machines and other subsidiaries.

     New Valley's financial statements have been affected by its complete redeployment of its assets since it emerged from bankruptcy in January 1995. These redeployment transactions include:

     - the sale of the money transfer business in January 1995 (booked in 1994) and the messaging service business in October 1995. These operations, which generated virtually all of New Valley's revenues before 1995, are treated as discontinued in New Valley's financial statements;

     - the acquisition of the broker-dealer business in May 1995;

     - the purchase of New Valley's U.S. office buildings and shopping centers in January 1996 and the sale of the office buildings in September 1998 and five of the shopping centers in August 1999;

     - the acquisition of BrookeMil in January 1997;

     - the formation in February 1998 of the Western Realty Development joint venture, to which New Valley contributed a significant portion of BrookeMil's operations and which is accounted for on the equity method; and

     - the formation in June 1998 of the Western Realty Repin joint venture to provide financing to BrookeMil.

RECENT DEVELOPMENTS

     Plan of Recapitalization. New Valley consummated the plan of recapitalization on June 4, 1999, following approval by New Valley's stockholders. Pursuant to the plan of recapitalization:

     - each Class A Senior Preferred Share was reclassified into 20 Common Shares and one Warrant to purchase a Common Share at $12.50 per share exercisable for five years,

     - each Class B Preferred Share was reclassified into 1/3 of a Common Share and five Warrants, and

     - each outstanding Common Share was reclassified into 1/10 of a Common Share and 3/10 of a Warrant.

     The recapitalization had a significant effect on New Valley's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, New Valley's stockholders' equity increased by $343,435 from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of New Valley, as well as the redemption obligation for the Series A Preferred Shares in January 2003. Also as a result of the recapitalization, the number of outstanding Common Shares more than doubled, and additional Common

Shares were reserved for issuance upon exercise of the Warrants. In addition, Brooke increased its ownership of the Common Shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. At December 31, 1999, Brooke owned 55.4% of New Valley's Common Shares.

RESULTS OF OPERATIONS

     For the years ended December 31, 1999, 1998 and 1997, the results of continuing operations of New Valley's primary operating units are as follows. The operations of BrookeMil are included in real estate operations, while New Valley's interest in Western Realty Development, which is accounted for on the equity method, is included in corporate and other activities.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1999       1998      1997
                                                              --------   --------   -------
Broker-dealer:
  Revenues..................................................  $ 77,171   $ 66,569   $56,197
  Expenses..................................................    74,107     72,744    66,155
                                                              --------   --------   -------
  Operating income (loss) before taxes and minority
     interests..............................................  $  3,064   $ (6,175)  $(9,958)
                                                              ========   ========   =======
Real estate:
  Revenues..................................................  $ 10,952   $ 25,259   $27,067
  Expenses..................................................    14,164     25,451    34,894
                                                              --------   --------   -------
  Operating loss before taxes and minority interests........  $ (3,212)  $   (192)  $(7,827)
                                                              ========   ========   =======
Computer software:
  Revenues..................................................  $    317   $    794   $ 3,947
  Expenses..................................................     3,470      6,924    12,103
                                                              --------   --------   -------
  Operating loss before taxes and minority interests........  $ (3,153)  $ (6,130)  $(8,156)
                                                              ========   ========   =======
Corporate and other:
  Revenues..................................................  $ (4,835)  $  9,465   $27,357
  Expenses..................................................    16,840     22,380    26,837
                                                              --------   --------   -------
  Operating (loss) income before taxes and minority
     interests..............................................  $(21,675)  $(12,915)  $   520
                                                              ========   ========   =======

  The year 1999 compared to 1998

     Consolidated total revenues for 1999 were $83,605 as compared with $102,087 for 1998. The decrease in revenues of $18,482 is primarily attributable to the decrease in real estate revenues of $14,307 from the sale of the office buildings and shopping centers, the increase in loss in joint venture of $11,537 and lower gains on sale of investments of $9,395, offset by an increase in revenues at Ladenburg of $10,602 and gains on sales of Ladenburg stock and Thinking Machines' assets.

     Ladenburg's revenues for 1999 consisted of commissions of $38,815, principal transactions of $19,722, corporate finance fees of $8,340, syndicate and underwriting income of $1,912 and other income of $8,382. Ladenburg's revenues for 1998 consisted of commissions of $28,284, principal transactions of $11,276, corporate finance fees of $14,673, syndicate and underwriting income of $2,834 and other income of $9,502. Expenses of Ladenburg for 1999 consisted of employee compensation and benefits of $48,918 and other expenses of $25,189. Expenses of Ladenburg for 1998 consisted of employee compensation and benefits of $47,845 and other expenses of $24,899.

     Revenues from the real estate operations in 1999 decreased $14,307 primarily due to the sale of the Company's four U.S. office buildings in September 1998 and the sale of five of the Company's seven U.S. shopping centers in August 1999. Expenses of the real estate operations decreased $11,287 due primarily to the sale of the office buildings and shopping centers. BrookeMil incurred expenses of $5,339 in 1999, which were related to the Kremlin sites. The expenses consisted primarily of accrued interest expense of $4,698 associated with the Western Realty Repin loan and a foreign currency loss of $460 on cash restricted for future investments in the Kremlin sites.

     On June 2, 1999, Thinking Machines sold substantially all its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. Prior to the sale Thinking Machines was developing and marketing a data mining software product and had only minimal revenues from continuing operations. Operating expenses of Thinking Machines in 1999 consisted of cost of sales of $90, selling, general and administrative of $1,418, research and development of $1,756 and interest expense of $206. Operating expenses of Thinking Machines in 1998 consisted of cost of sales of $821, selling, general and administrative of $2,571, research and development of $3,444 and interest expense of $88.

     For 1999, New Valley's revenues of $(4,835) related to corporate and other activities included a $16,513 loss in the Western Realty Development joint venture and equity losses in affiliates of $3,726. The losses were offset in part by a gain on the sale of a 19.9% interest in Ladenburg of $4,256, a gain on the sale of Thinking Machines' assets of $3,801, a net gain on investments of $2,373 and interest and dividend income of $2,196. For 1998, New Valley's revenues of $9,465 related to corporate and other activities consisted primarily of net gains on investments of $11,768 and interest and dividends income of $2,199, offset by the $4,976 loss in the joint venture. During 1998, the principal component of net gains on investments were $4,770 from the liquidation of long-term investments and $6,997 from the liquidation of portfolio holdings.

     The loss in joint venture of $16,513 in 1999 resulted principally from a non-cash $11,561 impairment charge associated with Western Realty Development. In 1999, Western Realty Development evaluated the recoverability of its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." In 1999, Western Realty Development determined a permanent impairment had occurred related to economic difficulties in the Russian economy following the financial crisis of August 1998. Based on an appraisal conducted by an independent third party, Western Realty Development recorded an impairment charge for the year ended December 31, 1999 of $11,561 associated with its investment in the site for the proposed Ducat Place III office building and related goodwill. The fair market value was determined based on current market conditions and anticipated future discounted cash flows.

     Corporate and other expenses of $16,840 for 1999 consisted primarily of employee compensation and benefits of $7,942, expenses of certain non-significant subsidiaries of $958 and interest expense of $293. Corporate and other expenses of $22,380 for 1998 consisted primarily of employee compensation and benefits of $8,937, a provision for loss on a long-term investment of $3,185, expenses of certain non-significant subsidiaries of $3,719 and interest expense of $366.

     Income tax expense for 1999 was $80 compared to $6 in 1998. Income tax expense for 1999 and 1998 related to state income taxes at Ladenburg and $17 of Russian profits tax at BrookeMil in 1999.

     New Valley recorded a gain on disposal of discontinued operations of $4,100 in 1999 and $7,740 in 1998 related to the settlement of a lawsuit originally initiated by New Valley's former Western Union telegraph business.

  The year 1998 compared to 1997

     Consolidated total revenues for 1998 were $102,087 as compared with $114,568 for 1997. The decrease in revenues of $12,481 is primarily attributable to the decrease in corporate and other revenues and revenues at Thinking Machines offset by an increase in revenues at Ladenburg. The decrease in corporate and other revenues was a result of a decline in gains on investments of $7,434 and a loss in Western Realty Development of $4,976. During 1998, Ladenburg experienced an increase in commissions offset by a decline in principal transactions as compared to the prior year. The decrease in Thinking Machines' revenues was due to the termination of its parallel processing computer sales and service business commencing in the fourth quarter of 1996.

     Ladenburg's revenues for 1998 consisted of commissions of $28,284, principal transactions of $11,276, corporate finance fees of $14,673, syndicate and underwriting income of $2,834 and other income of $9,502. Ladenburg's revenues for 1997 consisted of principal transactions of $17,115, commissions of $16,727, corporate finance fees of $10,573, syndicate and underwriting income of $3,269, and other income of $8,513. Expenses of Ladenburg for 1998 consisted of employee compensation and benefits of $47,845 and other expenses of $24,899. Expenses of Ladenburg for 1997 consisted of employee compensation and benefits of $42,495 and other expenses of $23,660.

     Revenues from the real estate operations in 1998 decreased $1,808 primarily due to lower fourth quarter revenues as a result of the sale of the office buildings in September 1998 and the contribution of Ducat Place II to Western Realty Development offset by the $4,682 gain on the sale of the office buildings. Expenses of the real estate operations decreased $9,443 due primarily to the absence of significant expenses associated with Ducat Place II and Ducat Place III resulting from the contribution of the properties to Western Realty Development and the sale of the office buildings. A foreign currency loss of $1,860, which resulted from the devaluation of rubles held in an escrow account, was included in BrookeMil's expenses for 1998.

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

     For 1998, New Valley's revenues of $9,465 related to corporate and other activities consisted primarily of net gains on investments of $11,768 and interest and dividends income of $2,199, offset by the $4,976 loss in the Western Realty Development joint venture. During 1998, the principal component of net gains on investments were $4,770 from the liquidation of long-term investments and $6,997 from the liquidation of portfolio holdings. For 1997, New Valley's revenues of $27,357 related to corporate and other activities consisted primarily of net gains on investments of $19,800 and interest and dividends income of $3,252. During 1997, the principal component of net gain on investments consisted of $7,570 and $11,392 from sales of RJR Nabisco Holdings Corp. and Milestone Scientific Inc. equity, respectively.

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

     Income tax expense for 1998 was $6 compared to $186 in 1997. Income tax expense for 1998 and 1997 related to state income taxes at Ladenburg and $107 of Russian profits tax at BrookeMil in 1997.

     New Valley recorded a gain on disposal of discontinued operations of $7,740 in 1998 related to the settlement of a lawsuit originally initiated by New Valley's former Western Union telegraph business. During 1997, New Valley recorded a gain on disposal of discontinued operations of $3,687 related to reversals in estimates of certain prepetition claims under Chapter 11 and restructuring accruals which resulted from New Valley's former money transfer business. The amounts reversed were accrued in prior years upon the commencement of purported claims against New Valley in bankruptcy court. New Valley's accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the bankruptcy court.

LIQUIDITY AND CAPITAL RESOURCES

     New Valley's working capital increased by $15,144 and $14,856 for the years ended December 31, 1999 and 1998 and decreased by $92,596 for the year ended December 31, 1997.

     New Valley's working capital increased to $23,014 at December 31, 1999 from $7,870 at December 31, 1998 primarily as a result of the sale of the five U.S. shopping centers and a 19.9% interest in Ladenburg and liquidations of various long-term investments. The amount was offset by changes in New Valley's unrealized loss on marketable securities and investments of $7,075 in internet-related businesses.

     New Valley's working capital increased to $7,870 at December 31, 1998 from a working capital deficit of $6,986 at December 31, 1997 primarily as a result of the sale of the office buildings, liquidations of various long-term investments and the contribution of Ducat Place II and Ducat Place III (and the associated liabilities) to Western Realty Development. The amount was offset by changes in New Valley's unrealized loss on marketable securities.

     New Valley's working capital decreased by $92,596 from $85,610 at December 31, 1996 to a deficit of $6,986 at December 31, 1997 primarily as a result of the purchase of BrookeMil and net purchases of long-term investments of $15,384 offset by the net sale of long-term investments of $2,807.

     During 1999, New Valley's cash and cash equivalents decreased from $16,444 to $11,512 due primarily to a decrease in margin loans payable of $12,105 and investments of $7,075 in internet-related businesses, offset by the sales of the shopping centers, Thinking Machines' assets and the Ladenburg stock.

     During 1998, New Valley's cash and cash equivalents increased from $11,606 to $16,444 due primarily to the sale of the office buildings and liquidations of long-term investments offset by capital expenditures of $21,835 and purchases of long-term investments of $13,590.

     During 1997, New Valley's cash and cash equivalents decreased from $57,282 to $11,606 primarily due to the purchase of BrookeMil and net purchases of long-term investments offset by the net sale of long-term investments of $2,807.

     Cash provided from operating activities for the year ended December 31, 1999 was $3,700 as compared to cash used for operating activities of $13,957 for the prior year. The difference is primarily due to the reduction in receivable from clearing brokers of $11,658 in 1999 compared to a $21,356 increase in 1998, lower gains associated with sales of real estate and liquidation of long-term investments of $3,512 and an increased non-cash loss from joint venture of $11,537. The amounts were offset by a net increase in Ladenburg's net trading securities of $23,762 and an increased net loss of $6,034.

     Cash used for operating activities for the year ended December 31, 1998 increased to $13,957 as compared to $249 for the prior year. The difference is primarily due to a net decrease in Ladenburg's net trading securities of $8,665, a decrease in accounts payable and accrued liabilities of $2,144 and gains on the sale of the office buildings and other long-term investments of $9,452 in 1998. These amounts were offset by cash provided from discontinued operations of $7,740 and a decrease in New Valley's loss from continuing operations of $931.

     Cash flows provided from investing activities for the year ended December 31, 1999 were $29,777 compared to cash flows provided from investing activities of $104,213 for the year ended December 31, 1998. The difference is primarily attributable to the sale of real estate of $46,208 in 1999 versus the sale of the office buildings of $111,292 in 1998, the net liquidation of long-term investments in 1998 of $12,305 versus net investment in long-term investments of $1,190 in 1999 and the net purchase of marketable securities of $8,335 in 1999 versus net sales of marketable securities of $3,459 in 1998.

     Cash flows provided from investing activities for the year ended December 31, 1998 were $104,213 compared to cash flows used for investing activities of $21,110 for the year ended December 31, 1997. The difference is primarily attributable to the sale of the office buildings of $111,292 in 1998, the net liquidation of long-term investments in 1998 of $12,305 and $20,014 used to acquire the BrookeMil stock in the 1997 period. The amount is offset primarily by capital expenditures in 1998 of $18,236 compared with $10,777 in 1997 and greater net sales of investments in the 1997 period.

     The capital expenditures for the year ended December 31, 1999 and 1998 related principally to the development of the Kremlin sites ($13,990 and $18,013, respectively). BrookeMil also held $929, in cash and $1,418 in receivables from an affiliate, at December 31, 1999, both of which were restricted for future investment in the Kremlin sites. In connection with the acquisition of its interest in one of the Kremlin sites, BrookeMil has agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. Failure to make the required investment could result in forfeiture of a 34.8% interest in the site.

     In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds from the loan will be used by BrookeMil for the acquisition and preliminary development of the Kremlin sites. Through December 31, 1999, Western Realty Repin has advanced $36,400 (of which $25,875 was funded by Apollo) to BrookeMil. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds to repay New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

     The development of Ducat Place III and the Kremlin sites will require significant amounts of debt and other financing. New Valley is considering potential financing alternatives on behalf of Western Realty Development and BrookeMil. However, in light of the recent economic turmoil in Russia, there is a risk that such financing will not be available on acceptable terms. Failure to obtain sufficient capital for the projects would force Western Realty Development and BrookeMil to curtail or delay the planned development of Ducat Place III and the Kremlin sites.

     On September 28, 1998, New Valley completed a sale to institutional investors of its four U.S. office buildings for an aggregate purchase price of $112,400 ($111,292 after closing adjustments and expenses). New Valley received approximately $11,989 in cash from the transaction after closing adjustments and expenses. The office buildings were subject to approximately $99,000 of mortgage financing, which was retired at closing. New Valley recorded a gain of $4,682 associated with the sale of the office buildings.

     On August 30, 1999, New Valley completed the sale of five of its shopping centers for an aggregate purchase price of $46,125 ($45,288 after closing adjustments and expenses) including the assumption of $35,023 of mortgage financing. New Valley received approximately $10,265 in cash from the transaction after closing adjustments and expenses and recorded a gain of $3,570 associated with the sale of the shopping centers. New Valley may seek to dispose of its remaining two shopping centers in the future.

     In connection with the sale of the shopping centers, New Valley refinanced the notes payable on its two remaining shopping centers in Royal Palm Beach, Florida and Kanawha, West Virginia and transferred the Kanawha shopping center to a 99.0% owned limited liability company. The Royal Palm Beach, Florida shopping center is now subject to a $6,899 senior mortgage note due September 2016 which is callable by the lender after March 2001 and bears interest at 7.5% per annum and a $1,560 junior mortgage note due on the earlier of September 2002 or the due date of the senior loan which bears interest at 9.0% per annum. The Kanawha, West Virginia shopping center is now subject to a $6,981 senior mortgage note due September 2024 which bears interest at 9.03% per annum for the first seven years and at floating rates thereafter (or 11.03% per annum if the loan is still in a securitization) and a $4,388 subordinated note due September 2006 which bears interest at 9.0% per annum. The financing on the two remaining shopping centers is non-recourse to New Valley, except for misappropriations of insurance and certain other proceeds, failures to apply rent and other income to required maintenance and taxes, environmental liabilities and certain other matters.

     On June 2, 1999, Thinking Machines sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price was $4,700 in cash at the closing of the sale and up to an additional $20,300, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of Darwin product above specified sales targets. At the closing of the Oracle sale, $4,136 of loans, including interest, were repaid by Thinking Machines to New Valley and New Valley offered to purchase all of Thinking Machines' outstanding preferred stock for $1,950. Approximately 77% of Thinking Machines' preferred stockholders tendered their stock to New Valley in the third quarter of 1999. In connection with the repurchase, New Valley recorded an increase to equity of $1,542 in the third quarter of 1999, which represented the difference between the purchase price and carrying value of the stock.

     New Valley has lent Thinking Machines an additional $673, bearing interest at 15% per annum, since the closing.

     In September 1998, New Valley made a one-year $950 loan to BGLS, an affiliate of New Valley, bearing interest at 14% per annum, which has been repaid in full.

     Cash flows used for financing activities increased to $38,409 for the year ended December 31, 1999 compared to $85,418 in the 1998 period. The difference consisted of the retirement of notes payable associated with the sale of the office buildings and was offset by the fundings of the Western Realty Repin loan in the 1999 period and an increase in margin loan payable of $12,105.

     Cash flows used for financing activities increased to $85,418 for the year ended December 31, 1998 compared to $24,317 in the 1997 period. The difference consisted of the retirement of notes payable associated with the sale of the office buildings and was offset by the fundings of the Western Realty Repin loan in the 1998 period and the payment of $42,746 of net notes payable in the 1997 period offset by an increase in margin loan payable of $13,012.

     Of the $55,000 purchase price for the BrookeMil shares acquired by New Valley on January 31, 1997, New Valley paid $21,500 in cash at the closing and executed a note in the principal amount of $33,500 in favor of Brooke (Overseas) for the balance. The note, which was collateralized by the BrookeMil shares, was paid during 1997. The source of funds used by New Valley for the acquisition, including the payment of the note, was general working capital including cash and cash equivalents and proceeds from the sale of investment securities available for sale.

     When New Valley bought the BrookeMil shares, certain liabilities of BrookeMil aggregating approximately $40,000 remained liabilities of BrookeMil after the closing. These liabilities included the $20,400 construction loan from a Russian bank. In addition, the liabilities of BrookeMil at the time of purchase included approximately $13,800 of rents and related payments prepaid by tenants in Ducat Place II for periods generally ranging from 15 to 18 months.

     In August 1997, BrookeMil refinanced all amounts due under the construction loan with borrowings under a new credit facility with the Russian bank SBS-Agro. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by New Valley. At December 31, 1999, borrowings under the new credit agreement totaled $14,656.

     On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of March 24, 2000, New Valley had repurchased 75,200 shares for approximately $346.

     New Valley expects that its available capital resources will be sufficient to fund its currently anticipated cash requirements for 2000, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

MARKET RISK

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rate, foreign exchange rate, equity and commodity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of New Valley's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments.

     Current and proposed underwriting, corporate finance, merchant banking and other commitments are subject to due diligence reviews by Ladenburg's senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. New Valley monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

  Equity Price Risk

     Ladenburg maintained inventories of trading securities at December 31, 1999 with fair market values of $15,707 in long positions and $7,625 in short positions. Ladenburg performed an entity-wide analysis of the its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the Ladenburg's financial instruments at December 31, 1999 will not have a material adverse effect on the consolidated financial position or results of operations of New Valley.

     New Valley held investment securities available for sale totaling $48,722 at December 31, 1999. Approximately 22% of these securities represent an investment in RJ Reynolds Tobacco Holdings, Inc. and Nabisco Group Holdings Corp., which are defendants in numerous tobacco products-related litigation, claims and proceedings. An adverse outcome in any of these proceedings against these companies could have a significant effect on the value of New Valley's investment.

     New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

  Foreign Market Risk

     BrookeMil's and Western Realty Development's operations are conducted in Russia. The Russian Federation continues to experience economic difficulties following the financial crisis of August 1998. Consequently, the country's currency continues to devalue, there is continued volatility in the debt and equity markets, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be a general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within the Russian Federation continue to evolve.

     The Russian Federation's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the control of companies operating in the Russian Federation. The operations of BrookeMil and Western Realty Development may be significantly affected by these factors for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. New Valley has not yet determined the impact that the adoption of SFAS No. 133 will have on its earnings or statement of financial position.

YEAR 2000 COSTS

     The "Year 2000 issue" is the result of computer programs that were written using two digits rather than four digits to define the applicable year. If New Valley's or its subsidiaries' computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruption to operations, including, among other things, an inability to process transactions or engage in similar normal business activities. Published reports have stated that Year 2000 miscalculations could occur throughout the Year 2000.

To date, neither the Company nor its subsidiaries have experienced any material disruptions to their business operations.

     New Valley and BrookeMil. Both New Valley and BrookeMil use personal computers for all transactions. All such computers and related systems and software are less than three years old and are Year 2000 compliant. As a result, New Valley and BrookeMil are Year 2000 compliant.

     Ladenburg. Ladenburg is Year 2000 compliant. Ladenburg's plan addressed external interfaces with third party computer systems necessary in the broker-dealer industry. It also addressed internal operations software necessary to continue operations on a daily basis. Ladenburg's Year 2000 plan cost approximately $650. The cost was inclusive of hardware and software upgrades and replacements as well as consulting.

     External Service Providers. The modifications for Year 2000 compliance by New Valley and its subsidiaries were completed in 1999. However, the failure of New Valley's service providers, including Ladenburg's clearing agent, to resolve their own processing issues in a timely manner could result in a material financial risk. To date, New Valley is unaware of any incidents that have occurred where its external service providers were not Year 2000 complaint.

     It is unclear whether the Russian government and other organizations who provide significant infrastructure services in Russia have addressed the Year 2000 problem sufficiently to mitigate potential substantial disruption of these infrastructure services. The substantial disruption of these services would have an adverse affect on the operations of BrookeMil and Western Realty Development. Furthermore, the current financial crisis in Russia could affect the ability of the government and other organizations to fund Year 2000 compliance programs. To date, New Valley is not aware of any Year 2000 related issues reported in Russia.

     Although New Valley and its subsidiaries have confirmed that their service providers adequately addressed Year 2000 issues, there can be no complete assurance of success, or that interaction with other service providers will not impair New Valley's or its subsidiaries' services.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     New Valley and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent New Valley's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, New Valley has identified under "Risk Factors" in
Item 1 above and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of New Valley.

     Each of New Valley's operating businesses, Ladenburg, BrookeMil and New Valley Realty, and its interests in Western Realty Development and Western Realty Repin, are subject to intense competition, changes in consumer preferences, and local economic conditions. BrookeMil, Western Realty Development, Western Realty Repin and New Valley Realty are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Uncertainties affecting New Valley generally include, without limitation, the effect of market conditions on the salability of New Valley's investment securities, the uncertainty of other potential acquisitions and investments by New Valley, the effects of governmental regulation on New Valley's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which New Valley may become involved.

     Results actually achieved may differ materially from expected results included in these forward-looking statements as a result of these or other factors. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. New Valley does not undertake to update any forward-looking statement that may be made from time to time on behalf of New Valley.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 20, 2000, beginning on page 26 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is contained in New Valley's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1) INDEX TO 1999 CONSOLIDATED FINANCIAL STATEMENTS:

     The Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 20, 2000, appear on pages 26 through 52 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

     (A)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule III -- Real Estate and Accumulated Depreciation....  Page 54

     (A)(3) EXHIBITS

*    (2)(a)   --   Stock Purchase Agreement, dated as of January 31, 1997,
                   among BrookeMil, Brooke (Overseas), BGLS and New Valley
                   (incorporated by reference to Exhibit 10.1 in New Valley's
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   June 30, 1998).
*       (b)   --   Amended and Restated Limited Liability Company Agreement
                   (Second Restatement), dated as of February 20, 1998, by and among Western Realty Development, New Valley, BrookeMil and
                   Apollo Real Estate Investment Fund III, L.P. (incorporated by reference to Exhibit 10.1 in New Valley's Current Report on Form 8-K dated February 20, 1998).
*       (c)   --   Limited Liability Company Agreement, dated as of June 18,
                   1998, by and among Western Realty Repin, Apollo Real Estate
                   Investment Fund III, L.P., and New Valley (incorporated by reference to Exhibit 10.3 in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).
*    (3)(a)   --   Amended and Restated Certificate of Incorporation dated June
                   4, 1999 of New Valley (incorporated by reference to Exhibit
                   3(a) in New Valley's Form S-1, dated June 14, 1999,
                   Registration No. 333-79837).
*       (b)   --   By-Laws of New Valley adopted July 29, 1996 (incorporated by reference to Exhibit (3)(ii) in New Valley's Quarterly
                   Report on Form 10-Q for the quarterly period ended June 30,
                   1996).
*       (4)   --   Form of Warrant Agreement, dated as of June 4, 1999, between
                   American Stock Transfer & Trust Company, as Warrant Agent,
                   and New Valley including form of warrant (incorporated by
                   reference to Exhibit 4(c) in New Valley's Form S-1, dated
                   June 14, 1999, Registration No. 333-79837).
*(10)(a)(i)   --   Restricted Share Agreement, dated November 18, 1996, by and between New Valley and Howard M. Lorber (incorporated by
                   reference to Exhibit 10(a)(ii) in New Valley's Form 10-K for the fiscal year ended December 31, 1996).
*      (ii)   --   Option Agreement, dated November 18, 1996, between New
                   Valley and Howard M. Lorber (incorporated by reference to
                   Exhibit 10(a)(iii) in New Valley's Form 10-K for the fiscal year ended December 31, 1996).
*    (b)(i)   --   Employment Agreement, dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and
                   Bennett S. LeBow (incorporated by reference to Exhibit
                   10(b)(i) in New Valley's Form 10-K for the fiscal year ended
                   December 31, 1995).
*      (ii)   --   Employment Agreement ("Lorber Employment Agreement"), dated as of June 1, 1995, as amended, effective as of January 1,
                   1996, between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(b)(ii) in New Valley's Form 10-K for the fiscal year ended December 31, 1995).

*     (iii)   --   Amendment dated January 1, 1998 to Lorber Employment
                   Agreement (incorporated by reference to Exhibit 10(b)(iii)
                   in New Valley's Form 10-K for the fiscal year ended December
                   31, 1997).
*      (iv)   --   Employment Agreement, dated September 22, 1995, between New
                   Valley and Richard J. Lampen (incorporated by reference to
                   Exhibit 10(c) in New Valley's Quarterly Report on Form 10-Q
                   for the quarterly period ended September 30, 1995).
*       (v)   --   Employment Agreement, dated August 1, 1999, between New
                   Valley and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.2 in New Valley's Quarterly Report on Form
                   10-Q for the quarterly period ended June 30, 1999).
*       (c)   --   Sale-Purchase Agreement, dated as of September 2, 1998, by and between New Valley and PW/MS OP Sub I, LLC (incorporated by reference to Exhibit 2.1 in New Valley's Current Report on Form 8-K dated September 28, 1998).
*       (d)   --   Purchase and Sale Agreement dated as of June 23, 1999
                   between New Valley and P.O'B Montgomery & Company
                   (incorporated by reference to Exhibit 2.1 in New Valley's
                   Current Report on Form 8-K dated August 30, 1999).
*       (e)   --   Expense Sharing Agreement, dated as of January 18, 1995, by and between Brooke and New Valley (incorporated by reference to Exhibit 10(a) in New Valley's Quarterly Report on Form
                   10-Q for the quarterly period ended September 30, 1995).
*    (f)(i)   --   TMC Investment Partnership Agreement, dated as of February
                   2, 1996, between Ladenburg Thalmann Capital Corp. and
                   Levin-A Limited Partnership (incorporated by reference to
                   Exhibit 10(r) in New Valley's Form 10-K for the fiscal year ended December 31, 1995).
*      (ii)   --   Asset Purchase Agreement, dated as of May 18, 1999, by and between Oracle Corporation and Thinking Machines Corporation
                   (incorporated by reference to Exhibit 10(h)(ii) in New
                   Valley's Form S-1, dated June 14, 1999, Registration No.
                   333-79837).
*       (g)   --   Form of Margin Agreement, dated September 12, 1995, between
                   ALKI and Bear Stearns & Co. (incorporated by reference to
                   Exhibit 2 in the Schedule 13D filed by, among others, New
                   Valley with the SEC on March 11, 1996, as amended, with
                   respect to the common stock of RJR Nabisco Holdings Corp.).
*    (h)(i)   --   Participating Loan Agreement, dated as of April 28, 1998, by and between Western Realty Development, Western Tobacco
                   Investments and Brooke (Overseas) (incorporated by reference to Exhibit 10.2 in New Valley's Quarterly Report on Form
                   10-Q for the quarterly period ended June 30, 1998).
*      (ii)   --   Participating Loan Agreement, dated as of June 18, 1998, by and between Western Realty Repin and BrookeMil (incorporated by reference to Exhibit 10.4 in New Valley's Quarterly
                   Report on Form 10-Q for the quarterly period ended June 30,
                   1998).
       (21)   --   Subsidiaries of New Valley.
       (27)   --   Financial Data Schedule (for SEC use only).
       (99)   --   Western Realty Development LLC's Consolidated Financial
                   Statements for the year ended December 31, 1999 and for the period February 20, 1998 (date of inception) to December 31,
                   1998.

---------------

* Incorporated by reference.

     The foregoing list omits instruments defining the rights of holders of long-term debt of New Valley and its consolidated subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of New Valley and its consolidated subsidiaries. New Valley hereby agrees to furnish a copy of each such instrument or agreement to the SEC upon request.

     Exhibits not filed herewith are incorporated by reference to the exhibits in the prior filings indicated in parenthesis. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in Exhibit Nos. 10(a) and 10(b).

     (B) REPORTS ON FORM 8-K:

     None

                             NEW VALLEY CORPORATION

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999
                      ITEMS 8, 14(A)(1) AND (2), AND 14(D)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   FINANCIAL STATEMENTS AND SCHEDULES OF THE REGISTRANT AND ITS SUBSIDIARIES,
        REQUIRED TO BE INCLUDED IN ITEMS 8, 14(A)(1) AND (2), AND 14(D)
                               ARE LISTED BELOW:

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
  Report of Independent Certified Public Accountants........    27
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................    28
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................    29
  Consolidated Statements of Changes in Stockholders' Equity
     (Deficiency) for the years ended December 31, 1999,
     1998 and 1997..........................................    30
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998
     and 1997...............................................    31
  Notes to Consolidated Financial Statements................    33
FINANCIAL STATEMENT SCHEDULES:
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................    54
  Financial Statement Schedules not listed above have been
  omitted because they are not applicable or the required
  information is contained in the Consolidated Financial
  Statements or accompanying Notes.

  Thinking Machines Corporation
  Report of Independent Accountants.........................    56

  Western Realty Development LLC
  The consolidated financial statements of Western Realty
  Development LLC are filed as Exhibit 99 to this report and are incorporated herein by reference.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the
Stockholders of New Valley Corporation

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of New Valley Corporation and its subsidiaries (the "Company") at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the 1997 financial statements of Thinking Machines Corporation, a consolidated subsidiary, which statements reflect total revenues of $4,168,262 for the year ended December 31, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Thinking Machines Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

     As discussed in the Notes to the Consolidated Financial Statements, the investments and operations of New Valley, and those of similar companies in the Russian Federation, have been significantly affected, and could continue to be affected for the foreseeable future, by the country's unstable economy caused in part by the currency volatility in the Russian Federation.

/s/ PRICEWATERHOUSECOOPERS LLP
---------------------------------------------------------

Miami, Florida
March 20, 2000

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 11,512    $ 16,444
  Investment securities available for sale..................    48,722      37,567
  Trading securities owned..................................    15,707       8,984
  Restricted assets.........................................     3,239       1,220
  Receivable from clearing brokers..........................    10,903      22,561
  Other current assets......................................     1,360       4,675
                                                              --------    --------
          Total current assets..............................    91,443      91,451
                                                              --------    --------
Investment in real estate, net..............................    53,353      82,875
Furniture and equipment, net................................     8,409      10,444
Restricted assets...........................................     5,195       6,082
Long-term investments, net..................................     8,730       9,226
Investment in joint venture.................................    48,680      65,193
Other assets................................................     4,858       7,451
                                                              --------    --------
          Total assets......................................  $220,668    $272,722
                                                              ========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Margin loans payable......................................  $    983    $ 13,088
  Current portion of notes payable and long-term
     obligations............................................       294       2,745
  Accounts payable and accrued liabilities..................    30,963      32,047
  Prepetition claims and restructuring accruals.............    12,279      12,364
  Income taxes..............................................    16,285      18,702
  Securities sold, not yet purchased........................     7,625       4,635
                                                              --------    --------
          Total current liabilities.........................    68,429      83,581
                                                              --------    --------
Notes payable...............................................    19,519      54,801
Other long-term liabilities.................................    41,341      23,450
Commitments and contingencies...............................        --          --
Redeemable preferred shares.................................        --     316,202
Stockholders' equity (deficiency):
  Cumulative preferred shares; liquidation preference of $0
     and $69,769, dividends in arrears $0 and $165,856......        --         279
  Common Shares, $.01 par value; 100,000,000 and 850,000,000 shares authorized; 23,192,862 and 9,577,624 shares
     outstanding............................................       232          96
  Additional paid-in capital................................   868,673     550,119
  Accumulated deficit.......................................  (779,639)   (758,016)
  Unearned compensation on stock options....................      (333)       (475)
  Accumulated other comprehensive income....................     2,446       2,685
                                                              --------    --------
          Total stockholders' equity (deficiency)...........    91,379    (205,312)
                                                              --------    --------
          Total liabilities and stockholders' equity
            (deficiency)....................................  $220,668    $272,722
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1999          1998         1997
                                                              -----------   ----------   ----------
Revenues:
  Principal transactions, net...............................  $    19,722   $   11,430   $   16,754
  Commissions...............................................       38,815       28,284       16,727
  Corporate finance fees....................................        8,340       14,733       11,116
  Gain on sale of investments, net..........................        2,373       11,768       19,202
  Loss in joint venture.....................................      (16,513)      (4,976)          --
  Real estate leasing.......................................        7,056       20,577       27,067
  Gain on sale of real estate...............................        3,828        4,682        1,290
  Computer sales and service................................          317          794        3,947
  Interest and dividends....................................        5,812        8,808        9,417
  Gain on sale of assets....................................        4,028           --           --
  Gain on sale of subsidiary stock..........................        4,256           --           --
  Other income..............................................        5,571        5,987        9,048
                                                              -----------   ----------   ----------
         Total revenues.....................................       83,605      102,087      114,568
                                                              -----------   ----------   ----------
Costs and expenses:
  Selling, general and administrative expenses..............       99,627      110,375      119,205
  Interest..................................................        8,954       13,939       16,988
  Provision for loss on long-term investments...............           --        3,185        3,796
                                                              -----------   ----------   ----------
         Total costs and expenses...........................      108,581      127,499      139,989
                                                              -----------   ----------   ----------
Loss from continuing operations before income taxes and
  minority interests........................................      (24,976)     (25,412)     (25,421)
Income tax provision........................................           80            6          186
Minority interests in (income) loss from continuing
  operations of consolidated subsidiaries...................         (667)       2,089        1,347
                                                              -----------   ----------   ----------
Loss from continuing operations.............................      (25,723)     (23,329)     (24,260)
Discontinued operations:
  Gain on disposal of discontinued operations...............        4,100        7,740        3,687
                                                              -----------   ----------   ----------
    Income from discontinued operations.....................        4,100        7,740        3,687
                                                              -----------   ----------   ----------
Net loss....................................................      (21,623)     (15,589)     (20,573)
Dividend requirements on preferred shares...................      (37,759)     (80,964)     (68,475)
                                                              -----------   ----------   ----------
Net loss applicable to Common Shares........................  $   (59,382)  $  (96,553)  $  (89,048)
                                                              ===========   ==========   ==========
Income (loss) per common share (Basic and Diluted):
  Continuing operations.....................................  $     (3.65)  $   (10.89)  $    (9.68)
  Discontinued operations...................................          .24          .81          .38
                                                              -----------   ----------   ----------
    Net loss................................................  $     (3.41)  $   (10.08)  $    (9.30)
                                                              -----------   ----------   ----------
Number of shares used in computation........................  17,433,105..   9,577,624    9,577,624
                                                              ===========   ==========   ==========

          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            UNEARNED      ACCUMULATED
                                           CLASS B             ADDITIONAL                 COMPENSATION       OTHER
                                          PREFERRED   COMMON    PAID-IN     ACCUMULATED     ON STOCK     COMPREHENSIVE
                                           SHARES     SHARES    CAPITAL       DEFICIT       OPTIONS         INCOME        TOTAL
                                          ---------   ------   ----------   -----------   ------------   -------------   --------
Balance, December 31, 1996..............    $279       $ 96     $644,789     $(721,854)      $(731)         $5,057       $(72,364)
  Net loss..............................                                       (20,573)                                   (20,573)
  Undeclared dividends and accretion on
    redeemable preferred shares.........                         (45,148)                                                 (45,148)
  Unrealized gain on investment
    securities..........................                                                                     2,539          2,539
  Compensation expense on stock option
    grants..............................                                                        15                             15
  Adjustment to unearned compensation on
    stock options.......................                            (558)                      558                             --
  Public sale of subsidiaries' common
    stock, net..........................                           5,132                                                    5,132
                                            ----       ----     --------     ---------       -----          ------       --------
Balance, December 31, 1997..............     279         96      604,215      (742,427)       (158)          7,596       (130,399)
  Net loss..............................                                       (15,589)                                   (15,589)
  Undeclared dividends and accretion on
    redeemable preferred shares.........                         (54,520)                                                 (54,520)
  Adjustment to unearned compensation on
    stock options.......................                             424                      (424)                            --
  Compensation expense on stock option
    grants..............................                                                       107                            107
  Unrealized loss on investment
    securities..........................                                                                    (4,911)        (4,911)
                                            ----       ----     --------     ---------       -----          ------       --------
Balance, December 31, 1998..............     279         96      550,119      (758,016)       (475)          2,685       (205,312)
  Net loss..............................                                       (21,623)                                   (21,623)
  Undeclared dividends and accretion on
    redeemable preferred shares.........                         (25,830)                                                 (25,830)
  Unrealized loss on investment
    securities..........................                                                                      (239)          (239)
  Effect of recapitalization and reverse
    split...............................    (279)       137          142                                                       --
  Expenses related to
    recapitalization....................                            (777)                                                    (777)
  Conversion of redeemable preferred
    shares to common shares.............                         343,435                                                  343,435
  Effect of purchase of subsidiary's
    preferred stock.....................                           1,542                                                    1,542
  Adjustment to unearned compensation on
    stock options.......................                             (59)                       59                             --
  Compensation expense on stock option
    grants..............................                             348                        83                            431
  Repurchase of common shares...........                 (1)        (191)                                                    (192)
  Other, net............................                             (56)                                                     (56)
                                            ----       ----     --------     ---------       -----          ------       --------
Balance, December 31, 1999..............    $ --       $232     $868,673     $(779,639)      $(333)         $2,446       $ 91,379
                                            ====       ====     ========     =========       =====          ======       ========

          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(21,623)  $(15,589)  $(20,573)
  Adjustments to reconcile net loss to net cash provided
     from (used for) operating activities:
       Income from discontinued operations..................    (4,100)    (7,740)    (3,687)
       Depreciation and amortization........................     2,918      6,495      9,414
       Loss in joint venture................................    16,513      4,976         --
       Provision for loss on long-term investments..........        --      3,185      3,796
       Gain on sale of other assets.........................    (4,028)        --         --
       Gain on sale of subsidiary stock.....................    (4,256)        --         --
       Gain on sales of real estate and liquidation of
          long-term Investments.............................    (5,940)    (9,452)    (1,290)
       Stock based compensation expense.....................     2,015      3,151      2,934
       Other................................................     1,745        578         --
       Changes in assets and liabilities, net of effects
          from acquisitions and dispositions:
          Decrease in receivables and other assets..........    12,680     19,376      4,474
          Increase (decrease) in accounts payable and
            accrued
            liabilities.....................................     3,676    (26,677)     4,683
                                                              --------   --------   --------
Net cash used for continuing operations.....................      (400)   (21,697)      (249)
Net cash provided from discontinued operations..............     4,100      7,740         --
                                                              --------   --------   --------
Net cash provided from (used for) operating activities......     3,700    (13,957)      (249)
                                                              --------   --------   --------
Cash flows from investing activities:
     Sale or maturity of investment securities..............    11,197     22,888     45,472
     Purchase of investment securities......................   (19,532)   (19,429)   (30,756)
     Sale or liquidation of long-term investments...........     5,810     25,895      2,807
     Purchase of long-term investments......................    (7,000)   (13,590)   (15,384)
     Sale of real estate, net of closing costs..............    46,208    111,292      8,718
     Purchase of and additions to real estate...............   (14,344)   (18,236)   (10,777)
     Purchase of furniture and equipment....................      (426)      (583)    (3,478)
     Sale of other assets...................................     5,857         --         --
     Sale of subsidiary's stock.............................     5,137         --         --
     Payment of prepetition claims and restructuring
       accruals.............................................       (84)    (1,061)      (828)
     Payment for acquisitions, net of cash acquired.........        --         --    (20,014)
     (Increase) decrease in restricted assets...............    (1,412)    (1,586)     3,130
     Cash contributed to joint venture......................        --       (442)        --
     Purchase of subsidiary's preferred stock...............    (1,509)        --         --
     Other, net.............................................      (125)      (935)        --
                                                              --------   --------   --------
Net cash provided from (used for) investing activities......    29,777    104,213    (21,110)
                                                              --------   --------   --------

          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from financing activities:
     Proceeds from participating loan.......................    11,575     14,300         --
     (Decrease) increase in margin loans payable............   (12,105)        76     13,012
     Repayment (issuance) of note receivable to related
       party................................................       950       (950)        --
     Payment of long-term notes and other liabilities.......   (57,636)   (99,303)   (62,739)
     Increase in long-term borrowings.......................    19,898         --     19,993
     Issuance of subsidiary stock...........................        --         --      5,417
     Expenses associated with recapitalization..............      (777)        --         --
     Repurchase of common stock.............................      (194)        --         --
     Other, net.............................................      (120)       459         --
                                                              --------   --------   --------
Net cash used for financing activities......................   (38,409)   (85,418)   (24,317)
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........    (4,932)     4,838    (45,676)
Cash and cash equivalents, beginning of year................    16,444     11,606     57,282
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 11,512   $ 16,444   $ 11,606
                                                              ========   ========   ========
Supplemental cash flow information:
  Cash paid during the year for:
     Interest...............................................  $  4,256   $ 11,958   $ 16,667
     Income taxes...........................................     1,893        169        116
Detail of acquisitions:
  Fair value of assets acquired.............................  $     --   $     --   $ 94,114
  Liabilities assumed.......................................        --         --     74,100
                                                              --------   --------   --------
  Cash paid for acquisition.................................        --         --     20,014
                                                              --------   --------   --------
Detail of contribution to joint venture:
  Fair value of assets contributed..........................  $     --   $ 97,107   $     --
  Liabilities contributed...................................        --    (37,380)        --
  Capital contribution......................................        --    (60,169)        --
                                                              --------   --------   --------
  Net cash contributed to joint venture.....................  $     --   $   (442)  $     --
                                                              ========   ========   ========

          See accompanying Notes to Consolidated Financial Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries (the "Company"). Investments in corporate joint ventures are accounted for under the equity method (Note 4). The Company's investment in Western Realty Development LLC has been accounted for under the equity method. All significant intercompany transactions are eliminated in consolidation.

     Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform to the 1999 presentation.

NATURE OF OPERATIONS

     The Company and its subsidiaries are engaged in the investment banking and brokerage business, in the ownership and management of commercial real estate, and in investment in Internet-related businesses. As discussed in Note 22, the investment banking and brokerage segment accounted for 92% and 65% of the Company's revenues for the years ended December 31, 1999 and 1998, respectively. The Company's investment banking and brokerage segment provides its services principally for middle market and emerging growth companies through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals.

PLAN OF RECAPITALIZATION

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

     The recapitalization had a significant effect on the Company's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, the Company's stockholders' equity increased by $343,435 from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of the Company, as well as the redemption obligation for the Series A Preferred Shares in January 2003. Also, as a result of the recapitalization, the number of outstanding Common Shares more than doubled, and additional Common Shares were reserved for issuance upon exercise of the Warrants. In addition, Brooke Group Ltd. ("Brooke"), the Company's principal stockholder, increased its ownership of the Common Shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. At December 31, 1999, Brooke owned 55.4% of the Company's Common Shares.

REORGANIZATION

     The Company was originally organized in 1851 and operated for many years under the name "Western Union Corporation". In 1991, bankruptcy proceedings were commenced against the Company. In January 1995, the Company emerged from bankruptcy. As part of the bankruptcy plan, the Company sold the Western

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

Union money transfer and messaging services businesses and all allowed claims in the bankruptcy were paid in full.

     At December 31, 1999, the Company's remaining accruals totaled $12,279 for unsettled prepetition claims and restructuring accruals (see Note 18). The Company's accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the bankruptcy court.

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

     Fair Value of Financial Instruments. Investments in securities and securities sold, not yet purchased traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the reporting period. Futures contracts are valued at their last reported sales price. Investments in securities, principally warrants, which have exercise or holding period restrictions, are valued at fair value as determined by the Company's management based on the intrinsic value of the warrants discounted for such restrictions. For cash and cash equivalents, restricted assets, receivable from clearing brokers and short-term loan, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of long-term debt, including current portion, is estimated based on current rates offered to the Company for debt of the same maturities. The fair value of the Company's redeemable preferred shares at December 31, 1998 was based on their last reported sales price.

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

     Restricted Assets. Restricted assets at December 31, 1999 consisted primarily of $5,147 pledged as collateral for a $5,000 letter of credit which is used as collateral for a long-term lease of commercial office space. Restricted assets at December 31, 1998 consisted primarily of $5,831 pledged as collateral for the $5,000 letter of credit.

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

     Income Taxes. Under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", deferred taxes reflect the impact of temporary differences between the amounts of assets

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized.

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

     Real Estate Leasing Revenues. The real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned. The future minimum rents scheduled to be received on non-cancelable operating leases at December 31, 1999 are $2,067 in 2000, $1,906 in 2001, $1,627 in 2002, $755 in 2003, $626 in 2004
and $590 thereafter.

     Basic Income (Loss) Per Common Share. Basic net income (loss) per common share is based on the weighted average number of Common Shares outstanding. Net income (loss) per common share represents net income (loss) after dividend requirements on redeemable and non-redeemable preferred shares (undeclared) and any adjustment for the difference between excess of carrying value of redeemable preferred shares over the cost of the shares purchased. Diluted net income
(loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the conversion of convertible preferred shares and the exercise of stock options and warrants if such conversion was dilutive. Options and Warrants to purchase Common Shares were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS No. 133 will have on its earnings or statement of financial position.

3.  ACQUISITIONS AND DISPOSITIONS

     In May 1995, the Company consummated its acquisition of Ladenburg, Thalmann & Co. Inc. ("Ladenburg"), a registered broker-dealer and investment bank, for $25,750, net of cash acquired. The acquisition was treated as a purchase for financial reporting purposes. The excess of the consideration paid

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
over the estimated fair value of net assets acquired of $1,342 has been recorded as goodwill to be amortized on a straight-line basis over 15 years.

     In January 1996, the Company acquired four office buildings and eight shopping centers for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in non-recourse mortgage financing provided by the sellers. In addition, the Company has capitalized approximately $800 in costs related to the acquisitions. In September 1998, the Company completed the sale to institutional investors of the office buildings for an aggregate purchase price of $112,400 and recognized a gain of $4,682 on the sale. The Company received approximately $13,400 in cash from the transaction before closing adjustments and expenses. The office buildings were subject to approximately $99,300 of mortgage financing which was retired at closing.

     The shopping centers were acquired for an aggregate purchase price of $72,500, consisting of $12,500 in cash and $60,000 in eight promissory notes. In November 1997, the Company sold one of the shopping centers for $5,400 and realized a gain of $1,200. In August 1999, the Company sold to entities affiliated with P.O'B. Montgomery & Company five shopping centers for an aggregate purchase price of $46,125 before closing adjustments and expenses. The shopping centers were subject to approximately $35,023 of mortgage financing, which was assumed by the purchasers at closing. In connection with the transaction, the Company recorded a gain of $3,849 associated with the transaction.

     In June 1999, Thinking Machines, the Company's 73% owned subsidiary, sold substantially all of its assets, consisting of its Darwin(R)software and services business, to Oracle Corporation. The purchase price was $4,700 in cash at the closing of the sale and up to an additional $20,300, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of Darwin product above specified sales targets. The Company recorded a gain of $3,801 in connection with the sale in 1999. The operations and related gain associated with Thinking Machines have not been classified as discontinued operations based on the fact that substantial revenues were not realized from the Darwin(R) product.

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

     On January 31, 1997, the Company entered into a purchase agreement with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-owned subsidiary of Brooke, an affiliate of the Company, under which the Company acquired 10,483 shares of BrookeMil Ltd. ("BrookeMil") common stock. These BrookeMil shares comprise 99.1% of the outstanding shares of BrookeMil, which is engaged in the real estate development business in Moscow, Russia. The Company paid Brooke (Overseas) a purchase price of $55,000 for the BrookeMil shares, consisting of $21,500 in cash and a $33,500 9% note. The note, which was collateralized by the BrookeMil shares, was paid during 1997.

     BrookeMil is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On April 18, 1997, BrookeMil sold Ducat Place I to one of its tenants for approximately $7,500. This price had been reduced to reflect prepayments of rent. In 1997, BrookeMil completed construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies. The third phase, Ducat Place III, has been planned as a 450,000 sq. ft. mixed-use complex. The site of Ducat Place III was used by a subsidiary of Brooke (Overseas) as the site for a factory.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     Under the BrookeMil purchase agreement, certain liabilities of BrookeMil aggregating approximately $40,000 remained as liabilities of BrookeMil after the purchase of the BrookeMil shares. These liabilities included a $20,400 construction loan from a Russian bank. In addition, the liabilities of BrookeMil at the time of purchase included approximately $13,800 of rents and related payments prepaid by tenants of Ducat Place II for periods generally ranging from 15 to 18 months.

     The fair value of the assets acquired, including goodwill of $12,400 was $95,500. The Company, through its interest in Western Realty Development LLC, is amortizing the goodwill over a five-year period.

     In August 1997, BrookeMil refinanced all amounts due under the construction loan with borrowings under a new credit facility with another Russian bank. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At December 31, 1999, borrowings under the new credit facility totaled $14,656.

     On December 23, 1999, the Company completed the sale of a 19.9% interest in Ladenburg to Berliner Effektengesellschaft AG ("Berliner"), a German public financial holding company. The Company received approximately $10,200 in cash and Berliner shares valued in accordance with the purchase agreement. Pursuant to the agreement, Berliner also acquired a three-year option to purchase additional interests in Ladenburg subject to certain conditions. The Company recorded a $4,256 gain in 1999 in connection with the transaction.

     The following table presents unaudited pro forma results from continuing operations as if the recapitalization, the Thinking Machines sale, the sale of the five U.S. shopping centers and the sale of the office buildings had occurred on January 1, 1999 and January 1, 1998, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had this acquisition been consummated as of each respective date.

                                                                  PRO FORMA           PRO FORMA
                                                                 YEAR ENDED          YEAR ENDED
                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
Revenues....................................................      $ 72,041            $ 80,989
                                                                  ========            ========
Loss from continuing operations.............................      $(28,962)           $(22,933)
                                                                  ========            ========
Loss from continuing operations applicable to common
  shares....................................................      $(28,962)           $(22,933)
                                                                  ========            ========
Loss from continuing operations per common share............      $  (1.25)           $  (0.99)
                                                                  ========            ========

4.  RUSSIAN REAL ESTATE JOINT VENTURES

WESTERN REALTY DEVELOPMENT LLC

     In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Development") to make real estate and other investments in Russia. The Company agreed to contribute the real estate assets of BrookeMil, including Ducat Place II and the site for Ducat Place III, to Western Realty Development and Apollo agreed to contribute up to $65,900, including the investment in Western Realty Repin discussed below.

     The ownership and voting interests in Western Realty Development are held equally by Apollo and the Company. Apollo will be entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment of $40,000, of which $39,606 had been funded through December 31, 1999, together with a 15% annual rate of return. The Company will then be entitled to a return of $20,000 of BrookeMil-related expenses incurred and cash invested by the Company since March 1, 1997, together with a 15% annual rate of return; subsequent distributions will be made 70% to the Company and 30% to Apollo.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

Western Realty Development is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. Material corporate transactions by Western Realty Development will generally require the unanimous consent of the Board of Managers. Accordingly, the Company has accounted for its non-controlling interest in Western Realty Development using the equity method of accounting.

     In March 2000, Apollo and New Valley each agreed to increase its capital commitment to Western Realty Development by $3,750. Management believes that this additional funding commitment will be sufficient to support Western Realty Development's expected cash flow needs over the next 12 months.

     The Company recorded its basis in the investment in the joint venture in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and the Company's proportionate interest in the underlying value of net assets of the joint venture. The Company recognizes losses incurred by Western Realty Development to the extent that cumulative earnings of Western Realty Development are not sufficient to satisfy Apollo's preferred return.

     Western Realty Development may seek additional real estate and other investments in Russia. Western Realty Development has made a $30,000 participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments LLC ("WTI"), which holds the interests of Brooke (Overseas), a subsidiary of Brooke, in Liggett-Ducat Ltd. and the new factory constructed by Liggett-Ducat Ltd. on the outskirts of Moscow. Western Realty Development is entitled to receive a 15% annual rate of return on amounts advanced on the loan under certain circumstances in the event of a sale or refinancing of WTI or the new factory. Western Realty Development has recognized as other income $5,858 and $1,991, which represent the 15% return on the loan plus 30% of any net income applicable to common interests of WTI, for the year ended December 31, 1999 and the period from April 28, 1998 (date of inception) to December 31, 1998, respectively.

     In 1999, Western Realty Development evaluated the recoverability of its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." In 1999, Western Realty Development determined a permanent impairment had occurred related to economic difficulties in the Russian economy following the financial crisis of August 1998. Based on an appraisal conducted by an independent third party, Western Realty Development recorded an impairment charge for the year ended December 31, 1999 of $11,561 associated with its investment in the site for the proposed Ducat Place III office building and related goodwill. The fair market value was determined based on current market conditions and anticipated future discounted cash flows. Management has concluded that the site for the proposed Ducat Place III office building had a fair value of $16,000 at December 31, 1999.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     Summarized financial information as of December 31, 1999 and 1998 and for year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 for Western Realty Development follows:

                                                       DECEMBER 31, 1999   DECEMBER 31, 1998
                                                       -----------------   -----------------
Current assets.......................................       $ 3,557            $    857
Participating loan receivable........................        37,849              31,991
Real estate, net.....................................        77,988              85,761
Furniture and fixtures, net..........................           249                 179
Other noncurrent assets..............................           320                 631
Goodwill, net........................................           722               7,636
Notes payable -- current.............................         6,445               5,299
Other current liabilities............................         7,067               5,802
Notes payable -- long term...........................         8,211              14,356
Other long-term liabilities..........................           752                 756
Members' equity......................................        98,210             100,842

                                                                           FEBRUARY 20, 1998
                                                        YEAR ENDED       (DATE OF INCEPTION) TO
                                                     DECEMBE 31, 1999      DECEMBER 31, 1998
                                                     -----------------   ----------------------
Revenues...........................................       $11,537               $ 10,176
Costs and expenses.................................        15,708                 13,099
Real estate impairment charge......................        11,561                     --
Accretion of return on participating loan..........         5,858                  1,991
Income tax expense.................................            --                    760
Net loss...........................................        (9,874)                (1,692)

WESTERN REALTY REPIN LLC

     In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BrookeMil. The proceeds of the loan will be used by BrookeMil for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 95.9% of one site and 100% of the other site at December 31, 1999. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $25,875, together with a 20% annual rate of return, and the Company will then be entitled to a return of its investment of $10,525, together with a 20% annual rate of return. Subsequent distributions will be made 50% to the Company and 50% to Apollo. Western Realty Repin is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. Material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

     Through December 31, 1999, Western Realty Repin had advanced $36,400 to BrookeMil, of which $25,875 was funded by Apollo and is classified in other long-term obligations on the consolidated balance sheet at December 31, 1999. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay the Company for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of the Company's shares of BrookeMil.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     As of December 31, 1999, BrookeMil had invested $32,003 in the Kremlin sites and held $929 in cash and $1,418 in receivables from an affiliate, both of which were restricted for future investment in the Kremlin sites. As of December 31, 1998, BrookeMil had invested $18,013 in the Kremlin sites and held $252, in restricted cash. In connection with the acquisition of its interest in one of the Kremlin sites, BrookeMil has agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. Failure to make the required investment could result in forfeiture of a 34.8% interest in the site.

     The Company has accounted for the formation of Western Realty Repin as a financing by Apollo and a contribution of assets into a consolidated subsidiary by the Company which is eliminated in consolidation. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty Repin is treated as interest cost in the consolidated statement of operations.

     The development of Ducat Place III and the Kremlin sites will require significant amounts of debt and other financing. The Company is considering potential financing alternatives on behalf of Western Realty Development and BrookeMil. However, in light of the recent economic turmoil in Russia, there is a risk that such financing will not be available on acceptable terms. Failure to obtain sufficient capital for the projects would force Western Realty Development and BrookeMil to curtail or delay the planned development of Ducat Place III and the Kremlin sites.

5.  INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of stockholders' equity (deficiency). The Company had net unrealized gains on investment securities available for sale of $2,446 and $2,685 at December 31, 1999 and 1998, respectively.

     The components of investment securities available for sale are as follows:

                                                              GROSS        GROSS
                                                            UNREALIZED   UNREALIZED    FAIR
                                                   COST        GAIN         LOSS       VALUE
                                                  -------   ----------   ----------   -------
1999
Marketable equity securities....................  $45,213    $11,024      $12,737     $43,500
Notes receivable................................    1,063         --           --       1,063
Marketable warrants.............................       --      4,159           --       4,159
                                                  -------    -------      -------     -------
Investment securities...........................  $46,276    $15,183      $12,737     $48,722
                                                  =======    =======      =======     =======
1998
Marketable equity securities....................  $34,882    $ 1,856      $ 2,877     $33,861
Marketable warrants.............................       --      3,706           --       3,706
                                                  -------    -------      -------     -------
Investment securities...........................  $34,882    $ 5,562      $ 2,877     $37,567
                                                  =======    =======      =======     =======

     During 1998, the Company determined that an other than temporary impairment had occurred in marketable debt securities (face amount of $14,900, cost of $3,185) of a company that was in default under its various debt obligations. The Company wrote down this investment to zero resulting in a $3,185 charge to operations.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

6.  TRADING SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The components of trading securities owned and securities sold, not yet purchased are as follows:

                                              DECEMBER 31, 1999             DECEMBER 31, 1998
                                         ---------------------------   ---------------------------
                                          TRADING       SECURITIES      TRADING       SECURITIES
                                         SECURITIES    SOLD, NOT YET   SECURITIES    SOLD, NOT YET
                                           OWNED         PURCHASED       OWNED         PURCHASED
                                         ----------    -------------   ----------    -------------
Common stock...........................   $13,306         $6,522         $4,243         $4,395
Equity and index options...............     1,973          1,087            870            240
Other..................................       428             16          3,871             --
                                          -------         ------         ------         ------
                                          $15,707         $7,625         $8,984         $4,635
                                          =======         ======         ======         ======

7.  INVESTMENT IN REAL ESTATE AND NOTES PAYABLE

     The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at December 31, 1999 are as follows:

                                                            RUSSIAN
                                                             REAL     SHOPPING
                                                            ESTATE    CENTERS     TOTAL
                                                            -------   --------   -------
Land......................................................  $32,003   $ 4,542    $36,545
Buildings.................................................       --    19,053     19,053
                                                            -------   -------    -------
          Total...........................................   32,003    23,595     55,598
Less accumulated depreciated..............................       --    (2,245)    (2,245)
                                                            -------   -------    -------
Net investment in real estate.............................  $32,003   $21,350    $53,353
                                                            =======   =======    =======
Notes payable.............................................  $    --   $19,813    $19,813
Current portion of notes payable..........................       --       277        294
                                                            -------   -------    -------
Notes payable -- long-term portion........................  $    --   $19,536    $19,519
                                                            =======   =======    =======

     In connection with the sale of five shopping centers in August 1999, the Company refinanced the notes payable on its two remaining shopping centers in Royal Palm Beach, Florida and Kanawha, West Virginia and transferred the Kanawha shopping center to a 99.0% owned limited liability company. The Royal Palm Beach, Florida shopping center is now subject to a $6,899 senior mortgage note due September 2016 which is callable by the lender after March 2001 and bears interest at 7.5% per annum and a $1,560 junior mortgage note due on the earlier of September 2002 or the due date of the senior loan which bears interest at 9.0% per annum. The Kanawha, West Virginia shopping center is now subject to a $6,981 senior mortgage note due September 2024 which bears interest at 9.03% per annum for the first seven years and at floating rates thereafter (or 11.03% per annum if the loan is still in a securitization) and a $4,388 subordinated note due September 2006 which bears interest at 9.0% per annum. The financing on the two remaining shopping centers is non-recourse to the Company, except for misappropriations of insurance and certain other proceeds, failures to apply rent and other income to required maintenance and taxes, environmental liabilities and certain other matters.

     Remaining required principal payments on the notes are $277 in 2000, $8,332 in 2001, $95 in 2002, $104 in 2003, $114 in 2004 and $10,891 thereafter.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at December 31, 1998 are as follows:

                                                            RUSSIAN
                                                             REAL     SHOPPING
                                                            ESTATE    CENTERS     TOTAL
                                                            -------   --------   -------
Land......................................................  $18,013   $16,087    $34,100
Buildings.................................................      912    52,959     53,871
                                                            -------   -------    -------
          Total...........................................   18,925    69,046     87,971
Less accumulated depreciated..............................       --    (5,096)    (5,096)
                                                            -------   -------    -------
Net investment in real estate.............................  $18,925   $63,950    $82,875
                                                            =======   =======    =======
Notes payable.............................................  $    --   $54,801    $54,801
Current portion of notes payable..........................       --        --         --
                                                            -------   -------    -------
Notes payable -- long-term portion........................  $    --   $54,801    $54,801
                                                            =======   =======    =======

     At December 31, 1998, the Company's investment in real estate collateralized seven promissory notes aggregating $54,801 due 2001 related to the shopping centers. Each shopping center note had a term of five years, required no principal amortization, and bore interest payable monthly at the rate of 8% for the first two and one-half years and at the rate of 9% for the remainder of the term. The notes were paid in full in connection with the sale of the five shopping centers.

8.  LONG-TERM INVESTMENTS

     Long-term investments consisted of investments in the following:

                                                  DECEMBER 31, 1999     DECEMBER 31, 1998
                                                 -------------------   -------------------
                                                 CARRYING     FAIR     CARRYING     FAIR
                                                  VALUE       VALUE     VALUE       VALUE
                                                 --------    -------   --------    -------
Limited partnerships...........................   $8,730     $13,788    $9,226     $12,282

     The principal business of the limited partnerships is investing in investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying investment portfolio. The Company is not required to make additional investments in limited partnerships as of December 31, 1999. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. During 1997, the Company sold for an amount which approximated its $2,000 cost an investment in a foreign corporation which owned an interest in a Russian bank. During 1997, the Company determined that an other than temporary impairment in the value of an investment had occurred and wrote down this investment to zero with a charge to operations of $3,796.

     In January 1997, the Company converted an investment in preferred stock made in 1995 into a majority equity interest in a small on-line directory assistance development stage company and, accordingly, began consolidating the results of this company. In May 1997, this development stage company completed an initial public offering and, as a result, the Company recorded $2,715 as additional paid-in capital which represented its 50.1% ownership in this company's stockholders' equity after this offering. In May, 1998, the Company's interest in the development stage company decreased to 47.8% and the Company began accounting for its investment using the equity method of accounting.

     Also included in long-term investments are various Internet-related businesses which are carried at $5,598 at December 31, 1999. These investments include an approximate 4% interest in JFAX.COM, Inc. JFAX is an Internet-based messaging and communications services provider to individuals and businesses, which completed an initial public offering in July 1999. The Company also has invested $4,500 for a 33.33%

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
interest in AtomicPop at December 31, 1999, which is engaged in the online music industry. The Company also owns smaller interests in other Internet companies.

     The Company recognized gains of $659 and $4,652 on liquidations of investments of certain limited partnerships for the years ended December 31, 1999 and 1998, respectively.

     The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

9.  PENSIONS AND RETIREE BENEFITS

     Ladenburg has a profit sharing plan for substantially all its employees. The plan includes two features: profit sharing and a deferred compensation vehicle. Contributions to the profit sharing portion of the plan are made by Ladenburg on a discretionary basis. The deferred compensation feature of the plan enables non-salaried employees to invest up to 15% of their pre-tax annual compensation. The plan was inactive in 1997, 1998 and 1999.

     The Company maintains 401(k) plans for substantially all employees. These 401(k) plans allow eligible employees to invest a percentage of their pre-tax compensation. Ladenburg elected to contribute $500 of matching contributions in 1997. The Company did not make discretionary contributions to these 401(k) plans in 1999 and 1998.

10.  COMMITMENT AND CONTINGENCIES

LEASES

     The Company and Ladenburg are currently obligated under two noncancelable lease agreements for office space, expiring in May 2003 and December 2015, respectively. The following is a schedule by fiscal year of future minimum rental payments required under the agreements that have noncancelable terms of one year or more at December 31, 1999:

2000........................................................  $ 5,074
2001........................................................    4,259
2002........................................................    4,073
2003........................................................    3,707
2004 and thereafter.........................................   46,537
                                                              -------
          Total.............................................  $63,650
                                                              =======

     Rental expense for operating leases was $6,293 in 1999, $6,397 in 1998 and $4,404 in 1997.

     Effective September 1, 1999, Ladenburg is subleasing office space for approximately $722 per year with annual increases. The sublease expires on August 31, 2009.

LAWSUITS

     In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke in the Delaware Chancery Court by a stockholder of the Company. The suit alleges that the Company's purchase of the BrookeMil shares constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
company's board lacked independence, and that the appraisal by the independent appraisal firm and the fairness opinion by the independent investment bank were flawed. Brooke and the Company believe that the allegations in both cases are without merit. By order of the court, both actions were consolidated. Brooke and the Company recently filed a motion to dismiss the consolidated action. Although there can be no assurances, management is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     In July 1999, a purported class action was commenced on behalf of the Company's former Class B preferred shareholders against the Company, Brooke and certain directors and officers of the Company in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of the Company's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of unspecified compensatory damages as well as all costs and fees. Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company is a defendant in various lawsuits and may be subject to unasserted claims primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. These lawsuits and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

RUSSIAN OPERATIONS

     The Russian Federation continues to experience economic difficulties following the financial crisis of August 1998. Consequently, the country's currency continues to devalue, there is continued volatility in the debt and equity markets, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be a general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within the Russian Federation continue to evolve.

     The Russian Federation's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the Company's control.

     Russian Taxation: Russian taxation is subject to varying interpretations and constant changes. Furthermore, the interpretation of tax legislation by tax authorities as applied to the transactions and activity of the Company may not coincide with that of management. As a result, transactions may be challenged by tax authorities and the Company may be assessed additional taxes, penalties and interest, which can be significant.

     Management regularly reviews the Company's taxation compliance with applicable legislation, laws and decrees and current interpretations and from time to time potential exposures are identified. At any point in time a number of open matters may exist, however, management believes that adequate provision has been made for all material liabilities. Tax years remain open to review by the authorities for three years.

11.  FEDERAL INCOME TAX

     At December 31, 1999, the Company had $101,648 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax asset as it is presently deemed more likely

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change. The provision for income taxes, which represented the effect of the Alternative Minimum Tax and state income taxes, for the three years ended December 31, 1999, 1998 and 1997, does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the change in the valuation allowance relating to deferred tax assets. The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pretax income from continuing operations as a result of the following differences:

                                                           1999       1998       1997
                                                         --------   --------   --------
Loss from continuing operations........................  $(25,643)  $(23,323)  $(24,074)
                                                         --------   --------   --------
Benefit under statutory U.S. tax rates.................    (8,975)    (8,163)    (8,426)
Increase (decrease) in taxes resulting from:
Nontaxable items.......................................     2,608      4,281      2,603
State taxes, net of Federal benefit....................        39          4         55
Foreign Taxes..........................................        17         --        108
Increase in valuation reserve, net of tax audit
  adjustments..........................................     6,391      3,884      5,846
                                                         --------   --------   --------
Income tax provision...................................  $     80   $      6   $    186
                                                         ========   ========   ========

     Income taxes associated with discontinued operations and extraordinary items have been shown net of the utilization of the net operating loss carryforward and the change in other deferred tax assets.

     Deferred tax amounts are comprised of the following at December 31:

                                                                1999        1998
                                                              ---------   ---------
Deferred tax assets:
Net operating loss carryforward:
Restricted net operating loss...............................  $   9,337   $  12,450
Unrestricted net operating loss.............................     56,574      70,552
Other.......................................................     38,114      21,718
                                                              ---------   ---------
          Total deferred tax assets.........................    104,025     104,720
                                                              ---------   ---------
Deferred tax liabilities:
Other.......................................................     (2,377)     (2,659)
                                                              ---------   ---------
          Total deferred tax liabilities....................     (2,377)     (2,659)
                                                              ---------   ---------
Net deferred tax assets.....................................    101,648     102,061
Valuation allowance.........................................   (101,648)   (102,061)
                                                              ---------   ---------
Net deferred taxes..........................................  $      --   $      --
                                                              =========   =========

     In December 1987, the Company consummated various restructuring transactions that included changes in the ownership of the Company's stock. The Internal Revenue Code restricts the amount of future income that may be offset by losses and credits incurred prior to an ownership change. The Company's annual limitation on the use of its net operating losses is approximately $7,700, computed by multiplying the "long-term tax exempt rate" at the time of change of ownership by the fair market value of the company's outstanding stock immediately before the ownership change. The limitation is cumulative; any unused limitation from one year may be added to the limitation of a following year. Operating losses incurred subsequent to an ownership change are generally not subject to such restrictions.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     In 1999, the Company reached a settlement with the Internal Revenue Service with respect to the 1993 to 1995 tax years. The settlements resulted in a reduction of approximately $35,000 in the Company's net operating loss carryforwards and payments of $1,464 for alternative minimum taxes for such years. The Company's 1996 and 1997 tax years are presently under audit with the IRS. The Company believes it has adequately reserved for any potential adjustments which may occur.

     As of December 31, 1999, the Company had consolidated net operating loss carryforwards of approximately $164,000 for tax purposes, which expire at various dates from 2002 through 2008. Approximately $23,200 net operating loss carryforwards constitute pre-change losses and $140,800 of net operating losses were unrestricted.

12.  OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities, excluding notes payable, are as follows:

                                                  DECEMBER 31, 1999      DECEMBER 31, 1998
                                                 --------------------   --------------------
                                                 LONG-TERM    CURRENT   LONG-TERM    CURRENT
                                                  PORTION     PORTION    PORTION     PORTION
                                                 ---------    -------   ---------    -------
Retiree and disability obligations.............   $ 4,568      $500      $ 4,715      $500
Minority interests.............................     4,612        --        2,699        --
Participating loan payable.....................    32,091        --       15,795        --
Other long-term liabilities....................        70        --          241        --
                                                  -------      ----      -------      ----
          Total other long-term liabilities....   $41,341      $500      $23,450      $500
                                                  =======      ====      =======      ====

13.  REDEEMABLE PREFERRED SHARES

     In connection with the Company's recapitalization in June 1999, each of the Company's Class A Senior Preferred Shares was reclassified into 20 Common Shares and one Warrant to purchase Common Shares.

     At December 31, 1998, the Company had authorized and outstanding 2,000,000 and 1,071,462, respectively, of its Class A Senior Preferred Shares. At December 31, 1998, the carrying value of such shares amounted to $316,202, including undeclared dividends of $219,068, or $204.46 per share.

     Prior to the recapitalization, the holders of Class A Senior Preferred Shares were entitled to receive a quarterly dividend, as declared by the Board, payable at the rate of $19.00 per annum. The Class A Senior Preferred Shares were mandatorily redeemable on January 1, 2003 at $100 per share plus accrued dividends. The Class A Senior Preferred Shares were recorded at their market value ($80 per share) at December 30, 1987, the date of issuance. The discount from the liquidation value was accreted, utilizing the interest method, as a charge to additional paid-in capital and an increase to the recorded value of the Class A Senior Preferred Shares, through the redemption date. As of December 31, 1998, the unamortized discount on the Class A Senior Preferred Shares was $6,846.

     On November 18, 1996, the Company granted to an executive officer and director of the Company 36,000 Class A Senior Preferred Shares (the "Award Shares"). The Award Shares were changed into 720,000 common shares and 36,000 warrants in connection with the plan of recapitalization. The Award Shares were identical with all other Class A Senior Preferred Shares issued and outstanding as of July 1, 1996, including declared dividends of $1,080. The Award Shares vest one-sixth on July 1, 1997 and one-sixth on each of the five succeeding one-year anniversaries thereof through July 1, 2002. The Company recorded $1,932 in 1999, $3,043 in 1998 and $2,934 in 1997 in compensation expense related to the Award Shares, and the balance of the deferred compensation and the unamortized discount related to the Award Shares was $2,265 at December 31, 1999 and $5,721 at December 31, 1998.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

14.  PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

     In connection with the Company's recapitalization in June 1999, each of the Company's Class B Preferred Shares was reclassified into one-third of a Common Share and five Warrants to purchase Common Shares.

     Prior to the plan of recapitalization, the holders of the Class B Preferred Shares, 12,000,000 shares authorized and 2,790,776 shares outstanding as of December 31, 1998, were entitled to receive a quarterly dividend, as declared by the Board of Directors, at a rate of $3.00 per annum. Undeclared dividends were accrued quarterly at a rate of 12% per annum, and such accrued and unpaid dividends accrued additional dividends, compounded monthly at the rate of 12% per annum.

     No dividends on the Class B Preferred Shares were declared since the fourth quarter of 1988. The undeclared dividends, as adjusted for conversions of Class B Preferred Shares into Common Shares, cumulatively amounted to $165,856 at December 31, 1998. These undeclared dividends represented $59.43 per share as of that date. No accrual was recorded for such undeclared dividends as the Class B Preferred Shares were not mandatorily redeemable.

15.  WARRANTS

     As of December 31, 1999, there were 17,867,567 warrants outstanding. Each warrant entitles the holder to purchase one Common Share at an exercise price of $12.50 per share. The warrants became exercisable on June 14, 1999 and terminate five years thereafter. The Company may redeem the warrants for $0.01 per warrant on 30 days' notice to the holders if, any time after June 4, 2002, the average reported closing price or bid price of a Common Share exceeds $12.50 for any 20 consecutive trading days ending within five days before the date of such notice. The warrants may instead be exercised following such notice and before redemption.

     The exercise price will be reduced by the amount of cash dividends or cash distributions paid on the Common Shares. If the Company distributes evidences of indebtedness or assets (other than cash dividends or cash distributions), holders of warrants will be entitled to participate in the distribution at the time of exercise on a basis that the Company determines in its good faith discretion to be fair and appropriate. In addition, the exercise price and the number of shares issuable on exercise will be adjusted for any issuance of a dividend of additional Common Shares to holders of Common Shares or subdivisions, combinations or reclassifications or other changes in the outstanding Common Shares.

16.  STOCK OPTION PLANS

THE COMPANY

     On November 18, 1996, the Company granted an executive officer and director of the Company nonqualified options to purchase 330,000 Common Shares at a price of $.58 per share and 97,000 Class B Preferred Shares at a price of $1.85 per share. These old common share options were changed into options to purchase 33,000 Common Shares and 99,000 Warrants for an aggregate exercise price of $191 in connection with the plan of recapitalization. The options on the Class B Preferred Shares were changed into options to purchase 32,333 Common Shares and 485,000 Warrants at an aggregate exercise price of $179 in connection with the plan of recapitalization. These options may be exercised on or prior to July 1, 2006 and vest one-sixth on July 1, 1997 and one-sixth on each of the five succeeding anniversaries thereof through July 1, 2002. The Company recognized compensation expense of $83 in 1999, $108 in 1998, and $15 in 1997 from these option grants and recorded deferred compensation of $333 and $475 representing the intrinsic value of these options at December 31, 1999 and December 31, 1998, respectively.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the nonqualified stock options been determined based upon the fair value at the grant date consistent with SFAS No. 123, the Company's net loss in 1999, 1998 and 1997 would have been increased by $316. The fair value of the nonqualified stock options was estimated at $1,774 using the Black-Scholes option-pricing model with the following assumptions: volatility of 171% for the Class B Preferred Shares and 101% for the Common Shares, a risk free interest rate of 6.2%, an expected life of 10 years, and no expected dividends or forfeiture.

     On January 19, 2000, the Company adopted its 2000 Long-Term Incentive Plan, subject to approval by the stockholders of the Company at the 2000 annual meeting. The stock plan authorizes the granting of up to 2,500,000 Common Shares, subject to adjustment, of the Company through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and restricted Common Shares. All officer, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the stock plan.

     On January 19, 2000, the Company also adopted the Non-Employee Directors Stock Option Program, subject to approval by the stockholders of the Company at the 2000 annual meeting. A total of 200,000 Common Shares are issuable under the program, subject to adjustment. Under the program, each non-employee director will receive an option to acquire 10,000 Common Shares upon the later of the adoption of the program or the date such individual becomes a non-employee director. In addition, commencing with the 2001 annual meeting of stockholders and with respect to each subsequent annual meeting, an option to acquire an additional 5,000 Common Shares will be granted automatically to each non-employee director upon reelection as a director. The exercise price for each option awarded under the program will be equal to the fair market value of a Common Share on the date of grant. Each option will become exercisable on the first anniversary of the date of grant. On the date of adoption of the program, options to purchase a total of 40,000 Common Shares for an exercise price of $4 11/16 per share were issued to the four non-employee directors of the Company, subject to stockholder approval.

BROOKE

     Executive officers of New Valley participate in the 1999 Long-Term Incentive Plan sponsored by Brooke. The Brooke stock plan provides for grants to key employees of Brooke and its subsidiaries of stock options and various other stock-based awards. The options granted under the plan in 1999 entitle the recipients to purchase shares of Brooke Common Stock at a price either equal to, or in excess of, the fair market value on the date of grant. The participants also receive dividend equivalent rights on both vested and unvested option shares. The options granted under the plan have a ten year term and become exercisable on the fourth anniversary of the date of grant, subject to earlier exercise upon a change of control or death or disability.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized by the Company for stock options granted to the executive officers. Had compensation cost for the Brooke stock plan been determined in accordance with the provisions of SFAS No. 123, the Company's net loss would have increased by $117 in 1999. The fair value of the option grant was estimated at $6,195 on the grant date using the Black-Scholes option-pricing model with the following assumptions: volatility of 69.67% for the Brooke Common Stock, a risk-free interest rate of 5.958%, an expected option life of 10 years, and no expected dividends or forfeiture.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

17.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The composition of accounts payable and accrued liabilities is as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Accounts payable and accrued liabilities:
  Accrued compensation......................................  $ 7,792    $ 9,753
  Deferred rent.............................................    5,234      4,739
  Unearned revenues.........................................       --         79
  Taxes (property and miscellaneous)........................    7,037      7,037
  Accrued expenses and other liabilities....................   10,900     10,439
                                                              -------    -------
          Total.............................................  $30,963    $32,047
                                                              =======    =======

18.  PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

     The following is a schedule of prepetition claims and restructuring accruals at December 31, 1999 and 1998. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the bankruptcy court.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Restructuring accruals(a)...................................  $ 8,000    $ 8,085
Money transfer payable(b)...................................    4,279      4,279
                                                              -------    -------
          Total.............................................  $12,279    $12,364
                                                              =======    =======

---------------

(a) Restructuring accruals at December 31, 1999 consisted of $6,907 of disputed claims, primarily related to leases and former employee benefits, and $1,093 of other restructuring accruals.
(b) Represents unclaimed money transfers issued by the Company prior to January 1, 1990. The Company is currently in litigation in the bankruptcy court seeking a determination that these monies are not an obligation of the Company. There can be no assurance as to the outcome of the litigation.

19.  RELATED PARTY TRANSACTIONS

     At December 31, 1999, Brooke, a company under the control of Bennett S. LeBow, Chairman of the Company's Board of Directors, owned approximately 55.4% of the Company's Common Shares. Several of the other officers and directors of the Company are also affiliated with Brooke. In 1995, the Company signed an expense sharing agreement with Brooke pursuant to which certain lease, legal and administrative expenses are allocated to the entity incurring the expense. The Company expensed approximately $307 in 1999, $502 in 1998 and $312 in 1997 under this agreement.

     On January 2, 1997, the Company loaned BGLS Inc. ("BGLS"), a wholly-owned subsidiary of Brooke, $975 under a short-term promissory note due January 31, 1997 and bearing interest at 14%. The loan including interest was repaid on January 31, 1997. In September 1998, the Company made a one-year $950 loan to BGLS, which bears interest at 14% per annum. At December 31, 1998, the loan and accrued interest thereon of $984 was included in other current assets. The loan was repaid in full in 1999.

     During 1998, one director of the Company and, during 1997, two directors of the Company, were affiliated with law firms that rendered legal services to the Company. The Company paid these firms $516 in 1998 and $568 in 1997 for legal services. During 1999, one director of the Company served as a managing director of an investment banking company that provided investment banking services to the Company in

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
connection with the sale of an interest in Ladenburg to Berliner. The Company paid this firm a fee of $254 in cash and 8,816 Berliner shares in connection with such services. An executive officer and director of the Company is a shareholder and registered representative in a broker-dealer to which the Company paid $59 in 1999, $128 in 1998 and $522 in 1997 in brokerage commissions and other income, and is also a shareholder in an insurance company that received ordinary and customary insurance commissions from the Company and its affiliates of $158 in 1999, $128 in 1998 and $133 in 1997. The broker-dealer, in the ordinary course of its business, engages in brokerage activities with Ladenburg on customary terms.

     See Note 3 for information concerning the purchase by the Company on January 31, 1997 of BrookeMil from a subsidiary of Brooke.

20.  OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     Ladenburg. As a nonclearing broker, Ladenburg's transactions are cleared by other brokers and dealers in securities pursuant to clearance agreements. Although Ladenburg clears its customers through other brokers and dealers in securities, Ladenburg is exposed to off-balance-sheet risk in the event that customers or other parties fail to satisfy their obligations. In accordance with industry practice, agency securities transactions are recorded on a settlement-date basis. Should a customer fail to deliver cash or securities as agreed, Ladenburg may be required to purchase or sell securities at unfavorable market prices.

     The clearing operations for Ladenburg's securities transactions are provided by several brokers. At December 31, 1999, substantially all of the securities owned and the amounts due from brokers reflected in the consolidated balance sheet are positions held at and amounts due from one clearing broker. Ladenburg is subject to credit risk should this broker be unable to fulfill its obligations.

     In the normal course of its business, Ladenburg enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments consist of financial futures contracts, written index option contracts and securities sold, but not yet purchased.

     Financial futures contracts provide for the delayed delivery of a financial instrument with the seller agreeing to make delivery at a specified future date, at a specified price. These futures contracts involve elements of market risk in excess of the amounts recognized in the consolidated statement of financial condition. Risk arises from changes in the values of the underlying financial instruments or indices. At December 31, 1999, Ladenburg had commitments to purchase and sell financial instruments under futures contracts of $54 and $183, respectively.

     Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time from the seller ("writer") of the option and are settled in cash. Ladenburg generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. As a writer of options, Ladenburg receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option. Financial instruments have the following notional amounts at December 31, 1999:

                                                               LONG    SHORT
                                                              ------   ------
Equity and index options....................................  $1,777   $1,939
Financial futures contracts.................................      70      203

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     The table below discloses the fair value at December 31, 1999 of these commitments, as well as the average fair value during the year ended December 31, 1999, based on monthly observations.

                                                            DECEMBER 31, 1999        AVERAGE
                                                            ------------------   ----------------
                                                             LONG       SHORT     LONG     SHORT
                                                            -------    -------   ------    ------
Equity and index options..................................  $1,973     $1,087    $3,056    $1,628
Financial futures contracts...............................      54        183       434       442

     For the years ended December 31, 1999, 1998 and 1997, the net gain arising from options and futures contracts included in net gain on principal transactions was $1,421, $3,661 and $2,399, respectively. The Company's accounting policy related to derivatives is to value these instruments, including financial futures contracts and written index option contracts, at the last reported sales price. The measurement of market risk is meaningful only when related and offsetting transactions are taken into consideration.

     Securities sold, but not yet purchased represent obligations of Ladenburg to deliver specified securities at a contracted price and thereby create liabilities to repurchase the securities in the market at prevailing prices. Accordingly, these transactions involve, to varying degrees, elements of market risk as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized in the consolidated statement of financial condition.

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                         DECEMBER 31, 1999     DECEMBER 31, 1998
                                                        -------------------   -------------------
                                                        CARRYING     FAIR     CARRYING     FAIR
                                                         AMOUNT      VALUE     AMOUNT      VALUE
                                                        --------    -------   --------    -------
Financial assets:
  Cash and cash equivalents...........................  $11,512     $11,512   $16,444     $16,444
  Investments available for sale......................   48,722      48,722    37,567      37,567
  Trading securities owned............................   15,707      15,707     8,984       8,984
  Restricted assets...................................    8,434       8,434     7,302       7,302
  Receivable from clearing brokers....................   10,903      10,903    22,561      22,561
  Long-term investments...............................    8,730       8,730     9,226      12,282
Financial liabilities:
  Margin loans payable................................      983         983    13,088      13,088
  Notes payable.......................................   19,813      19,813    57,546      57,546
  Redeemable preferred shares.........................       --          --   316,202     107,146

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

22.  BUSINESS SEGMENT INFORMATION

     The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the years ended December 31, 1999, 1998 and 1997. The operations of BrookeMil are included in real estate operations, while the Company's interest in Western Realty Development, which is accounted for on the equity method, is included in corporate and other activities.

                                                                                   CORPORATE
                                                BROKER-                 COMPUTER      AND
                                                DEALER    REAL ESTATE   SOFTWARE     OTHER      TOTAL
                                                -------   -----------   --------   ---------   --------
1999
Revenues......................................  $77,171     $10,952     $   317     $(4,835)   $ 83,605
Operating income (loss).......................    3,064      (3,212)     (3,153)    (21,675)    (24,976)
Identifiable assets...........................   47,480      57,920         403     114,865     220,668
Depreciation and amortization.................      846       1,766         199         107       2,918
Capital expenditures..........................      395      14,345          30          --      14,770

1998
Revenues......................................  $66,569     $25,259     $   794     $ 9,465    $102,087
Operating loss................................   (6,175)       (192)     (6,130)    (12,915)    (25,412)
Identifiable assets...........................   53,160      87,670       1,241     130,651     272,722
Depreciation and amortization.................    1,125       4,373         693         304       6,495
Capital expenditures..........................      428      18,270          83          38      18,819

1997
Revenues......................................  $56,197     $27,067     $ 3,947     $27,357    $114,568
Operating (loss) income.......................   (9,958)     (7,827)     (8,156)        520     (25,421)
Identifiable assets...........................   77,511     276,770       5,604      81,506     441,391
Depreciation and amortization.................    1,035       7,469         815          95       9,414
Capital expenditures..........................    1,627      10,777         466       1,385      14,255

23.  DISCONTINUED OPERATIONS

     The Company recorded a gain on disposal of discontinued operations of $4,100 in 1999 and $7,740 in 1998 related to the settlement of a lawsuit originally initiated by the Western Union telegraph business. During 1997, the Company recorded a gain on disposal of discontinued operations of $3,687 related to reversals in estimates of certain prepetition claims under Chapter 11 and restructuring accruals which resulted from the Company's former money transfer business.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    QUARTERS
                                                  --------------------------------------------
                                                    1ST         2ND         3RD         4TH
                                                  --------    --------    --------    --------
1999:
  Revenues......................................  $ 22,770    $ 26,930    $ 19,412    $ 14,493
  Expenses(a)...................................    28,452      30,695      21,708      28,473
  Loss from continuing operations...............    (5,682)     (3,765)     (2,296)    (13,980)
  Discontinued operations(c)....................     4,100          --          --          --
  Net loss......................................  $(23,801)   $(19,305)   $ (2,296)   $(13,980)
  Income (loss) per Common Share: (d)
     Loss from continuing operations............  $  (2.92)   $  (1.36)   $  (0.10)   $  (0.60)
     Discontinued operations(c).................       .43          --          --          --
                                                  --------    --------    --------    --------
     Net loss (b)...............................  $  (2.49)   $  (1.36)   $  (0.10)   $  (0.60)
                                                  ========    ========    ========    ========
1998:
  Revenues......................................  $ 33,840    $ 25,272    $ 19,440    $ 23,535
  Expenses(a)...................................    33,683      32,148      28,179      31,406
  Income (loss) from continuing operations......       157      (6,876)     (8,739)     (7,871)
  Discontinued operations(c)....................        --         880       6,860          --
  Net loss......................................  $(18,675)   $(25,754)   $(22,622)   $(29,502)
  Income (loss) per Common Share:
     Loss from continuing operations............  $  (1.95)   $  (2.78)   $  (3.08)   $  (3.08)
     Discontinued operations (c)................        --         .09         .72          --
                                                  --------    --------    --------    --------
     Net loss (b)...............................  $  (1.95)   $  (2.69)   $  (2.36)   $  (3.08)
                                                  ========    ========    ========    ========

---------------

(a) Includes minority interests in results from continuing operations of consolidated subsidiaries and provision for Federal, state and foreign income taxes.
(b) Income (loss) per common share is determined after giving effect to dividends on preferred shares. The sum of quarterly income (loss) per share may not equal income (loss) per share for the year, because the per share data for each quarter and for the year is independently computed. Fully diluted earnings per share is anti-dilutive for all periods of 1999 and 1998. See Note 2.
(c) The amounts represent gains on the disposal of discontinued operations related to the settlement of a lawsuit originally initiated by New Valley's former Western Union telegraph business. See Note 23.
(d) For 1999 periods, loss per share reflects the Company's recapitalization, which occurred on June 4, 1999. For the first and second quarters of 1999, loss per share includes dividend requirements on preferred shares of $22,219 and $15,540, respectively.

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                                           GROSS AMOUNT CARRIED
                                                                          COST              AT CLOSE OF PERIOD
                                                     INITIAL COST      CAPITALIZED   ---------------------------------
           DESCRIPTION                            ------------------     NET OF                BUILDINGS AND
          AND LOCATION             ENCUMBRANCES    LAND     BUILDING    DELETIONS     LAND     IMPROVEMENTS     TOTAL
          ------------             ------------   -------   --------   -----------   -------   -------------   -------
Office Buildings:
  Bernards Township, NJ..........  $         --   $10,059   $ 38,432    $ (48,491)   $    --      $    --      $    --
  Bernards Township, NJ..........            --     2,342      9,172      (11,514)        --           --           --
  Troy, MI.......................            --               23,581      (23,581)        --           --           --
  Troy, MI.......................            --     7,049     21,147      (28,196)        --           --           --
  Ducat Place I..................            --        --      5,561       (5,561)        --           --           --
  Ducat Place II.................            --        --     59,300      (59,300)        --           --           --
  Ducat Place III................            --    13,600         --      (13,600)        --           --           --
  Kindegarten Building...........            --        --        912         (912)        --           --           --
  Kremlin Site...................            --        --         --       32,002     32,002           --       32,002
                                   ------------   -------   --------    ---------    -------      -------      -------
                                             --    33,050    158,105     (159,153)    32,002           --       32,002
                                   ------------   -------   --------    ---------    -------      -------      -------
Shopping Centers:
  Tri Cities, WA.................            --     2,981      7,692      (10,673)        --           --           --
  Santa Fe, NM...................            --     3,233      6,423       (9,656)        --           --           --
  Milwaukie, OR..................            --       949      6,374       (7,323)        --           --           --
  Marathon, FL...................            --       624      3,299       (3,923)        --           --           --
  Seattle, WA....................            --     3,354      9,069      (12,423)        --           --           --
  Charleston, WV.................        11,370     2,510     10,516          648      2,511       11,163       13,674
  Royal Palm Beach, FL...........         8,442     2,032      7,867           23      2,032        7,890        9,922
  Lincoln, NE....................            --     1,254      4,750       (6,004)        --           --           --
                                   ------------   -------   --------    ---------    -------      -------      -------
                                         19,812    16,937     55,990      (49,331)     4,543       19,053       23,596
                                   ------------   -------   --------    ---------    -------      -------      -------
        Total....................  $     19,812   $49,987   $214,095    $(208,484)   $36,545      $19,053      $55,598
                                   ============   =======   ========    =========    =======      =======      =======


           DESCRIPTION             ACCUMULATED       DATE          DATE      DEPRECIABLE
          AND LOCATION             DEPRECIATION   CONSTRUCTED    ACQUIRED       LIFE
          ------------             ------------   -----------   ----------   -----------
Office Buildings:
  Bernards Township, NJ..........     $   --         1991         Jan 1996       40
  Bernards Township, NJ..........         --         1994         Jan 1996       40
  Troy, MI.......................         --         1987         Jan 1996       40
  Troy, MI.......................         --         1990         Jan 1996       40
  Ducat Place I..................                    1993         Jan 1997       40
  Ducat Place II.................         --         1997         Jan 1997       40
  Ducat Place III................         --         1997         Jan 1997       40
  Kindegarten Building...........         --                    April 1998       40
  Kremlin Site...................         --                          1998       40
                                      ------
                                          --
                                      ------
Shopping Centers:
  Tri Cities, WA.................         --         1980         Jan 1996       25
  Santa Fe, NM...................         --         1964         Jan 1996       25
  Milwaukie, OR..................         --         1978         Jan 1996       25
  Marathon, FL...................         --         1972         Jan 1996       25
  Seattle, WA....................         --         1988         Jan 1996       25
  Charleston, WV.................      1,099         1985         Jan 1996       25
  Royal Palm Beach, FL...........      1,146         1985         Jan 1996       25
  Lincoln, NE....................         --         1964         Jan 1996       25
                                      ------
                                       2,245
                                      ------
        Total....................     $2,245
                                      ======

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

RECONCILIATION OF CARRYING COSTS AND ACCUMULATED DEPRECIATION

                                                                 BUILDINGS
                                                                    AND                   ACCUMULATED
                                                       LAND     IMPROVEMENTS    TOTAL     DEPRECIATION
                                                      -------   ------------   --------   ------------
Balance at 1/1/97...................................  $36,160     $147,033     $183,193      $3,622
                                                      -------     --------     --------      ------
Additions during period
  Acquisitions through foreclosure..................       --           --           --
  Other acquisitions................................   22,623       64,861       87,484
  Improvements, etc.................................       --        7,454        7,454
  Depreciation expense..............................       --           --           --       5,197
                                                      -------     --------     --------      ------
          Total Additions...........................   22,623       72,315       94,938       5,197
                                                      -------     --------     --------      ------
Deductions during period:
  Cost of real estate sold..........................      624        8,897        9,521         177
                                                      -------     --------     --------      ------
Balance at 12/31/97.................................  $58,159     $210,451     $268,610      $8,642
                                                      -------     --------     --------      ------
Additions during period
  Acquisitions through foreclosure..................       --           --           --
  Other acquisitions................................       --           --           --
  Improvements, etc.................................   17,324          912       18,236
  Depreciation expense..............................       --           --           --       3,985
                                                      -------     --------     --------      ------
          Total Additions...........................   17,324          912       18,236       3,985
                                                      -------     --------     --------      ------
Deductions during period:
Real estate contributed to joint venture............   21,933       65,650       87,583       1,050
  Cost of real estate sold..........................   19,450       91,842      111,292       6,481
                                                      -------     --------     --------      ------
Balance at 12/31/98.................................  $34,100     $ 53,871     $ 87,971      $5,096
                                                      -------     --------     --------      ------
Additions during period
  Acquisitions through foreclosure..................       --           --           --
  Other acquisitions................................       --           --           --
  Improvements, etc.................................   14,344           --       14,344
  Depreciation expense..............................       --           --           --       2,918
                                                      -------     --------     --------      ------
          Total Additions...........................   14,344           --       14,344       2,918
                                                      -------     --------     --------      ------
Deductions during period:
  Cost of real estate sold..........................   12,449       34,268       46,717       5,769
                                                      -------     --------     --------      ------
Balance at 12/31/99.................................  $35,995     $ 19,603     $ 55,598      $2,245
                                                      =======     ========     ========      ======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Thinking Machines Corporation:

     We have audited the consolidated statements of operations, stockholders' investment and cash flows of Thinking Machines Corporation and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of Thinking Machines Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the result of operations and cash flows of Thinking Machines Corporation and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Thinking Machines Corporation will continue as a going concern. As discussed in
Note 1 to the financial statements, Thinking Machines Corporation has been unable to generate significant revenue and has incurred recurring losses from its operations. These factors, among others, as described in Note 1, create substantial doubt about Thinking Machines Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      /s/ ARTHUR ANDERSEN LLP
--------------------------------------

Boston, Massachusetts
January 23, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEW VALLEY CORPORATION

                                          (REGISTRANT)

                                          By:  /s/ J. BRYANT KIRKLAND III
                                            ------------------------------------
                                            J. Bryant Kirkland III
                                            Vice President, Treasurer
                                            and Chief Financial Officer

Date: March 30, 2000

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                /s/ BENNETT S. LEBOW                   Chairman of the Board and Chief Executive
-----------------------------------------------------  Officer (Principal Executive Officer)
                  Bennett S. LeBow

             /s/ J. BRYANT KIRKLAND III                Vice President, Treasurer and Chief Financial
-----------------------------------------------------  Officer (Principal Financial Officer and
               J. Bryant Kirkland III                  Principal Accounting Officer)

               /s/ HENRY C. BEINSTEIN                  Director
-----------------------------------------------------
                 Henry C. Beinstein

                 /s/ ARNOLD I. BURNS                   Director
-----------------------------------------------------
                   Arnold I. Burns

                /s/ RONALD J. KRAMER                   Director
-----------------------------------------------------
                  Ronald J. Kramer

                /s/ RICHARD J. LAMPEN                  Director
-----------------------------------------------------
                  Richard J. Lampen

                /s/ HOWARD M. LORBER                   Director
-----------------------------------------------------
                  Howard M. Lorber

                /s/ BARRY W. RIDINGS                   Director
-----------------------------------------------------
                  Barry W. Ridings

               /s/ /S/ VICTOR M. RIVAS                 Director
-----------------------------------------------------
                   Victor M. Rivas