Form 10-Q
period 2000-03-31
NEW VALLEY CORP
filed 2000-05-15
CIK 106374

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                          COMMISSION FILE NUMBER 1-2493

                             NEW VALLEY CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                      13-5482050
   ------------------------------                     ----------------------
   (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

   100 S.E. SECOND STREET, 32ND FLOOR
             MIAMI, FLORIDA                                           33131
----------------------------------------                           ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (305) 579-8000
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     AS OF MAY 12, 2000, THERE WERE OUTSTANDING 23,120,162 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.

===============================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----
PART I. FINANCIAL INFORMATION
     Item 1.        Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of March 31,
                        2000 and December 31, 1999....................................         3

                    Condensed Consolidated Statements of Operations for
                        the three months ended March 31, 2000 and 1999................         4

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Deficiency for the three months
                        ended March 31, 2000..........................................         5

                    Condensed Consolidated Statements of Cash Flows for
                        the three months ended March 31, 2000 and 1999................         6

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................         7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................        15

     Item 3.        Quantitative and Qualitative Disclosures About
                        Market Risk...................................................        19

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................        20

     Item 2.        Changes in Securities and Use of Proceeds.........................        20

     Item 5.        Other Information.................................................        20

     Item 6.        Exhibits and Reports on Form 8-K..................................        20

SIGNATURE...........................................................................          21

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     March 31,       December 31,
                                                                                  ---------------- -----------------
                                                                                       2000              1999
                                                                                  ---------------- -----------------
                                     ASSETS

Current assets:
     Cash and cash equivalents.............................................           $  17,601        $  11,512
     Investment securities available for sale..............................              48,689           48,722
     Trading securities owned..............................................              11,106           15,707
     Restricted assets.....................................................                 937            3,239
     Receivable from clearing brokers......................................              21,120           10,903
     Other current assets..................................................               1,417            1,360
                                                                                      ---------        ---------
         Total current assets..............................................             100,870           91,443
                                                                                      ---------        ---------
Investment in real estate, net.............................................              53,879           53,353
Furniture and equipment, net...............................................               8,251            8,409
Restricted assets..........................................................               4,295            5,195
Long-term investments, net.................................................               7,757            8,730
Investment in joint venture................................................              48,667           48,680
Other assets...............................................................               5,140            4,858
                                                                                      ---------        ---------
         Total assets......................................................            $228,859         $220,668
                                                                                      =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Margin loans payable..................................................          $    4,306      $       983
     Current portion of notes payable......................................               8,471              294
     Accounts payable and accrued liabilities..............................              31,487           30,963
     Prepetition claims and restructuring accruals.........................              12,263           12,279
     Income taxes..........................................................              16,137           16,285
     Securities sold, not yet purchased....................................               3,368            7,625
                                                                                      ---------        ---------
         Total current liabilities.........................................              76,032           68,429
                                                                                      ---------        ---------
Notes payable..............................................................              11,272           19,519
Other long-term liabilities................................................              43,898           41,341
Commitments and contingencies..............................................
Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 shares
       authorized; 23,159,862 and 23,192,862 shares outstanding............                 232              232
     Additional paid-in capital............................................             868,345          868,673
     Accumulated deficit...................................................            (777,843)        (779,639)
     Unearned compensation on stock options................................                 (83)            (333)
     Accumulated other comprehensive income................................               7,006            2,446
                                                                                      ---------        ---------
Total stockholders' equity.................................................              97,657           91,379
                                                                                      ---------        ---------
         Total liabilities and stockholders' equity........................            $228,859         $220,668
                                                                                      =========        =========



      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             Three Months Ended March 31,
                                                                       -----------------------------------------
                                                                              2000                 1999
                                                                       -------------------- --------------------
Revenues:
     Principal transactions, net................................           $  11,336           $    4,776
     Commissions................................................              13,029               11,126
     Corporate finance fees.....................................               4,236                1,438
     Gain on sale of investments, net...........................               4,753                  499
     Loss from joint venture....................................                (226)              (1,503)
     Real estate leasing........................................                 771                2,230
     Computer sales and service.................................                  --                  251
     Interest and dividends.....................................               1,494                1,261
     Other income...............................................                 148                2,692
                                                                          ----------            ---------
         Total revenues.........................................              35,541               22,770
                                                                            --------             --------

Cost and expenses:
     Selling, general and administrative........................              30,602               26,592
     Interest...................................................               2,167                2,325
                                                                           ---------            ---------
         Total costs and expenses...............................              32,769               28,917
                                                                            --------             --------
Income (loss) from continuing operations before income taxes
     and minority interests.....................................               2,772               (6,147)
Income tax provision............................................                  36                   15
Minority interests in income (loss) from continuing operations
         of consolidated subsidiaries...........................                 940                 (480)
                                                                          ----------           ----------
Income (loss) from continuing operations........................               1,796               (5,682)

Discontinued operations:
     Gain on disposal of discontinued operations................                  --                4,100
                                                                        ------------            ---------
         Income from discontinued operations....................                  --                4,100
                                                                        ------------            ---------
Net income (loss)...............................................               1,796               (1,582)
Dividend requirements on preferred shares.......................                  --              (22,219)
                                                                        ------------             --------
Net income (loss) applicable to Common Shares...................          $    1,796            $ (23,801)
                                                                           =========             ========

Income (loss) per Common Share (basic and diluted):
     Continuing operations......................................          $     0.08             $  (2.92)
     Discontinued operations....................................                 --                   .43
                                                                         ----------              --------
     Net income (loss) per Common Share.........................          $     0.08             $  (2.49)
                                                                           =========              =======
Number of shares used in computation............................          23,163,829            9,577,624
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

                                                                                      UNEARNED       ACCUMULATED
                                                                                    COMPENSATION        OTHER
                                            COMMON      PAID-IN     ACCUMULATED       ON STOCK      COMPREHENSIVE
                                            SHARES      CAPITAL       DEFICIT         OPTIONS          INCOME          TOTAL
                                            ------      -------       -------         -------          ------          -----

Balance, December 31, 1999............        $232     $868,673      $(779,639)        $(333)         $2,446        $ 91,379

   Net income.........................                                   1,796                                         1,796
   Unrealized gain on investment
     securities.......................                                                                 4,560           4,560
   Repurchases of common stock........                     (166)                                                        (166)
   Adjustment to unearned compensation
     on stock options.................                     (389)                         250                            (139)
   Compensation expense on stock
     option grants....................                      227                                                          227
                                              ----      --------      ----------       -----           -----          ------
Balance, March 31, 2000...............        $232     $868,345      $(777,843)       $  (83)         $7,006        $ 97,657
                                               ===      =======       ========         =====           =====          ======











      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            -------------------------------
                                                                                2000              1999
                                                                            --------------- ---------------
Cash flows from operating activities:
   Net income (loss)                                                          $  1,796          $ (1,582)
   Adjustments to reconcile net income (loss) to net cash (used for)
     provided from operating activities:
       Income from discontinued operations                                          --            (4,100)
       Loss from joint venture                                                     226             1,503
       Depreciation and amortization                                               376               898
       Stock based compensation expense                                             88               774
       Gain on sale of investments                                              (4,753)             (449)
       Minority interests in income (loss) from continuing operations
         of consolidated subsidiaries                                              940              (480)
       (Increase) decrease in receivables and other assets                      (4,537)           14,744
       Decrease in accounts payable and accrued liabilities                     (2,212)           (6,664)
                                                                              --------          --------
   Net cash (used for) provided from continuing operations                      (8,076)            4,644
   Net cash provided from discontinued operations                                   --             4,100
                                                                              --------          --------
Net cash (used for) provided from operating activities                          (8,076)            8,744
                                                                              --------          --------
Cash flows from investing activities:
     Sale or maturity of investment securities                                  14,849             2,947
     Purchase of investment securities                                          (5,503)           (6,858)
     Purchase of long-term investments                                            (504)           (2,500)
     Sale of real estate                                                            --               920
     Purchase of and additions to real estate                                     (674)           (1,615)
     Purchase of furniture and fixtures                                            (66)             (312)
     Payment of prepetition claims and restructuring accruals                      (15)              (24)
     Decrease (increase) in restricted assets                                    3,202            (2,827)
     Investment in joint venture                                                  (213)               --
                                                                              --------          --------
Net cash provided from (used for) investing activities                          11,076           (10,269)
                                                                              --------          --------
Cash flows from financing activities:
     Increase (decrease) in margin loans payable                                 3,324            (9,044)
     Proceeds from participating loan                                               --             4,473
     Repurchase of Common Shares                                                  (166)               --
     Payment of notes payable                                                      (69)              (36)
                                                                              --------          --------
     Net cash provided from (used for) financing activities                      3,089            (4,607)
                                                                              --------          --------
     Net increase (decrease) in cash and cash equivalents                        6,089            (6,132)
     Cash and cash equivalents, beginning of period                             11,512            16,444
                                                                              --------          --------
     Cash and cash equivalents, end of period                                 $ 17,601          $ 10,312
                                                                              ========          ========




      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The consolidated financial statements as of March 31, 2000 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

      These financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

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

      RECLASSIFICATIONS

      Certain reclassifications have been made to prior interim period financial information to conform to the current interim period presentation.

      NEW ACCOUNTING PRONOUNCEMENTS

      In June, 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


2.    INVESTMENT IN WESTERN REALTY

      WESTERN REALTY DEVELOPMENT LLC

      In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Development") to make real estate and other investments in Russia. The Company agreed to contribute the real estate assets of BrookeMil, including Ducat Place II and the site for Ducat Place III, to Western Realty Development and Apollo agreed to contribute up to $69,625, including the investment in Western Realty Repin discussed below.

      The ownership and voting interests in Western Realty Development are held equally by Apollo and the Company. Apollo will be entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment commitment of $43,750, of which $40,213 had been funded through March 31, 2000, together with a 15% annual rate of return. The Company will then be entitled to a return of its investment commitment of $23,750, of which $20,213 has been funded through March 31, 2000, together with a 15% annual rate of return; subsequent distributions will be made 70% to the Company and 30% to Apollo. Western Realty Development is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. Material corporate transactions by Western Realty Development will generally require the unanimous consent of the Board of Managers. Accordingly, the Company has accounted for its non-controlling interest in Western Realty Development using the equity method of accounting. The Company recognizes losses incurred by Western Realty Development to the extent that cumulative earnings of Western Realty Development are not sufficient to satisfy Apollo's preferred return.

      Western Realty Development has made a $30,000 participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments LLC ("WTI"), which holds the interests of Brooke (Overseas) Ltd., a subsidiary of Brooke Group Ltd., ("Brooke") the Company's principal stockholder, in Liggett-Ducat Ltd. and the new factory constructed by Liggett-Ducat Ltd. on the outskirts of Moscow. Western Realty Development is entitled to receive a 15% annual rate of return on amounts advanced on the loan under certain circumstances in the event of a sale or refinancing of WTI or the new factory. Western Realty Development has recognized income of $1,412 and $1,002, which represents the 15% return on the loan plus 30% of any net income applicable to common interests of WTI, for the three months ended March 31, 2000 and 1999, respectively.

      Summarized financial information as of March 31, 2000 and December 31, 1999 and for three months ended March 31, 2000 and 1999 for Western Realty Development follows:

                                       MARCH 31, 2000      DECEMBER 31, 1999
                                       --------------      -----------------

      Current assets                       $  2,950            $  3,557
      Participating loan receivable          39,261              37,849
      Real estate, net                       77,579              77,988
      Furniture and fixtures, net               249                 249
      Other noncurrent assets                   273                 320
      Goodwill, net                             636                 722
      Notes payable - current                 6,707               6,445
      Other current liabilities               6,391               7,067
      Notes payable - long term               6,436               8,211
      Other long-term liabilities               752                 752
      Members' equity                       100,662              98,210

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED     THREE MONTHS ENDED
                                                      MARCH 31, 2000         MARCH 31, 1999
                                                      --------------         --------------
      Revenues                                             $2,390            $3,448
      Costs and expenses                                    2,170             4,425
      Accretion of return on participating loan             1,412             1,002
      Income tax provision                                     --                16
      Net income                                            1,632                 9


      WESTERN REALTY REPIN LLC

      In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BrookeMil Ltd. ("BrookeMil"), a 99.1% owned subsidiary of the Company. The proceeds of the loan will be used by BrookeMil for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 96.8% of one site and 100% of the other site at March 31, 2000. Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $25,875, together with a 20% annual rate of return, and the Company will then be entitled to a return of its investment of $10,525, together with a 20% annual rate of return. Subsequent distributions will be made 50% to the Company and 50% to Apollo. Western Realty Repin is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. Material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

      Through March 31, 2000, Western Realty Repin had advanced $36,400 to BrookeMil, of which $25,875 was funded by Apollo and is classified in other long-term obligations on the consolidated balance sheet at March 31, 2000. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay the Company for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of the Company's shares of BrookeMil.

      As of March 31, 2000, BrookeMil had invested $32,678 in the Kremlin sites and held $1,664 in cash and receivables from an affiliate, which were restricted for future investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to make additional construction expenditures on the site of $22,000 by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

      The Company has accounted for the formation of Western Realty Repin as a financing by Apollo and a contribution of assets into a consolidated subsidiary by the Company, which is eliminated in consolidation. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty is treated as interest cost in the consolidated statement of operations to the extent of the Company's net investment in the Kremlin sites. New Valley's investment in the Kremlin sites, net of the participating loan of $33,686, was $656 at March 31, 2000.

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

3.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized gains on sales of investment securities available for sale of $4,753 and $499 for the three months ended March 31, 2000 and 1999, respectively.

      The components of investment securities available for sale at March 31, 2000 are as follows:

                                                                       GROSS          GROSS
                                                                     UNREALIZED    UNREALIZED        FAIR
                                                         COST           GAIN          LOSS           VALUE
                                                         ----        ----------    ----------        -----
          Marketable equity securities...................$41,246        $14,230       $10,837        $44,639
          Notes receivable...............................    437             --            --            437
          Marketable warrants............................     --          3,613            --          3,613
                                                         -------        -------     ---------        -------
          Investment securities..........................$41,683        $17,843       $10,837        $48,689
                                                          ======         ======        ======         ======

4.    LONG-TERM INVESTMENTS

      At March 31, 2000, long-term investments consisted primarily of investments in limited partnerships of $7,757. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $5,335 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

      Also included in long-term investments are various Internet-related businesses that are carried at $4,549 at March 31, 2000. These investments include an approximate 3% indirect interest in JFAX.COM, Inc. owned through a pass-through entity and a 33.3% interest in AtomicPop LLC. JFAX is an Internet-based messaging and communications services provider to individuals and businesses, which completed an initial public offering in July 1999. AtomicPop LLC is engaged in the online music industry. The Company also owns smaller interests in other Internet companies. The Company accounts for its investment in AtomicPop LLC and its investment in one other Internet company under the equity method.

5.    REDEEMABLE PREFERRED SHARES

      In connection with the Company's recapitalization in June 1999, each of the Company's Class A Senior Preferred Shares was reclassified and changed into 20 Common Shares and one Warrant to purchase Common Shares. The Company reflected dividend arrearages on such shares of $15,170 in the consolidated statement of operations for the three months ended March 31,

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      1999. For the three months ended March 31, 1999, the Company also recorded $826 in compensation expense related to Class A Senior Preferred Shares awarded to an officer of the Company in 1996.

6.    PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

      In connection with the Company's recapitalization in June 1999, each of the Company's Class B Preferred Shares was reclassified and changed into one-third of a Common Share and five Warrants to purchase Common Shares. The Company reflected dividend arrearages on such shares of $7,049 in the consolidated statement of operations for the three months ended March 31, 1999.

7.    CONTINGENCIES

      LAWSUITS

      In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke in the Delaware Chancery Court by a stockholder of the Company. The suit alleges that the Company's purchase of the BrookeMil shares from Brooke (Overseas) Ltd. in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal by the independent appraisal firm and the fairness opinion by the independent investment bank were flawed. Brooke and the Company believe that the allegations in both cases are without merit. By order of the court, both actions were consolidated. Brooke and the Company recently filed a motion to dismiss the consolidated action. Although there can be no assurances, management is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      In July 1999, a purported class action was commenced on behalf of the Company's former Class B preferred shareholders against the Company, Brooke and certain directors and officers of the Company in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of the Company's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of unspecified compensatory damages as well as all costs and fees. Brooke and the Company believe that the allegations are without merit. Brooke and the Company recently filed a motion to dismiss the action. Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

8.    STOCK OPTION PLANS

      On March 22, 2000, the Company granted incentive and non-qualified stock options to purchase a total of 1,196,299 Common Shares. The grant of these options is conditioned upon the approval of the plan by the Company's stockholders at the annual meeting to be held on May 24, 2000. The recipients of the options were approximately 100 employees of Ladenburg. The exercise price of the options was $3.875 per share, the fair market value on the date of grant. The options have terms of between seven and ten years and vest over periods of three to five years after the date of grant.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


9.    BUSINESS SEGMENT INFORMATION

      The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three months ended March 31, 2000 and 1999. The operations of BrookeMil are included in real estate operations, while the Company's interest in Western Realty Development, which is accounted for on the equity method, is included in corporate and other activities.

                                                     BROKER-                       COMPUTER      CORPORATE
                                                     DEALER      REAL ESTATE      SOFTWARE      AND OTHER        TOTAL
                                                     ------      -----------      --------      ---------        -----
        THREE MONTHS ENDED MARCH 31, 2000
        Revenues....................                  $31,287     $     771     $       --        $  3,483        $35,541
        Operating income (loss).....                    4,883        (1,983)           (40)            (88)         2,772
        Identifiable assets.........                   50,039        57,826            409         120,585        228,859
        Depreciation and
           amortization.............                      220           149             --               7            376
        Capital expenditures........                       66           674             --              --            740

        THREE MONTHS ENDED MARCH 31, 1999
        Revenues....................                  $19,030      $  2,323      $     251      $    1,166      $  22,770
        Operating income (loss).....                       25        (1,225)        (1,601)         (3,346)        (6,147)
        Identifiable assets.........                   38,957        91,091            985         123,605        254,638
        Depreciation and
           amortization.............                      198           532            120              48            898
        Capital expenditures........                       --         1,615             26             286          1,927

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


11.   PRO FORMA FINANCIAL INFORMATION

      The following table presents unaudited pro forma results from continuing operations as if the recapitalization, the sale of Thinking Machines' assets in June 1999 and the sale of five U.S. shopping centers in August 1999 had occurred on January 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.

                                                 THREE MONTHS ENDED
                                                   MARCH 31, 1999
                                                 ------------------

      Revenues............................             $21,173
                                                        ======

      Loss from continuing operations.....            $ (4,428)
                                                       =======

      Loss from continuing operations
         applicable to Common Shares......            $ (4,428)
                                                       =======

      Loss from continuing operations
         per common share.................             $ (0.19)
                                                        ======

12.   COMPREHENSIVE INCOME

      Comprehensive income of the Company includes net income and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive income (loss) applicable to Common Shares for the three months ended March 31, 2000 and 1999 is as follows:

                                                                  THREE MONTHS ENDED        THREE MONTHS ENDED
                                                                    MARCH 31, 2000            MARCH 31, 1999
                                                                    --------------            --------------
        Net income (loss) applicable to Common Shares......          $  1,796                  $(23,801)

        Unrealized gain (loss) on investment securities....             4,560                    (5,418)
                                                                      -------                  --------

        Total comprehensive income (loss)..................          $  6,356                  $(29,219)
                                                                      =======                   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

The Company's Condensed Consolidated Financial Statements include the accounts of Ladenburg Thalmann & Co. Inc. ("Ladenburg"), an 80.1% owned subsidiary, BrookeMil Ltd. ("BrookeMil"), a 99.1% owned subsidiary, Thinking Machines Corporation ("Thinking Machines"), a 72.7% owned subsidiary, and other subsidiaries.

RESULTS OF OPERATIONS

Consolidated total revenues were $35,541 for the three months ended March 31, 2000 versus $22,770 for the same period last year. The increase in revenues of $12,771 is attributable primarily to the $12,257 increase in revenues from Ladenburg and increased gains on the sale of investments of $4,254 offset by lower real estate leasing revenues of $1,459.

For the first quarters of 2000 and 1999, the results of operations of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BrookeMil (real estate), and Thinking Machines (computer software), were as follows:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                       2000               1999
                                                                       ----               ----
Broker-dealer:
     Revenues...............................................          $31,287           $19,030
     Expenses...............................................           26,404            19,005
                                                                       ------            ------
     Operating income before
         taxes and minority interests.......................         $  4,883        $       25
                                                                      =======         =========

Real estate:
     Revenues...............................................        $     771          $  2,323
     Expenses...............................................            2,754             3,548
                                                                      -------           -------
     Operating loss before taxes
         and minority interests.............................         $ (1,983)         $ (1,225)
                                                                      =======           =======

Computer software:
     Revenues...............................................      $        --         $     251
     Expenses...............................................               40             1,852
                                                                      -------           -------
     Operating loss before taxes
         and minority interests.............................         $    (40)         $ (1,601)
                                                                      =======           =======

Corporate and other:
     Revenues...............................................         $  3,483          $  1,166
     Expenses...............................................            3,571             4,512
                                                                      -------           -------
     Operating loss before taxes
         and minority interests.............................        $     (88)         $ (3,346)
                                                                     ========           =======

Ladenburg's revenues for the first quarter of 2000 increased $12,257 as compared to revenues for the first quarter of 1999 primarily due to increased principal transactions of $6,560, corporate finance fees of $2,798 and commissions of $1,906. Ladenburg's expenses for the first quarter of 2000 increased $7,399 as compared to expenses for the first quarter of 1999 due primarily to an increase in incentive based compensation associated with the increased revenues.

Revenues from the real estate operations for the first quarter of 2000 decreased $1,552 primarily due to the sale of five of the Company's seven U.S. shopping centers in August 1999. Expenses of the real estate operations decreased $794 in the 2000 period due primarily to the sale of the shopping centers. BrookeMil incurred expenses of $1,618 and $1,391 for the three month periods ended March 31, 2000 and 1999, respectively. BrookeMil's expenses consisted primarily of accrued interest expense of $1,596 and $978 associated with the participating loan from Western Realty Repin to BrookeMil in connection with the development of the Kremlin sites.

On June 2, 1999, Thinking Machines sold substantially all its assets consisting of its Darwin(R) software and services business to Oracle Corporation. Prior to the sale, Thinking Machines had only minimal revenues from continuing operations.

Operating expenses of Thinking Machines consisted primarily of interest expense of $30 for the first quarter of 2000. Thinking Machines had revenues of $251 for the three months ended March 31, 1999. Direct costs of these revenues were $90 for the period. Operating expenses of Thinking Machines consisted of primarily selling, general and administrative of $684 and research and development of $1,000 for the three months ended March 31, 1999.

For the first quarter of 2000, the Company's revenues of $3,483 related to corporate and other activities primarily consisted of net gains on investments of $4,753 and interest and dividends income of $382. For the same period in the prior year, revenues related to corporate and other activities were $1,166, which primarily consisted of net gains on investments of $499 and interest and dividends income of $492. Corporate revenues in the 2000 period were offset by $1,478 of losses associated with losses from the operations of certain internet-related businesses accounted for on the equity method and a $226 loss from joint venture. Corporate revenues in 1999 were offset by a $1,503 loss from joint venture.

Corporate and other expenses of $3,571 for the first quarter of 2000 consisted primarily of employee compensation and benefits of $1,535, expenses associated with the management of the Company's marketable securities of $471 and expenses of a non-significant consolidated subsidiary of $100. Corporate and other expenses of $4,512 for the first quarter of 1999 consisted primarily of employee compensation and benefits of $2,280 and expenses of a non-significant consolidated subsidiary of $493.

Income tax for the first quarter of 2000 was $36 versus $15 for the first quarter of 1999 due to state tax expense. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter 2000, the Company's cash and cash equivalents increased from $11,512 to $17,601 due primarily to net sales of $8,842 of marketable securities and long-term investments.

Cash used for operating activities for the three months ended March 31, 2000 was $8,076 as compared to cash provided from operating activities of $8,744 from the prior year. The difference is primarily due to an increase of $10,217 in receivables from clearing brokers versus a decrease of $9,986 in the 1999 period. The amount was offset by an increase in net income of $3,378.

Cash provided from investing activities for the three months ended March 31, 2000 was $11,076 compared to cash flows used for investing activities of $10,269 for the three months ended March 31, 1999. The difference is primarily attributable to net sales of $8,842 of marketable securities and long-term investments in 2000 versus net purchases of $6,411 in 1999. The difference is also attributable to a decrease in restricted assets of $3,202 for the three months ended March 31, 2000 versus an increase in restricted assets of $2,827 in the 1999 period. The decrease in restricted assets during three months ended March 31, 2000 was primarily the result of a $2,516 reduction in a letter of credit which collateralizes a long-term lease of commercial office space.

The capital expenditures of $674 for the three months ended March 31, 2000 related to the development of the Kremlin sites. BrookeMil also held $1,664 in restricted cash and receivables from an affiliate, at March 31, 2000, which is restricted for future investment in the Kremlin sites. The capital expenditures of $1,615 for the three months ended March 31, 1999 related principally to the development of the Kremlin sites.

In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to make additional construction expenditures on the site of $22,000 by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds from the loan will be used by BrookeMil for the acquisition and preliminary development of the Kremlin sites. Through March 31, 2000, Western Realty Repin has advanced $36,400 (of which $25,875 was funded by Apollo) to BrookeMil. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds to repay New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

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

Cash flows provided from financing activities were $3,089 for the three months ended March 31, 2000 as compared to cash used for financing activities of $4,607 for the three months ended March 31, 1999. The increase was primarily due to an increase of $3,324 in the Company's margin loans versus a $9,044 net payment on the Company's margin loans in the 1999 period. The increase was offset by the issuance of $4,473 of the participating loan in the 1999 period.

New Valley has lent Thinking Machines an additional $721, bearing interest at 15% per annum, since Thinking Machines sold its Darwin(R) software and services business to Oracle Corporation in June 1999.

On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of May 12, 2000, New Valley had repurchased 114,900 shares for approximately $475.

The Company expects that its available working capital will be sufficient to fund its currently anticipated cash requirements for 2000, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

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

EQUITY PRICE RISK

Ladenburg maintained inventories of trading securities at March 31, 2000 with fair values of $11,106 in long positions and $3,368 in short positions. Ladenburg performed an entity-wide analysis of the its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the Ladenburg's financial instruments at March 31, 2000 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company held investment securities available for sale totaling $48,689 at March 31, 2000. Approximately 24% of these securities represent an investment in RJ Reynolds Tobacco Holdings, Inc. and Nabisco Group Holdings Corp., which are defendants in numerous tobacco products-related litigation, claims and proceedings. An adverse outcome in any of these proceedings could have a significant effect on the value of the Company's investment.

The Company also holds long-term investments in limited partnerships and limited liability companies. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the investee entities.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

New Valley and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent New Valley's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, New Valley has identified under "Risk Factors" in
Item 1 of the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of New Valley.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 7 to the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company which were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended March 31, 2000, except (i) on January 19, 2000, the Company granted to each of the four non-employee directors of the Company options to purchase 10,000 Common Shares at an exercise price of $4.6875 per share; and (ii) on March 22, 2000, the Company granted to approximately 100 employees of Ladenburg options to purchase 1,196,299 Common Shares at an exercise price of $3.875. The foregoing transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 or did not involve a "sale" under the Securities Act of 1933.

Item 5.  OTHER INFORMATION

         On April 27, 2000, the Company withdrew its application to have its Common Shares and Warrants quoted on the Nasdaq SmallCap Market due to the Company's inability to meet the minimum bid price listing requirement of $4 per Common Share. The Company intends to refile its application when it is able to satisfy the applicable listing requirements.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

               10.1 New Valley Corporation 2000 Long-Term Incentive Plan
                    (incorporated by reference to Appendix A to the Company's Proxy Statement dated April 18, 2000).

               10.2 New Valley Corporation Non-Employee Directors Stock Option
                    Program (incorporated by reference to Appendix B to the Company's Proxy Statement dated April 18, 2000).

               27   Financial Data Schedule (for SEC use only)

         (b) REPORTS ON FORM 8-K

             None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW VALLEY CORPORATION
                                       (Registrant)

Date:    May 15, 2000                   By:   /s/ J. BRYANT KIRKLAND III
                                              -----------------------------
                                              J. Bryant Kirkland III
                                              Vice President, Treasurer
                                              and Chief Financial Officer
                                              (Duly Authorized Officer and
                                                 Chief Accounting Officer)