Form 10-Q
period 2000-06-30
NEW VALLEY CORP
filed 2000-08-14
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     AS OF AUGUST 11, 2000, THERE WERE OUTSTANDING 22,973,663 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.

================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                               PAGE
                                                                                               ----
     Item 1.        Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets as of June 30,
                        2000 and December 31, 1999....................................           3

                    Condensed Consolidated Statements of Operations for the
                        three months and six months ended June 30, 2000 and                      4
                        1999..........................................................

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the six months ended
                        June 30, 2000.................................................           5

                    Condensed Consolidated Statements of Cash Flows
                        for the six months ended June 30, 2000 and 1999...............           6

                    Notes to the Condensed Quarterly Consolidated Financial
                        Statements  ..................................................           7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................          15

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........          20

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................          21

     Item 2.        Changes in Securities and Use of Proceeds.........................          21

     Item 4.        Submission of Matters to a Vote of Security Holders...............          21

     Item 6.        Exhibits and Reports on Form 8-K..................................          22

SIGNATURE.............................................................................          23


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                    ----------------     -----------------
                                                                                        June 30,            December 31,
                                                                                    ----------------     -----------------
                                                                                          2000                  1999
                                                                                    ----------------     -----------------
                                     ASSETS

Current assets:
     Cash and cash equivalents ......................................................   $  27,900             $  11,512
     Investment securities available for sale .......................................      36,756                48,722
     Trading securities owned .......................................................      13,589                15,707
     Restricted assets ..............................................................         787                 3,239
     Receivable from clearing brokers ...............................................      13,594                10,903
     Other current assets ...........................................................       1,519                 1,360
                                                                                        ---------             ---------
         Total current assets .......................................................      94,145                91,443
                                                                                        ---------             ---------

Investment in real estate, net ......................................................      54,665                53,353
Furniture and equipment, net ........................................................       8,254                 8,409
Restricted assets ...................................................................       4,101                 5,195
Long-term investments, net ..........................................................       7,794                 8,730
Investment in joint venture .........................................................      49,931                48,680
Other assets ........................................................................       4,395                 4,858
                                                                                        ---------             ---------
         Total assets ...............................................................   $ 223,285             $ 220,668
                                                                                        =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Margin loan payable ............................................................   $   5,397             $     983
     Current portion of notes payable ...............................................       8,419                   294
     Accounts payable and accrued liabilities .......................................      29,586                30,963
     Prepetition claims and restructuring accruals ..................................      11,951                12,279
     Income taxes ...................................................................      16,108                16,285
     Securities sold, not yet purchased .............................................         976                 7,625
                                                                                        ---------             ---------
         Total current liabilities ..................................................      72,437                68,429
                                                                                        ---------             ---------

Notes payable .......................................................................      11,255                19,519
Other long-term liabilities .........................................................      45,466                41,341

Commitments and contingencies

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 shares
       authorized; 23,087,663 and 23,192,862 shares outstanding .....................         231                   232
     Additional paid-in capital .....................................................     868,344               868,673
     Accumulated deficit ............................................................    (782,041)             (779,639)
     Unearned compensation on stock options .........................................         (89)                 (333)
     Accumulated other comprehensive income .........................................       7,682                 2,446
                                                                                        ---------             ---------
Total stockholders' equity ..........................................................      94,127                91,379
                                                                                        ---------             ---------

         Total liabilities and stockholders' equity .................................   $ 223,285             $ 220,668
                                                                                        =========             =========

                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       ------------------------------------------------------------
                                                                            Three Months Ended              Six Months Ended
                                                                       ----------------------------    ----------------------------
                                                                                 June 30,                        June 30,
                                                                       ------------------------------------------------------------
                                                                           2000            1999           2000             1999
                                                                       ------------    ------------    ------------    ------------
v
Revenues:
     Principal transactions, net ...................................   $      4,383    $      7,037    $     15,719    $     11,813
     Commissions ...................................................          8,499          10,695          21,528          21,821
     Corporate finance fees ........................................          4,408           2,602           8,644           4,040
     Gain on sale of investments, net ..............................          1,438           1,460           6,191           1,959
     Income (loss) from joint venture ..............................            211          (2,694)            (15)         (4,197)
     Real estate leasing ...........................................            820           2,194           1,591           4,424
     Interest and dividends ........................................          1,620           1,623           3,114           2,884
     Computer sales and service ....................................             --              66              --             317
     Gain on sale of assets ........................................            150           4,028             150           4,028
     Other income ..................................................            871             (81)          1,019           2,611
                                                                       ------------    ------------    ------------    ------------

         Total revenues ............................................         22,400          26,930          57,941          49,700
                                                                       ------------    ------------    ------------    ------------

Cost and expenses:
     Selling, general and administrative ...........................         24,637          27,532          55,239          54,124
     Interest ......................................................          2,001           2,386           4,168           4,711
                                                                       ------------    ------------    ------------    ------------

         Total costs and expenses ..................................         26,638          29,918          59,407          58,835
                                                                       ------------    ------------    ------------    ------------

Loss from continuing operations before income taxes
     and minority interests ........................................         (4,238)         (2,988)         (1,466)         (9,135)

Income tax (benefit) provision .....................................            (21)             45              15              60

Minority interests in (loss) income from continuing operations
     of consolidated subsidiaries ..................................            (19)            732             921             252
                                                                       ------------    ------------    ------------    ------------


Loss from continuing operations ....................................         (4,198)         (3,765)         (2,402)         (9,447)

Discontinued operations:
     Gain on disposal of discontinued operations ...................             --              --              --           4,100
                                                                       ------------    ------------    ------------    ------------

     Income from discontinued operations ...........................             --              --              --           4,100
                                                                       ------------    ------------    ------------    ------------

Net loss ...........................................................         (4,198)         (3,765)         (2,402)         (5,347)

Dividend requirements on preferred shares ..........................             --         (15,540)             --         (37,759)
                                                                       ------------    ------------    ------------    ------------

Net loss applicable to Common Shares ...............................   $     (4,198)   $    (19,305)   $     (2,402)   $    (43,106)
                                                                       ============    ============    ============    ============

Loss per Common Share (basic and diluted):
     Continuing operations .........................................   $      (0.18)   $      (1.36)   $      (0.10)   $      (3.98)
     Discontinued operations .......................................             --              --              --             .35
                                                                       ------------    ------------    ------------    ------------
     Net loss per Common Share .....................................   $      (0.18)   $      (1.36)   $      (0.10)   $      (3.63)
                                                                       ============    ============    ============    ============

Number of shares used in computation ...............................     23,127,023      14,157,503      23,145,426      11,867,564
                                                                       ============    ============    ============    ============

                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       Unearned        Accumulated
                                                                                     Compensation         Other
                                              Common      Paid-In     Accumulated      on Stock       Comprehensive
                                              Shares      Capital       Deficit         Options           Income          Total
                                              ------      -------       -------         -------           ------          -----
Balance, December 31, 1999............       $     232    $ 868,673    $(779,639)      $    (333)       $   2,446       $  91,379

   Net loss...........................                                    (2,402)                                          (2,402)

   Unrealized gain on
     investment securities............                                                                      5,236           5,236

   Repurchase of Common
     Shares...........................              (1)        (406)                                                         (407)

   Adjustment to unearned
     compensation on
     stock options....................                         (244)                         244                               --

   Compensation expense
     on stock option grants...........                          321                                                           321
                                             ---------    ---------    ---------       ---------        ---------       ---------

Balance, June 30, 2000 ...............       $     231    $ 868,344    $(782,041)      $     (89)       $   7,682       $  94,127
                                             =========    =========    =========       =========        =========       =========

                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                        ---------------------------
                                                                                                                Six Months Ended
                                                                                                                     June 30,
                                                                                                        ---------------------------
                                                                                                          2000               1999
                                                                                                        --------           --------
Cash flows from operating activities:
   Net loss ..................................................................................          $ (2,402)          $ (5,347)
   Adjustments to reconcile net loss to net cash (used for) provided from operating activities:
     Income from discontinued operations .....................................................                --             (4,100)
     Loss from joint venture .................................................................                15              4,197
     Depreciation and amortization ...........................................................               983              1,763
     Stock-based compensation expense ........................................................               321              1,494
     Gain on sale of investments .............................................................            (6,191)            (1,959)
     Gain on sale of assets ..................................................................              (150)            (4,028)
     Minority interests in income from continuing operations of
        consolidated subsidiaries ............................................................               921                252
     Changes in assets and liabilities, net of effects of dispositions and acquisitions:
           Decrease in receivables and other assets ..........................................             2,830              9,145
           Decrease in accounts payable and accrued liabilities ..............................            (5,456)            (1,507)
                                                                                                        --------           --------
     Net cash used for continuing operations .................................................            (9,129)               (90)
     Net cash provided from discontinued operations ..........................................                --              4,100
                                                                                                        --------           --------
Net cash (used for) provided from operating activities .......................................            (9,129)             4,010
                                                                                                        --------           --------
Cash flows from investing activities:
     Sale or maturity of investment securities ...............................................            29,126              6,267
     Purchase of investment securities .......................................................            (5,732)           (13,475)
     Sale or liquidation of long-term investments ............................................                --              5,723
     Purchase of long-term investments .......................................................            (1,875)            (2,500)
     Sale of real estate .....................................................................                --                920
     Purchase of real estate .................................................................            (1,845)           (11,961)
     Sale of other assets ....................................................................               150              5,940
     Purchase of furniture and fixtures ......................................................              (289)              (659)
     Payment of prepetition claims and restructuring accruals ................................              (327)               (24)
     Decrease (increase) in restricted assets ................................................             3,394             (2,227)
     Investment in joint venture .............................................................            (1,266)                --
                                                                                                        --------           --------
Net cash provided from (used for) investing activities .......................................            21,336            (11,996)
                                                                                                        --------           --------
Cash flows from financing activities:
     Increase (decrease) in margin loans payable .............................................             4,414             (8,235)
     Proceeds from participating loan ........................................................               313              4,473
     Prepayment of notes payable .............................................................              (139)               (63)
     Repurchase of Common Shares .............................................................              (407)                --
     Expenses associated with Recapitalization ...............................................                --               (600)
                                                                                                        --------           --------
Net cash provided from (used for) financing activities .......................................             4,181             (4,425)
                                                                                                        --------           --------

Net decrease in cash and cash equivalents ....................................................            16,388            (12,411)
Cash and cash equivalents, beginning of period ...............................................            11,512             16,444
                                                                                                        --------           --------
Cash and cash equivalents, end of period .....................................................          $ 27,900           $  4,033
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

1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The consolidated financial statements as of June 30, 2000 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

2.    INVESTMENT IN WESTERN REALTY

      WESTERN REALTY DEVELOPMENT LLC

      In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Development") to make real estate and other investments in Russia. The Company agreed to contribute the real estate assets of BrookeMil, including Ducat Place II and the site for Ducat Place III, to Western Realty Development and Apollo agreed to contribute up to $72,021, including the investment in Western Realty Repin discussed below.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      The ownership and voting interests in Western Realty Development are held equally by Apollo and the Company. Apollo is entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment commitment of $43,750, of which $41,266 had been funded through June 30, 2000, together with a 15% annual rate of return. The Company is then entitled to a return of its investment commitment of $23,750, of which $21,266 had been funded through June 30, 2000, together with a 15% annual rate of return; subsequent distributions are made 70% to the Company and 30% to Apollo. Western Realty Development is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. Material corporate transactions by Western Realty Development generally require the unanimous consent of the Board of Managers. Accordingly, the Company has accounted for its non-controlling interest in Western Realty Development using the equity method of accounting. The Company recognizes losses incurred by Western Realty Development to the extent that cumulative earnings of Western Realty Development are not sufficient to satisfy Apollo's preferred return.

      Western Realty Development made a $30,000 participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments LLC ("Western Tobacco Investments"), which held the interests of Brooke (Overseas) Ltd., a subsidiary of Vector Group Ltd. ("Vector"), the Company's principal stockholder, in Liggett-Ducat Ltd. and the new factory constructed by Liggett-Ducat Ltd. on the outskirts of Moscow. In the event of a sale of Western Tobacco Investments, Western Realty Development was entitled to receive the return of all amounts advanced on the loan, together with a 15% annual rate of return, and 30% of subsequent distributions. Western Realty Development recognized income of $1,464 and $2,876, which represented the 15% return on the loan plus 30% of any net income applicable to common interests of Western Tobacco Investments, for the three and six months ended June 30, 2000.

      On June 14, 2000, Vector entered into a definitive agreement to sell Western Tobacco Investments to a subsidiary of Gallaher Group Plc for $400,000 in cash and the assumption of debt and capital commitments. Vector completed the sale on August 4, 2000. The cash proceeds from the transaction after estimated closing expenses were divided among Vector and Western Realty Development in accordance with the terms of the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, the Company received $57,208 in cash proceeds from the sale and Apollo received $68,378. These amounts are subject to adjustment based on final closing expenses. The Company anticipates recording a gain of approximately $52,000 in connection with the transaction in the third quarter of 2000.

      Summarized financial information as of June 30, 2000 and December 31, 1999 and for the three and six month periods ended June 30, 2000 and 1999, respectively, for Western Realty Development follows:

                                                                   JUNE 30, 2000            DECEMBER 31, 1999
                                                                   -------------            -----------------
            Current assets..................................         $    3,336                  $  3,557
            Participating loan receivable...................             40,725                    37,849
            Real estate, net................................             77,174                    77,988
            Furniture and fixtures, net.....................                224                       249
            Other noncurrent assets.........................                226                       320
            Goodwill, net...................................                549                       722
            Notes payable - current.........................              6,968                     6,645
            Other current liabilities.......................              4,939                     7,067
            Notes payable - long-term.......................              4,591                     8,211
            Other long-term liabilities.....................                799                       752
            Members' equity.................................            104,937                    98,210


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                    THREE MONTHS      THREE MONTHS       SIX MONTHS         SIX MONTHS
                                        ENDED            ENDED             ENDED               ENDED
                                    JUNE 30, 2000    JUNE 30, 1999     JUNE 30, 2000       JUNE 30, 1999
                                    -------------    -------------     -------------       -------------
      Revenues...................       $2,994           $2,430             $5,384            $5,878
      Costs and expenses.........        2,288            2,811              4,458             7,236
      Other income...............        1,464             (741)             2,876               261
      Income tax provision.......           --              (16)                --                --
      Net income (loss)..........        2,186           (1,106)             3,802             1,097

      WESTERN REALTY REPIN LLC

      In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BrookeMil Ltd. ("BrookeMil"), a wholly-owned subsidiary of the Company. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 96.8% of one site and 100% of the other site at June 30, 2000. Western Realty Repin has three classes of equity: Class A Interests, of which $18,750 were outstanding at June 30, 2000 and are owned by Apollo; Class B Interests, of which $6,250 were outstanding at June 30, 2000 and are owned by New Valley; and Class C Interests, of which Apollo had subscribed for $9,521 ($7,437 funded) and New Valley had subscribed for $5,712 ($4,463 funded) at June 30, 2000. Apollo and New Valley are entitled to receive on a pro-rata basis an amount equal to each party's investment in Class C interests, together with a 20% annual return. After the distributions to the Class C interests have been made, Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $18,750 in Class A interests, together with a 20% annual rate of return. The Company will then be entitled to a return of its investment of $6,250 in Class B interests, together with a 20% annual rate of return. Subsequent distributions will be made 50% to the Company and 50% to Apollo. Western Realty Repin is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. Material corporate transactions by Western Realty Repin generally require the unanimous consent of the Board of Managers.

      Through June 30, 2000, Western Realty Repin had advanced $36,900 to BrookeMil, of which $26,188 was funded by Apollo and was classified in other long-term obligations on the consolidated balance sheet at June 30, 2000. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay the Company for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of the Company's shares of BrookeMil.

      As of June 30, 2000, BrookeMil had invested $33,846 in the Kremlin sites and held $1,430 in cash and receivables from an affiliate, which were restricted for future investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to make additional construction expenditures on the site of $22,000 by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      The Company has accounted for the formation of Western Realty Repin as a financing by Apollo and a contribution of assets into a consolidated subsidiary by the Company, which is eliminated in consolidation. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty Repin is treated as interest cost in the consolidated statement of operations to the extent of the Company's net investment in the Kremlin sites. Because BrookeMil's investment of $35,276 in the Kremlin sites was less than Apollo's preference of $35,688 in Western Realty Repin at June 30, 2000, the Company will recognize future interest costs associated with the participating loan concurrently with future investments by BrookeMil in the Kremlin sites.

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

3.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized gains on sales of investment securities available for sale of $1,438 and $6,191 for the three and six months ended June 30, 2000, respectively, and $1,460 and $1,959 for the three and six months ended June 30, 1999, respectively.

      The components of investment securities available for sale at June 30, 2000 are as follows:

                                                                       GROSS          GROSS
                                                                     UNREALIZED    UNREALIZED        FAIR
                                                         COST           GAIN          LOSS           VALUE
                                                         ----           ----          ----           -----
          Marketable equity securities............       $29,074       $  6,000      $  2,149        $32,925
          Marketable warrants.....................            --          3,831            --          3,831
                                                         -------       --------      --------        -------
          Investment securities...................       $29,074       $  9,831      $  2,149        $36,756
                                                         =======       ========      ========        =======

4.    LONG-TERM INVESTMENTS

      At June 30, 2000, long-term investments consisted primarily of investments in limited partnerships of $7,794. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $5,448 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

      Also included in long-term investments are various internet-related businesses that are carried at $3,659 at June 30, 2000. These investments include an approximate 3% indirect interest in JFAX.COM, Inc. owned through a pass-through entity and a 33.4% interest in AtomicPop LLC. JFAX is an Internet-based messaging and communications services provider to individuals and businesses, which completed an initial public offering in July 1999. AtomicPop LLC is engaged in the online music industry. The Company also owns smaller interests in other Internet companies. The Company accounts for its investment in AtomicPop LLC and its investment in one other Internet company under the equity method.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


5.    REDEEMABLE PREFERRED SHARES

      In connection with the Company's recapitalization in June 1999, each of the Company's Class A Senior Preferred Shares was reclassified and changed into 20 Common Shares and one Warrant to purchase Common Shares. The Company reflected dividend arrearages on such shares of $10,659 and $25,829 in the consolidated statement of operations for the three months and six months ended June 30, 1999. For the three and six months ended June 30, 1999, the Company also recorded $576 and $1,404 in compensation expense related to Class A Senior Preferred Shares awarded to an officer of the Company in 1996.

6.    PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

      In connection with the Company's recapitalization in June 1999, each of the Company's Class B Preferred Shares was reclassified and changed into one-third of a Common Share and five Warrants to purchase Common Shares. The Company reflected dividend arrearages on such shares of $4,881 and $11,930 in the consolidated statement of operations for the three and six months ended June 30, 1999.

7.    SALE OF THINKING MACHINES' ASSETS

      On June 2, 1999, Thinking Machines sold substantially all of its assets consisting of its Darwin(R) software and services business to Oracle Corporation. The purchase price was $4,700 in cash at the closing of the sale and up to an additional $20,300, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of Darwin product above specified sales targets. The Company recorded a gain of $3,801 in connection with the sale for the three and six months ended June 30, 1999. The operations and related gain associated with Thinking Machines have not been classified as discontinued operations based on the fact that substantial revenues were not realized from the Darwin(R) product. In June 2000, Thinking Machines recognized a $150 gain related to Oracle's payment of the first installment of $150 from the $400 of the purchase price escrowed in connection with the sale.

8.    CONTINGENCIES

      LAWSUITS

      In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke Group Holding Inc. ("Brooke Group Holding"), a subsidiary of Vector, in the Delaware Chancery Court by a stockholder of the Company. The suit alleges that the Company's purchase of the BrookeMil shares from Brooke (Overseas) Ltd. in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke Group Holding aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal by the independent appraisal firm and the fairness opinion by the independent investment bank were flawed. Brooke Group Holding and the Company believe that the allegations in both cases are without merit. By order of the court, both actions were consolidated. Brooke Group Holding and the Company recently filed a motion to dismiss the consolidated action. Although there can be no assurances, management is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      In July 1999, a purported class action was commenced on behalf of the Company's former Class B preferred shareholders against the Company, Brooke Group Holding and certain directors and officers of the Company in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of the Company's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of unspecified compensatory damages as well as all costs and fees. Brooke Group Holding and the Company believe that the allegations are without merit. Brooke Group Holding and the Company recently filed a motion to dismiss the action. Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

9.    STOCK OPTION PLANS

      On March 22, 2000, the Company granted incentive and non-qualified stock options to purchase a total of 1,196,299 Common Shares. The grant of these options was conditioned upon the approval of the plan by the Company's stockholders, which occurred at the annual meeting held on May 24, 2000. The recipients of the options were approximately 100 employees of Ladenburg. The exercise price of the options was $3.875 per share, the fair market value on the date of grant. The options have terms of between seven and ten years and vest over periods of three to five years after the date of grant.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


10.   BUSINESS SEGMENT INFORMATION

      The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three months ended June 30, 2000 and 1999. The operations of BrookeMil are included in real estate operations, while the Company's interest in Western Realty Development, which is accounted for on the equity method, is included in corporate and other activities.

      The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three and six months ended June 30, 2000 and 1999:

                                                BROKER-                     COMPUTER       CORPORATE
                                                DEALER      REAL ESTATE     SOFTWARE       AND OTHER        TOTAL
                                                ------      -----------     --------       ---------        -----
        THREE MONTHS ENDED JUNE 30, 2000
        Revenues.........................      $  20,031     $     820      $     150     $    1,399       $  22,400
        Operating income (loss)..........            163        (2,113)           115         (2,403)         (4,238)
        Depreciation and
           amortization..................            217           330             --              7             554

        THREE MONTHS ENDED JUNE 30, 1999
        Revenues.........................      $  22,557      $  2,102     $       66     $    2,205       $  26,930
        Operating income (loss)..........          1,526        (1,305)        (1,433)        (1,776)         (2,988)
        Depreciation and
           amortization..................            239           505             79             42             865

        SIX MONTHS ENDED JUNE 30, 2000
        Revenues.........................      $  51,318      $  1,591      $     150     $    4,882       $  57,941
        Operating income (loss)..........          5,046        (4,096)            75         (2,491)         (1,466)
        Identifiable assets..............         44,753        58,493            260        119,779         223,285
        Depreciation and
           amortization..................            437           532             --             14             983
        Capital expenditures.............            289         1,845             --             --           2,134

        SIX MONTHS ENDED JUNE 30, 1999
        Revenues.........................      $  41,587    $    4,425     $       317    $    3,371       $  49,700
        Operating income (loss)..........          1,551        (2,530)        (3,034)        (5,122)         (9,135)
        Identifiable assets..............         44,390       100,360            151        120,764         265,565
        Depreciation and
           amortization..................            437         1,037            199             90           1,763
        Capital expenditures.............            327        11,961             30            302          12,609


11.   INCOME FROM DISCONTINUED OPERATIONS

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


12.   PRO FORMA FINANCIAL INFORMATION

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

                                                THREE MONTHS       SIX MONTHS
                                                    ENDED             ENDED
                                                JUNE 30, 1999     JUNE 30, 1999
                                                -------------     -------------

      Revenues .............................     $   21,820          $ 42,993
                                                 ==========          ========

      Loss from continuing operations ......     $   (5,088)         $ (9,516)
                                                 ==========          ========

      Loss from continuing operations
         applicable to common shares .......     $   (5,088)         $ (9,516)
                                                 ==========          ========

      Loss from continuing operations
         per common share ..................     $    (0.22)         $  (0.41)
                                                 ==========          ========

13.   COMPREHENSIVE INCOME

      Comprehensive income of the Company includes net income and net changes in the value of investment securities available for sale that have not been included in net income. Comprehensive income (loss) applicable to Common Shares for the three and six months ended June 30, 2000 and 1999 is as follows:

                                               THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                               --------------------------          ------------------------
                                                 2000              1999             2000              1999
                                                 ----              ----             ----              ----
      Net loss applicable to
         Common Shares................          $ (4,198)        $(19,305)         $ (2,402)        $(43,106)
      Net change in unrealized gain
         on investment securities.....               676            7,759             5,236            2,341
                                                --------         --------          --------         --------
      Total comprehensive (loss)
         income.......................          $ (3,522)        $(11,546)         $  2,834         $(40,765)
                                                ========         ========          ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

The Company's Condensed Consolidated Financial Statements include the accounts of Ladenburg Thalmann & Co. Inc. ("Ladenburg"), an 80.1%-owned subsidiary, BrookeMil Ltd. ("BrookeMil"), a 99.1%-owned subsidiary, Thinking Machines Corporation ("Thinking Machines"), a 72.7%-owned subsidiary, and other subsidiaries.

RECENT DEVELOPMENTS

SALE OF WESTERN TOBACCO INVESTMENTS. On June 14, 2000, Vector entered into a definitive agreement to sell Western Tobacco Investments to a subsidiary of Gallaher Group Plc for $400,000 in cash and the assumption of debt and capital commitments. Vector completed the sale on August 4, 2000. The cash proceeds from the transaction after estimated closing expenses were divided among Vector and Western Realty Development in accordance with the terms of the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, the Company received $57,208 in cash proceeds from the sale and Apollo received $68,378. These amounts are subject to adjustment based on final closing expenses. The Company anticipates recording a gain of approximately $52,000 in connection with the transaction in the third quarter of 2000.

RESULTS OF OPERATIONS

For the three months and six months ended June 30, 2000 and 1999, the results of continuing operations of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BrookeMil (real estate), and Thinking Machines (computer software), were as follows:

                                                                THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------            ----------------------------
                                                                 2000                1999                2000                1999
                                                               --------            --------            --------            --------
Broker-dealer:
    Revenues .......................................           $ 20,031            $ 22,557            $ 51,318            $ 41,587
    Expenses .......................................             19,868              21,031              46,272              40,036
                                                               --------            --------            --------            --------
    Operating income before taxes
       and minority interests ......................           $    163            $  1,526            $  5,046            $  1,551
                                                               ========            ========            ========            ========

Real estate:
    Revenues .......................................           $    820            $  2,102            $  1,591            $  4,425
    Expenses .......................................              2,933               3,407               5,687               6,955
                                                               --------            --------            --------            --------
    Operating loss before taxes
       and minority interests ......................           $ (2,113)           $ (1,305)           $ (4,096)           $ (2,530)
                                                               ========            ========            ========            ========

Computer software:
    Revenues .......................................           $    150            $     66            $    150            $    317
    Expenses .......................................                 35               1,499                  75               3,351
                                                               --------            --------            --------            --------
    Operating income (loss) before
       taxes and minority interests ................           $    115            $ (1,433)           $     75            $ (3,034)
                                                               ========            ========            ========            ========

Corporate and other:
    Revenues .......................................           $  1,399            $  2,205            $  4,882            $  3,371
    Expenses .......................................              3,802               3,981               7,373               8,493
                                                               --------            --------            --------            --------
    Operating loss before taxes
       and minority interests ......................           $ (2,403)           $ (1,776)           $ (2,491)           $ (5,122)
                                                               ========            ========            ========            ========

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

Consolidated total revenues were $22,400 for the three months ended June 30, 2000 versus $26,930 for the same period last year. The decrease in revenues of $4,530 is attributable primarily to Ladenburg's decreased revenues of $2,526 and a decrease in real estate revenues of $1,282 from the sale of the shopping centers in August 1999.

Ladenburg's revenues for the second quarter of 2000 decreased $2,526 as compared to revenues for the second quarter of 1999 primarily as a result of a decrease in commissions of $2,196 and principal transactions of $2,654 offset by an increase of $1,802 in corporate finance fees. Ladenburg's expenses for the second quarter of 2000 decreased $1,163 as compared to expenses for the second quarter of 1999 due primarily to decreases in compensation expense of $1,197. Compensation expense decreased due to a decrease in performance-based compensation.

Revenues from the real estate operations for the second quarter of 2000 decreased $1,282 from the second quarter of 1999. The decline was primarily due to the sale of the Company's five U.S. shopping centers in August 1999. Expenses of the real estate operations decreased $474 due primarily to the sale of the office buildings. BrookeMil incurred expenses of $1,672 for the three months ended June 30, 2000, which were related to the Kremlin sites. The expenses consisted of accrued interest expense of $1,277 associated with the Western Realty Repin loan. Because BrookeMil's investment of $35,276 in the Kremlin sites was less than Apollo's preference of $35,688 in Western Realty Repin at June 30, 2000, the Company will recognize future interest costs associated with the participating loan concurrently with future investments by BrookeMil in the Kremlin sites.

On June 2, 1999, Thinking Machines sold substantially all its assets consisting of its Darwin(R) software and services business to Oracle Corporation. The Company recorded a $3,801 gain in the second quarter of 1999 related to the disposal of such assets. In June 2000, Thinking Machines recognized a $150 gain related to Oracle's payment of the first installment of $150 from the $400 of the purchase price escrowed in connection with the sale.

Prior to the sale, Thinking Machines had only minimal revenues from continuing operations. Operating expenses of Thinking Machines consisted of costs of sales, selling, general and administrative expenses and research and development expenses of $0, $536 and $940, respectively, for the second quarter of 1999.

Corporate and other revenues of $1,399 for the second quarter of 2000 consisted primarily of net gains on investments of $1,438, interest and dividend income of $288 and income from joint venture of $211. Corporate revenues in the 2000 period were offset by $1,335 of losses from internet-related investees accounted for on the equity method. For the second quarter of 1999, the Company's revenues of $2,205 related to corporate and other activities consisted primarily of a gain on the sale of Thinking Machines assets of $3,801, net gains on investments of $1,460 and interest and dividend income of $696, offset by the $2,694 loss in joint venture.

Corporate and other expenses of $3,802 for the second quarter of 2000 consisted primarily of employee compensation and benefits of $1,698 and expenses of certain non-significant subsidiaries of $86. Corporate and other expenses of $3,981 for the second quarter of 1999 consisted primarily of employee compensation and benefits of $1,982 and expenses of certain non-significant subsidiaries of $247.

Income tax benefit for the second quarter of 2000 was $21 versus income tax expense of $45 for the second quarter of 1999. The income taxes related principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

Consolidated total revenues were $57,941 for the six months ended June 30, 2000 versus $49,700 for the same period last year. The increase in revenues of $8,241 is attributable primarily to Ladenburg's increased revenues of $9,731 and higher gains on the sale of investments of $4,232 offset by the decrease in real estate revenues of $2,834 from the sale of the five U.S. shopping centers in August 1999.

Ladenburg's revenues for the first six months of 2000 increased $9,731 as compared to revenues for the first six months of 1999 primarily due to increases in corporate finance fees of $4,604 and principal transactions of $3,906. Ladenburg's expenses for the first six months of 2000 increased $6,236 as compared to expenses for the first six months of 1999 due primarily to an increase in compensation expense of $6,144. Compensation expense increased due to an increase in performance-based compensation.

Revenues from the real estate operations for the first six months of 2000 decreased $2,834 primarily due to the sale of the shopping centers in August 1999. Expenses of the real estate operations decreased $1,268 due primarily to the sale of the shopping centers. BrookeMil incurred expenses of $3,290 for the six months ended June 30, 2000, which were related to the Kremlin sites. The expenses consisted primarily of accrued interest expense of $2,873 associated with the Western Realty Repin loan.

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

For the first six months of 2000, the Company's revenues of $4,882 related to corporate and other activities consisted primarily of net gains on investments of $6,191 and interest and dividend income of $670. Corporate revenues in the 2000 period were offset by $2,813 of losses from internet-related investees accounted for on the equity method. For the first six months of 1999, the Company's revenues of $3,371 related to corporate and other activities consisted primarily of a gain on the sale of Thinking Machines assets of $3,801, net gains on investments of $1,959 and interest and dividend income of $1,190, partially offset by a loss in joint venture of $4,197.

Corporate and other expenses of $7,373 for the first six months of 2000 consisted primarily of employee compensation and benefits of $3,233 and expenses of certain non-significant subsidiaries of $186. Corporate and other expenses of $8,493 for the first six months of 1999 consisted primarily of employee compensation and benefits of $4,263 and expenses of certain non-significant subsidiaries of $739.

Income tax expense for the first six months of 2000 was $15 versus $60 for the first six months of 1999. The income taxes related principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

The Company recorded a gain on disposal of discontinued operations of $4,100 in the 1999 period related to the settlement of a lawsuit originally initiated by the Company's former Western Union telegraph business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased from $11,512 to $27,900 in the first six months of 2000 due primarily to net sales of $21,519 of marketable securities and long-term investments.

Cash used for operating activities for the six months ended June 30, 2000 was $9,129 as compared to cash provided from operating activities of $4,010 from the prior year. The difference is primarily due to an increase of $2,691 in receivables from clearing brokers versus a decrease of $9,134 in the 1999 period. The amount was offset by a decrease in net loss of $2,945.

Cash provided from investing activities for the six months ended June 30, 2000 was $21,336 compared to cash flows used for investing activities of $11,996 for the six months ended June 30, 1999. The difference is primarily attributable to net sales of $21,519 of marketable securities and long-term investments in the 2000 period versus net purchases of $3,985 in the 1999 period. The difference is also attributable to a decrease in restricted assets of $3,394 for the six months ended June 30, 2000 versus an increase in restricted assets of $2,227 in the 1999 period. The decrease in restricted assets during six months ended June 30, 2000 was primarily the result of a $2,516 reduction in a letter of credit which collateralizes a long-term lease of commercial office space.

The capital expenditures of $1,845 for the six months ended June 30, 2000 related to the development of the Kremlin sites. BrookeMil also held $1,430 in restricted cash and receivables from an affiliate, at June 30, 2000, which is restricted for future investment in the Kremlin sites. The capital expenditures of $11,961 for the six months ended June 30, 1999 related principally to the development of the Kremlin sites.

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

In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds from the loan will be used by BrookeMil for the acquisition and preliminary development of the Kremlin sites. Through June 30, 2000, Western Realty Repin has advanced $36,900 to BrookeMil, of which $26,188 was funded by Apollo. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds to repay New Valley for certain expenditures on the Kremlin sites previously incurred.

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

Cash flows provided from financing activities were $4,181 for the six months ended June 30, 2000 as compared to cash used for financing activities of $4,425 for the six months ended June 30, 1999. The increase was primarily due to an increase of $4,414 in the Company's margin loans versus a $8,235 net payment on the Company's margin loans in the 1999 period. The increase was offset by the issuance to BrookeMil of $4,473 of the participating loan in the 1999 period.

New Valley has lent Thinking Machines an additional $671, net of repayments, bearing interest at 15% per annum, since Thinking Machines sold its Darwin(R) software and services business to Oracle Corporation in June 1999.

On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of August 11, 2000, New Valley had repurchased 261,400 shares for approximately $981.

The Company expects that its available working capital will be sufficient to fund its currently anticipated cash requirements for 2000, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rates, foreign exchange rates, equity and commodity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments.

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

EQUITY PRICE RISK

Ladenburg maintained inventories of trading securities at June 30, 2000 with fair values of $13,589 in long positions and $976 in short positions. Ladenburg performed an entity-wide analysis of the its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the Ladenburg's financial instruments at June 30, 2000 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company held investment securities available for sale totaling $36,756 at June 30, 2000. Approximately 32% of these securities represent an investment in Nabisco Group Holdings Corp., which is a defendant in numerous tobacco products-related litigation, claims and proceedings. An adverse outcome in any of these proceedings could have a significant effect on the value of the Company's investment.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 8 to the "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 to this Report.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the three months ended June 30, 2000.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         During the second quarter of 2000, the Company submitted certain matters to a vote of security holders at its Annual Meeting of Stockholders held on May 24, 2000. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

         At the Annual Meeting, every holder of record of Common Shares of the Company at the close of business on April 17, 2000 was entitled to vote, in person or by proxy, one vote for each Common Share, as the case may be, held by such holder. As of the record date, the Company had outstanding 23,159,862 Common Shares.

         The holders of a majority of the outstanding shares entitled to vote at the Annual Meeting were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the Annual Meeting, as indicated in the following table:

                                      Present in Person or Represented by Proxy
                                      -----------------------------------------
                           Shares              No. of               Percent
                        Outstanding            Shares              of Votes
                        -----------            ------              --------
Common Shares           23,159,862           21,296,909              92.0


1. Eight nominees were elected as directors of the Company by a plurality of the votes cast by the holders of Common Shares to serve until the next annual stockholders' meeting:

                                             VOTED FOR DIRECTORS                    VOTE WITHHELD
                                        --------------------------------    --------------------------------
                                        No. of Votes    Percent of Votes    No. of Votes    Percent of Votes
                                        ------------    ----------------    ------------    ----------------
         Henry C. Beinstein              20,955,701           98.4            341,208              1.6

         Arnold I. Burns                 20,955,345           98.4            341,564              1.6

         Ronald J. Kramer                20,955,406           98.4            341,503              1.6

         Richard J. Lampen               20,955,273           98.4            341,636              1.6

         Bennett S. LeBow                20,953,085           98.4            343,824              1.6

         Howard M. Lorber                20,955,676           98.4            341,233              1.6

         Barry W. Ridings                20,955,412           98.4            341,497              1.6

         Victor M. Rivas                 20,955,708           98.4            341,201              1.6

2. The New Valley Corporation 2000 Long-Term Inventive Plan was approved by the affirmative vote of a majority of the votes cast by the holders of the Common Shares, as indicated in the following table:

                                     FOR                   AGAINST                ABSTAIN           BROKER NON-VOTES
                              ------------------      ----------------       ----------------     -------------------
                              No. of       % of       No. of     % of        No. of     % of      No. of         % of
                              Votes        Votes      Votes      Votes       Votes      Votes     Votes         Votes
                              -----        -----      -----      -----       -----      -----     -----         -----
       Common Shares       15,782,083       74.1       738,820     3.5       67,484       0.3    4,708,522       22.1

3. The New Valley Non-Employee Directors Stock Option Program was approved by the affirmative vote of a majority of the votes cast by the holders of the Common Shares as indicated in the following table:

                                     FOR                   AGAINST                ABSTAIN           BROKER NON-VOTES
                              ------------------      ----------------       ----------------     -------------------
                              No. of       % of       No. of     % of        No. of     % of      No. of         % of
                              Votes        Votes      Votes      Votes       Votes      Votes     Votes         Votes
                              -----        -----      -----      -----       -----      -----     -----         -----
       Common Shares       16,029,762       75.3       488,821     2.3       69,804       0.3    4,708,522        22.1

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  10.1 Purchase and Sale Agreement, dated as of June 14, 2000, between Gallaher Overseas (Holdings) Ltd. and Brooke (Overseas) Ltd. (incorporated by reference to
                           Exhibit 10.1 in Vector's Form 8-K dated June 14,
                           2000).

                  27       Financial Data Schedule (for SEC use only)

         (b)      REPORTS ON FORM 8-K


          Date                        Items              Financial Statements
          ----                        -----              --------------------
      June 19, 2000                   5, 7                       None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEW VALLEY CORPORATION
                                            (Registrant)

Date:    August 14, 2000                    By: /s/ J. BRYANT KIRKLAND III
                                               --------------------------------
                                                J. Bryant Kirkland III
                                                Vice President, Treasurer
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                   Chief Accounting Officer)