Form 10-Q
period 2000-09-30
NEW VALLEY CORP
filed 2000-11-14
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         AS OF NOVEMBER 13, 2000, THERE WERE OUTSTANDING 22,890,663 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.

================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                         PAGE
                                                                                         ----
     Item 1.  Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets as of September 30,
                  2000 and December 31, 1999....................................           3

              Condensed Consolidated Statements of Operations for the
                  three months and nine months ended September 30,
                  2000 and 1999.................................................           4

              Condensed Consolidated Statement of Changes in
                  Stockholders' Equity for the nine months ended
                  September 30, 2000............................................           5

              Condensed Consolidated Statements of Cash Flows for
                  the nine months ended September 30, 2000 and 1999.............           6

              Notes to the Condensed Consolidated Financial Statements..........           7

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................          15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk........          20

PART  II. OTHER INFORMATION

     Item 1.  Legal Proceedings.................................................          21

     Item 2.  Changes in Securities and Use of Proceeds.........................          21

     Item 6.  Exhibits and Reports on Form 8-K..................................          21

SIGNATURE.......................................................................          22


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                  ---------------- -----------------
                                                                                   September 30,     December 31,
                                                                                  ---------------- -----------------
                                                                                       2000              1999
                                                                                  ---------------- -----------------
                                     ASSETS

Current assets:
     Cash and cash equivalents.............................................           $  68,181        $  11,512
     Investment securities available for sale..............................              45,465           48,722
     Trading securities owned..............................................              12,599           15,707
     Restricted assets.....................................................                 988            3,239
     Receivable from clearing brokers......................................              20,185           10,903
     Other current assets..................................................               1,019            1,360
                                                                                      ---------        ---------
         Total current assets..............................................             148,437           91,443
                                                                                        -------         --------

Investment in real estate, net.............................................              55,342           53,353
Furniture and equipment, net...............................................               8,093            8,409
Restricted assets..........................................................               4,017            5,195
Long-term investments, net.................................................               6,506            8,730
Investment in joint venture................................................              45,675           48,680
Other assets...............................................................               5,305            4,858
                                                                                      ---------        ---------
         Total assets......................................................            $273,375         $220,668
                                                                                        =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Margin loans payable..................................................          $    6,195      $       983
     Current portion of notes payable......................................               8,367              294
     Accounts payable and accrued liabilities..............................              30,862           30,963
     Prepetition claims and restructuring accruals.........................              11,915           12,279
     Income taxes..........................................................              15,001           16,285
     Securities sold, not yet purchased....................................               4,913            7,625
                                                                                      ---------        ---------
         Total current liabilities.........................................              77,253           68,429
                                                                                       --------         --------

Notes payable..............................................................              11,236           19,519
Other long-term liabilities................................................              47,131           41,341

Commitments and contingencies..............................................

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 shares
       authorized; 22,942,663 and 23,192,862 shares outstanding............                 229              232
     Additional paid-in capital............................................             868,023          868,673
     Accumulated deficit...................................................            (734,817)        (779,639)
     Unearned compensation on stock options................................                 (72)            (333)
     Accumulated other comprehensive income................................               4,392            2,446
                                                                                      ---------        ---------
Total stockholders' equity.................................................             137,755           91,379
                                                                                        -------         --------

         Total liabilities and stockholders' equity........................            $273,375         $220,668
                                                                                        =======          =======



                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 ---------------------------------------------------------
                                                                      Three Months Ended            Nine Months Ended
                                                                         September 30,                 September 30,
                                                                 ----------------------------    --------------------------
                                                                      2000           1999            2000          1999
                                                                 ------------    ------------    -----------   ------------
Revenues:
     Principal transactions, net .............................   $      5,051    $      2,223    $    20,770   $     14,036
     Commissions .............................................          6,533           7,368         28,061         29,189
     Corporate finance fees ..................................          4,130             522         12,774          4,562
     Gain on sale of investments, net ........................            108             151          6,299          2,110
     Income (loss) from joint venture ........................         52,427           1,125         52,412         (3,072)
     Real estate leasing .....................................            778           1,576          2,369          6,000
     Gain on sale of real estate .............................             --           3,849             --          3,849
     Interest and dividends ..................................          2,527           1,424          5,641          4,308
     Computer sales and service ..............................             --              --             --            317
     Gain on sale of assets ..................................             --              --            150          4,028
     Other (loss) income .....................................           (571)          1,174            448          3,785
                                                                 ------------    ------------    -----------   ------------
         Total revenues ......................................         70,983          19,412        128,924         69,112
                                                                 ------------    ------------    -----------   ------------
Cost and expenses:
     Selling, general and administrative .....................         22,577          19,482         77,816         73,606
     Interest ................................................          1,281           2,209          5,449          6,920
                                                                 ------------    ------------    -----------   ------------
         Total costs and expenses ............................         23,858          21,691         83,265         80,526
                                                                 ------------    ------------    -----------   ------------
Income (loss) from continuing operations before income taxes
     and minority interests ..................................         47,125          (2,279)        45,659        (11,414)
Income tax (benefit) provision ...............................            (13)             30              2             90
Minority interests in (loss) income from continuing operations
     of consolidated subsidiaries ............................            (86)            (13)           835            239
                                                                 ------------    ------------    -----------   ------------
Income (loss) from continuing operations .....................         47,224          (2,296)        44,822        (11,743)
Discontinued operations:
     Gain on disposal of discontinued operations .............             --              --             --          4,100
                                                                 ------------    ------------    -----------   ------------
     Income from discontinued operations .....................             --              --             --          4,100
                                                                 ------------    ------------    -----------   ------------
Net income (loss) ............................................         47,224          (2,296)        44,822         (7,643)
Dividend requirements on preferred shares ....................             --              --             --        (37,759)
                                                                 ------------    ------------    -----------   ------------
Net income (loss) applicable to Common Shares ................   $     47,224    $     (2,296)   $    44,822   $    (45,402)
                                                                 ============    ============    ===========   ============
Income (loss) per Common Share (basic):
     Continuing operations ...................................   $       2.06    $      (0.10)   $      1.94   $      (3.15)
     Discontinued operations .................................             --              --             --            .26
                                                                 ------------    ------------    -----------   ------------
     Net income (loss) per Common Share ......................   $       2.06    $      (0.10)   $      1.94   $      (2.89)
                                                                 ============    ============    ===========   ============
Number of shares used in computation .........................     22,977,696      23,317,261     23,089,108     15,684,128
                                                                 ============    ============    ===========   ============
Income (loss) per Common Share (diluted):
     Continuing operations ...................................   $       2.05    $      (0.10)   $      1.94   $      (3.15)
     Discontinued operations .................................             --              --             --            .26
                                                                 ------------    ------------    -----------   ------------
     Net income (loss) per Common Share ......................   $       2.05    $      (0.10)   $      1.94   $      (2.89)
                                                                 ============    ============    ===========   ============
Number of shares used in computation .........................     23,083,308      23,317,261     23,127,455     15,684,128
                                                                 ============    ============    ===========   ============

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

                                                                             UNEARNED        ACCUMULATED
                                                                           COMPENSATION         OTHER
                                    COMMON      PAID-IN     ACCUMULATED      ON STOCK       COMPREHENSIVE
                                    SHARES      CAPITAL       DEFICIT         OPTIONS           INCOME           TOTAL
                                    ------      --------    -----------    ------------     -------------       --------

Balance, December 31, 1999......      $232      $868,673      $(779,639)       $(333)           $2,446           $91,379

   Net income...................                                 44,822                                           44,822

   Net change in unrealized
    gain on investment
    securities..................                                                                 1,946             1,946

   Repurchase of Common
     Shares.....................        (3)         (951)                                                           (954)

   Adjustment to unearned
     compensation on
     stock options..............                    (261)                        261                                  --

   Compensation expense
     on stock option grants.....                     562                                                             562
                                      ----      --------      ---------       ------            ------          --------
Balance, September 30, 2000.....      $229      $868,023      $(734,817)      $  (72)           $4,392          $137,755
                                      ====      ========      =========       ======            ======          ========




                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               ------------------------------------
                                                                                     2000              1999
                                                                               ------------------------------------
Cash flows from operating activities:
   Net income (loss).......................................................           $  44,822       $   (7,643)
   Adjustments to reconcile net income (loss) to net cash (used for)
     provided from operating activities:
       Income from discontinued operations.................................                  --           (4,100)
       (Income) loss from joint venture....................................             (52,412)           3,072
       Depreciation and amortization.......................................               1,347            2,465
       Stock-based compensation expense....................................                 562            1,647
       Gain on sale of investments.........................................              (6,299)          (2,110)
       Gain on sale of assets..............................................                (150)          (4,028)
       Gain on sales of real estate and liquidation of long-term investments....             --           (5,959)
       Minority interests in income from continuing operations
         of consolidated subsidiaries......................................                 835              239
       Changes in assets and liabilities, net of effects of dispositions:
         (Increase) decrease in receivables and other assets...............              (1,561)          20,334
         Increase (decrease) in accounts payable and accrued liabilities...                 473           (3,575)
                                                                                      ---------       ----------
Net cash (used for) provided from continuing operations....................             (12,383)             342
Net cash provided from discontinued operations.............................                  --            4,100
                                                                                      ---------       ----------
Net cash (used for) provided from operating activities.....................             (12,383)           4,442
                                                                                      ---------       ----------
Cash flows from investing activities:
     Sale or maturity of investment securities.............................              35,561            9,010
     Purchase of investment securities.....................................             (24,059)         (17,681)
     Sale or liquidation of long-term investments..........................                  --            5,810
     Purchase of long-term investments.....................................              (2,358)          (5,000)
     Sale of real estate, net of closing costs.............................                  --           46,208
     Purchase of real estate...............................................              (2,668)         (13,661)
     Sale of other assets..................................................                 150            5,857
     Purchase of furniture and fixtures....................................                (340)            (695)
     Payment of prepetition claims and restructuring accruals..............                (363)             (67)
     Decrease (increase) in restricted assets..............................               3,477           (2,837)
     Investment in joint venture...........................................              (1,916)              --
     Distribution from joint venture.......................................              57,208               --
                                                                                      ---------       ----------
Net cash provided from investing activities................................              64,692           26,944
                                                                                      ---------       ----------
Cash flows used for financing activities:
     Increase (decrease) in margin loans payable...........................               5,212          (12,133)
     Purchase of subsidiary's preferred stock..............................                  --           (1,509)
     Proceeds from participating loan......................................                 312            4,473
     Repayment of note receivable to related party.........................                  --              950
     Repayment of notes payable............................................                (210)         (35,133)
     Repurchase of Common Shares...........................................                (954)              --
     Expenses associated with recapitalization.............................                  --             (600)
     Other, net............................................................                  --             (120)
                                                                                      ---------       ----------
Net cash provided from (used for) financing activities.....................               4,360          (44,072)
                                                                                      ---------       ----------
Net increase (decrease) in cash and cash equivalents.......................              56,669          (12,686)
Cash and cash equivalents, beginning of period.............................              11,512           16,444
                                                                                      ---------       ----------
Cash and cash equivalents, end of period...................................           $  68,181       $    3,758
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

1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The consolidated financial statements as of September 30, 2000 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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


      The ownership and voting interests in Western Realty Development are held equally by Apollo and the Company. Apollo is entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment commitment of $43,750, of which $41,916 had been funded, $41,266 was returned in connection with the sale of Western Tobacco Investments (discussed below) and $650 was outstanding as of September 30, 2000, together with a 15% annual rate of return. The Company is then entitled to a return of its investment commitment of $23,750, of which $21,916 has been funded, $21,266 was returned in connection with the sale of Western Tobacco Investments and $650 was outstanding as of September 30, 2000, together with a 15% annual rate of return; subsequent distributions are made 70% to the Company and 30% to Apollo. Western Realty Development is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. Material corporate transactions by Western Realty Development will generally require the unanimous consent of the Board of Managers. Accordingly, the Company has accounted for its non-controlling interest in Western Realty Development using the equity method of accounting. The Company recognizes losses incurred by Western Realty Development to the extent that cumulative earnings of Western Realty Development are not sufficient to satisfy Apollo's preferred return.

      Western Realty Development made a $30,000 participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments LLC ("Western Tobacco Investments"), which held the interests of Brooke (Overseas) Ltd., a subsidiary of Vector Group Ltd. ("Vector"), the Company's principal stockholder, in Liggett-Ducat Ltd. and the new factory constructed by Liggett-Ducat Ltd. on the outskirts of Moscow. As a result of the sale of Western Tobacco Investments, Western Realty Development was entitled to receive the return of all amounts advanced on the loan, together with a 15% annual rate of return, and 30% of subsequent distributions. Western Realty Development recognized income of $584 and $3,460, which represented the 15% return on the loan plus 30% of any net income applicable to common interests of Western Tobacco Investments, for the three and nine months ended September 30, 2000. The loan, together with the 15% annual rate of return thereon, was repaid and terminated in connection with the sale of Western Tobacco Investments in August 2000.

      On August 4, 2000, Vector completed the sale of Western Tobacco Investments to Gallaher Group Plc for $334,100 in cash and $64,400 of assumed debt and capital commitments. The cash proceeds from the transaction after estimated closing expenses were divided among Vector and Western Realty Development in accordance with the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, the Company received $57,208 in cash proceeds from the sale and Apollo received $68,338. These amounts are subject to adjustment based on final closing expenses. The Company recorded a gain of $52,512 in connection with the transaction in the third quarter of 2000.

      Summarized financial information as of September 30, 2000 and December 31, 1999 and for the three and nine month periods ended September 30, 2000 and 1999, respectively, for Western Realty Development follows:


                                                     SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                     ------------------         -----------------
Current assets..................................           $  3,873                  $  3,557
Participating loan receivable...................                 --                    37,849
Real estate, net................................             76,763                    77,988
Furniture and fixtures, net.....................                181                       249
Other noncurrent assets.........................                186                       320
Goodwill, net...................................                462                       722
Other notes payable - current...................              7,233                     6,445
Other current liabilities.......................              5,121                     7,067
Notes payable - long-term.......................              2,682                     8,211
Other long-term liabilities.....................                799                       752
Members' equity.................................             65,630                    98,210


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                              THREE MONTHS           THREE MONTHS            NINE MONTHS           FEBRUARY 20, 1998
                                ENDED                   ENDED                  ENDED             (DATE OF INCEPTION)
                          SEPTEMBER 30, 2000     SEPTEMBER 30, 1999     SEPTEMBER 30, 2000      TO SEPTEMBER 30, 1999
                          ------------------     ------------------     ------------------      ---------------------
 Revenues.............         $  2,174                $  2,194               $  7,558               $  8,072
 Costs and expenses...            2,197                   3,551                  6,655                 10,787
 Other income.........           85,001                   4,218                 87,877                  4,479
 Net income (loss)....           84,978                   2,861                 88,780                  1,764

      WESTERN REALTY REPIN LLC

      In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BrookeMil Ltd. ("BrookeMil"), a wholly-owned subsidiary of the Company. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 96.8% of one site and 100% of the other site at September 30, 2000. Western Realty Repin has three classes of equity: Class A Interests, of which $18,750 were outstanding at September 30, 2000 and are owned by Apollo; Class B Interests, of which $6,250 were outstanding at September 30, 2000 and are owned by New Valley; and Class C Interests, of which Apollo had subscribed for $9,521 ($7,437 funded) and New Valley had subscribed for $5,712 ($4,463 funded) at September 30, 2000. Apollo and New Valley are entitled to receive on a pro-rata basis an amount equal to each party's investment in Class C interests, together with a 20% annual return. After the distributions to the Class C interests have been made, Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $18,750 in Class A interests, together with a 20% annual rate of return. The Company will then be entitled to a return of its investment of $6,250 in Class B interests, together with a 20% annual rate of return. Subsequent distributions will be made 50% to the Company and 50% to Apollo. Western Realty Repin is managed by a Board of Managers consisting of an equal number of representatives chosen by Apollo and the Company. Material corporate transactions by Western Realty Repin will generally require the unanimous consent of the Board of Managers.

      Through September 30, 2000, Western Realty Repin had advanced $36,900 to BrookeMil, of which $26,188 was funded by Apollo and was classified in other long-term obligations on the consolidated balance sheet at September 30, 2000. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay the Company for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of the Company's shares of BrookeMil.

      As of September 30, 2000, BrookeMil had invested $34,669 in the Kremlin sites and held $1,304 in cash and receivables from an affiliate, which were restricted for future investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to make additional construction expenditures on the site of $22,000 by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      The Company has accounted for the formation of Western Realty Repin as a financing by Apollo and a contribution of assets into a consolidated subsidiary by the Company, which is eliminated in consolidation. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty is treated as interest cost in the consolidated statement of operations to the extent of the Company's net investment in the Kremlin sites. Because BrookeMil's investment of $35,973 in the Kremlin sites was less than the balance of the participating loan of $37,482 due to Apollo at September 30, 2000, the Company will recognize future interest costs associated with the participating loan concurrently with future investments in the Kremlin sites.

      In connection with the sale of Western Tobacco Investments, Gallaher also agreed for $1,500 to purchase from a subsidiary of BrookeMil additional land adjacent to the Liggett-Ducat manufacturing facility outside Moscow, Russia. Closing of the sale is subject to satisfaction of various regulatory requirements.

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

3.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized gains on sales of investment securities available for sale of $108 and $6,299 for the three and nine months ended September 30, 2000, respectively, and $151 and $2,110 for the three and nine months ended September 30, 1999, respectively.

      The components of investment securities available for sale at September 30, 2000 are as follows:


                                                                       GROSS          GROSS
                                                                     UNREALIZED    UNREALIZED        FAIR
                                                         COST           GAIN          LOSS           VALUE
                                                         ----        ----------    ----------        -----

          Marketable equity securities...................$34,973       $  4,301      $  3,897        $35,377
          Marketable debt securities.....................  6,100            250            --          6,350
          Marketable warrants............................     --          3,738            --          3,738
                                                          ------        -------       -------         ------
          Investment securities..........................$41,073       $  8,289      $  3,897        $45,465
                                                          ======        =======       =======         ======

4.    LONG-TERM INVESTMENTS

      At September 30, 2000, long-term investments consisted primarily of investments in limited partnerships of $4,133. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $5,452 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

      Also included in long-term investments are investments in various Internet-related businesses that are carried at $2,373 at September 30, 2000. During the third quarter of 2000, an investee engaged in the online music industry ceased operations and the Company wrote down to zero the remaining $1,054 carrying value of its investment. The Company accounts for its investment in one Internet company under the equity method.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

5.    REDEEMABLE PREFERRED SHARES

      In connection with the Company's recapitalization in June 1999, each of the Company's Class A Senior Preferred Shares was reclassified and changed into 20 Common Shares and one Warrant to purchase Common Shares. The Company reflected dividend arrearages on such shares of $25,829 in the consolidated statement of operations for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, the Company also recorded $1,404 in compensation expense related to Class A Senior Preferred Shares awarded to an officer of the Company in 1996.

6.    PREFERRED SHARES NOT SUBJECT TO REDEMPTION REQUIREMENTS

      In connection with the Company's recapitalization in September 1999, each of the Company's Class B Preferred Shares was reclassified and changed into one-third of a Common Share and five Warrants to purchase Common Shares. The Company reflected dividend arrearages on such shares of $11,930 in the consolidated statement of operations for the nine months ended September 30, 1999.

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

8.    CONTINGENCIES

      LAWSUITS

      In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Vector in the Delaware Chancery Court by a stockholder of the Company. The suit alleges that the Company's purchase of the BrookeMil shares from Brooke (Overseas) Ltd. in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Vector aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal by the independent appraisal firm and the fairness opinion by the independent investment bank were flawed. Vector and the Company believe that the allegations in both cases are without merit. By order of the court, both actions were consolidated. Vector and the Company recently filed a motion to dismiss the consolidated action. Oral argument is scheduled for November 30, 2000. Although there can be no assurances, management is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      In July 1999, a purported class action was commenced on behalf of the Company's former Class B preferred shareholders against the Company, Vector and certain directors and officers of the Company in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of the Company's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of unspecified compensatory damages as well as all costs and fees. Vector and the Company believe that the allegations are without merit. The Court, on the defendants' motion, recently dismissed six of plaintiff's nine claims alleging inadequate disclosure in the proxy statement. The surviving claims are plaintiff's allegations that (i) the fact that the fairness opinion did not cover the relative fairness to each class of shares should have been expressly disclosed; (ii) failure to disclose the identity of shareholders who suggested the recapitalization and their respective holdings, broken down by share class, was a material omission; and (iii) the disclosure in the proxy statement was inadequate because it did not reveal the value of the Company's lines of business or its assets. The Court speculated that facts might exist under which one or more of the foregoing alleged non-disclosures might be material and, therefore, the motion to dismiss as to these three allegations was denied. An answer has been filed as to the surviving claims. Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      As of September 30, 2000, New Valley had $11,915 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages and for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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

10.   BUSINESS SEGMENT INFORMATION

      The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three months ended September 30, 2000 and 1999. The operations of BrookeMil are included in real estate operations, while the Company's interest in Western Realty Development, which is accounted for on the equity method, is included in corporate and other activities.

      The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three and nine months ended September 30, 2000 and 1999:

                                                 BROKER-                       COMPUTER       CORPORATE
                                                 DEALER       REAL ESTATE      SOFTWARE       AND OTHER       TOTAL
                                                 ------       -----------      --------       ---------       -----

      THREE MONTHS ENDED SEPTEMBER 30, 2000
      Revenues ............................      $ 18,556       $    778       $    --       $  51,649       $  70,983
      Operating income (loss) .............            80         (1,114)          (41)         48,200          47,125
      Depreciation and amortization .......           210            147            --               7             364

      THREE MONTHS ENDED SEPTEMBER 30, 1999
      Revenues ............................      $ 12,708       $  5,425       $    --       $   1,279       $  19,412
      Operating (loss) income .............        (2,424)         1,685           (89)         (1,451)         (2,279)
      Depreciation and amortization .......           244            450            --               8             702

      NINE MONTHS ENDED SEPTEMBER 30, 2000
      Revenues ............................      $ 69,874       $  2,369       $   150       $  56,531       $ 128,924
      Operating income (loss) .............         5,126         (5,210)           34          45,709          45,659
      Identifiable assets .................        49,051         59,195           259         164,870         273,375
      Depreciation and amortization .......           647            679            --              21           1,347
      Capital expenditures ................           340          2,668            --              --           3,008

      NINE MONTHS ENDED SEPTEMBER 30, 1999
      Revenues ............................      $ 54,295       $  9,848       $   317       $   4,652       $  69,112
      Operating loss ......................          (873)          (847)       (3,123)         (6,571)        (11,414)
      Identifiable assets .................        39,841         59,872           514         112,773         213,000
      Depreciation and amortization .......           681          1,487           199              98           2,465
      Capital expenditures ................           373         13,661            30             292          14,356


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



11.   INCOME FROM DISCONTINUED OPERATIONS

      The Company recorded a gain on disposal of discontinued operations of $4,100 for the nine months ended September 30, 1999 related to the settlement of a lawsuit originally initiated by the Company's former Western Union telegraph business.

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

                                                            THREE MONTHS                      NINE MONTHS
                                                               ENDED                             ENDED
                                                         SEPTEMBER 30, 1999                SEPTEMBER 30, 1999
                                                         ------------------                ------------------
     Revenues..............................                   $ 14,707                          $ 57,700
                                                              ========                          ========
     Loss from continuing operations.......                   $ (5,821)                         $(15,338)
                                                              ========                          ========
     Loss from continuing operations
         applicable to common shares.......                   $ (5,821)                         $(15,338)
                                                              ========                          ========
     Loss from continuing operations
         per common share..................                   $  (0.25)                         $  (0.66)
                                                              ========                          ========


13.   COMPREHENSIVE INCOME

      Comprehensive income of the Company includes net income and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive income (loss) applicable to Common Shares for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                         THREE MONTHS                        NINE MONTHS
                                                             ENDED                              ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                     ---------------------              ----------------------
                                                     2000             1999              2000              1999
                                                     ----             ----              ----              ----
      Net income (loss) applicable to
         common shares....................        $  47,224          $ (2,296)       $  44,822          $(45,402)
      Net change in unrealized (loss)
         gain on investment securities....           (3,290)           (6,210)           1,946            (3,869)
                                                  ---------           -------        ---------          --------
      Total comprehensive income (loss)...        $  43,934          $ (8,506)       $  46,768          $(49,271)
                                                   ========           =======         ========           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

The Company's Condensed Consolidated Financial Statements include the accounts of Ladenburg Thalmann & Co. Inc. ("Ladenburg"), an 80.1%-owned subsidiary, BrookeMil Ltd. ("BrookeMil"), a wholly-owned subsidiary, Thinking Machines Corporation ("Thinking Machines"), a 72.7%-owned subsidiary, and other subsidiaries.

RECENT DEVELOPMENTS

SALE OF WESTERN TOBACCO INVESTMENTS. On August 4, 2000, Vector completed the sale of Western Tobacco Investments to a subsidiary of Gallaher Group Plc for $334,100 in cash and $64,400 in assumed debt and capital commitments. The cash proceeds from the transaction after estimated closing expenses were divided among Vector and Western Realty Development in accordance with the terms of the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, the Company received $57,208 in cash proceeds from the sale and Apollo received $68,338. These amounts are subject to adjustment based on final closing expenses. The Company recorded a gain of $52,512 in connection with the transaction in the third quarter of 2000.

RESULTS OF OPERATIONS

For the three months and nine months ended September 30, 2000 and 1999, the results of continuing operations of the Company's primary operating units, which include Ladenburg (broker-dealer), the Company's U.S. office buildings and shopping centers and BrookeMil (real estate), and Thinking Machines (computer software), were as follows:

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                               -----------------------       -----------------------
                                                 2000           1999           2000           1999
                                               --------       --------       --------       --------
      Broker-dealer:
          Revenues ......................      $ 18,556       $ 12,708       $ 69,874       $ 54,295
          Expenses ......................        18,476         15,132         64,748         55,168
                                               --------       --------       --------       --------
          Operating income (loss) before
             taxes and minority interests      $     80       $ (2,424)      $  5,126       $   (873)
                                               ========       ========       ========       ========

      Real estate:
          Revenues ......................      $    778       $  5,425       $  2,369       $  9,848
          Expenses ......................         1,892          3,740          7,579         10,695
                                               --------       --------       --------       --------
          Operating (loss) income before
             taxes and minority interests      $ (1,114)      $  1,685       $ (5,210)      $   (847)
                                               ========       ========       ========       ========

      Computer software:
          Revenues ......................      $     --       $     --       $    150       $    317
          Expenses ......................            41             89            116          3,440
                                               --------       --------       --------       --------
          Operating (loss) income before
             taxes and minority interests      $    (41)      $    (89)      $     34       $ (3,123)
                                               ========       ========       ========       ========

      Corporate and other:
          Revenues ......................      $ 51,649       $  1,279       $ 56,531       $  4,652
          Expenses ......................         3,449          2,730         10,822         11,223
                                               --------       --------       --------       --------
          Operating income (loss) before
             taxes and minority interests      $ 48,200       $ (1,451)      $ 45,709       $ (6,571)
                                               ========       ========       ========       ========


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated total revenues were $70,983 for the three months ended September 30, 2000 versus $19,412 for the same period last year. The increase in revenues of $51,571 was attributable primarily to income from joint venture of $52,427 and Ladenburg's increased revenues of $5,848 offset by a decrease in real estate revenues of $4,647 from the sale of the shopping centers in August 1999.

Ladenburg's revenues for the third quarter of 2000 increased $5,848 as compared to revenues for the third quarter of 1999 primarily as a result of an increase in principal transactions of $2,828 and an increase of $3,608 in corporate finance fees offset by a decrease in commissions of $835. Ladenburg's expenses for the third quarter of 2000 increased $3,344 as compared to expenses for the third quarter of 1999 due primarily to increases in compensation expense of $3,252. Compensation expense increased due to an increase in performance-based compensation.

Revenues from the real estate operations for the third quarter of 2000 decreased $4,647 from the third quarter of 1999. The decline was primarily due to the gain of $3,849 in the 1999 period related to the sale of the Company's five U.S. shopping centers in August 1999. Expenses of the real estate operations decreased $1,848 due primarily to the sale of the shopping centers. BrookeMil incurred expenses of $906 and $1,771 for the three months ended September 30, 2000 and 1999, respectively, which were related to the Kremlin sites. The expenses consisted primarily of accrued interest expense of $698 in the 2000 period and $1,124 in the 1999 period associated with the Western Realty Repin loan. BrookeMil also experienced a foreign currency loss of $450 in the 1999 period on cash restricted for future investments in the Kremlin sites. Because BrookeMil's investment of $35,973 in the Kremlin sites was less than the balance of the participating loan of $37,482 due to Apollo at September 30, 2000, the Company will recognize future interest costs associated with the Western Realty Repin loan concurrently with future investments in the Kremlin sites.

On June 2, 1999, Thinking Machines sold substantially all its assets consisting of its Darwin(R) software and services business to Oracle Corporation. Prior to the sale, Thinking Machines had only minimal revenues from continuing operations. Operating expenses of Thinking Machines consisted of general and administrative expenses and interest expense of $41 and $89 for the third quarter of 2000 and 1999, respectively.

Corporate and other revenues of $51,649 for the third quarter of 2000 consisted primarily of income from joint venture of $52,427 and interest and dividend income of $1,099. Corporate revenues in the 2000 period were offset by $1,015 of losses associated with losses from the operations of certain Internet-related investees accounted for on the equity method and a write down of the remaining $1,054 of carrying value related to the Company's investment in an Internet-related business which ceased operations in the third quarter of 2000, both of which have been reported as a reduction to other income in the Company's Statement of Operations. For the third quarter of 1999, the Company's revenues of $1,279 related to corporate and other activities consisted primarily of the $1,125 income from joint venture.

Corporate and other expenses of $3,449 for the third quarter of 2000 consisted primarily of employee compensation and benefits of $1,651 and expenses of certain non-significant subsidiaries of $117. Corporate and other expenses of $2,730 for the third quarter of 1999 consisted primarily of employee compensation and benefits of $1,419, interest expense of $102 and expenses of certain non-significant subsidiaries of $112.

Income tax benefit for the third quarter of 2000 was $13 versus income tax expense of $30 for the third quarter of 1999. The income taxes related principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated total revenues were $128,924 for the nine months ended September 30, 2000 versus $69,112 for the same period last year. The increase in revenues of $59,812 was attributable primarily to income from joint venture of $52,412 and Ladenburg's increased revenues of $15,579 offset by a decrease in real estate revenues of $7,479 from the sale of the shopping centers in August 1999.

Ladenburg's revenues for the first nine months of 2000 increased $15,579 as compared to revenues for the first nine months of 1999 primarily due to increases in corporate finance fees of $8,212 and principal transactions of $6,734. Ladenburg's expenses for the first nine months of 2000 increased $9,580 as compared to expenses for the first nine months of 1999 due primarily to an increase in compensation expense of $9,396. Compensation expense increased due to an increase in performance-based compensation.

Revenues from the real estate operations for the first nine months of 2000 decreased $7,479 primarily due to the sale of the shopping centers in August 1999 and gain of $3,849 associated with such sale. Expenses of the real estate operations decreased $3,116 due primarily to the sale of the shopping centers. BrookeMil incurred expenses of $4,198 and $3,875 for the nine months ended September 30, 2000 and 1999, respectively, which were related to the Kremlin sites. The expenses consisted primarily of accrued interest expense of $3,571 in the 2000 period and $3,162 in the 1999 period associated with the Western Realty Repin loan. BrookeMil also experienced a foreign currency loss of $430 on cash restricted for future investments in the Kremlin sites in the 1999 period.

On June 2, 1999, Thinking Machines sold substantially all of its assets consisting of the Darwin(R) software and services business to Oracle Corporation. In June 2000, Thinking Machines recognized a $150 gain related to Oracle's payment of the first installment of $150 from the $400 of the purchase price escrowed in connection with the sale. Prior to the sale, Thinking Machines had minimal revenues from continuing operations. Operating expenses of Thinking Machines consisted of costs of sales of $90, selling, general and administrative expenses of $1,452 and research and development expenses of $1,756 for the nine months ended September 30, 1999. Since the sale, operating expenses have consisted of general and administrative expenses and interest expense.

For the first nine months of 2000, the Company's revenues of $56,531 related to corporate and other activities consisted primarily of income from joint venture of $52,412, net gains on investments of $6,299 and interest and dividend income of $1,769. Corporate revenues in the 2000 period were offset by $3,828 of losses associated with losses from the operations of certain Internet-related investees accounted for on the equity method and a write down of the remaining $1,054 of carrying value related to the Company's investment in an Internet-related business which ceased operations in the third quarter of 2000, both of which have been reported as a reduction of other income in the Company's Statement of Operations. For the first nine months of 1999, the Company's revenues of $4,652 related to corporate and other activities consisted primarily of a gain on the sale of Thinking Machines assets of $3,801, net gains on investments of $2,110 and interest and dividend income of $1,679, partially offset by a loss from joint venture of $3,072.

Corporate and other expenses of $10,822 for the first nine months of 2000 consisted primarily of employee compensation and benefits of $4,884 and expenses of certain non-significant subsidiaries of $303. Corporate and other expenses of $11,223 for the first nine months of 1999 consisted primarily of employee compensation and benefits of $5,682 and expenses of certain non-significant subsidiaries of $851.

Income tax expense for the nine six months of 2000 was $2 versus $90 for the first nine months of 1999. The income taxes related principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

The Company recorded a gain on disposal of discontinued operations of $4,100 in the 1999 period related to the settlement of a lawsuit originally initiated by the Company's former Western Union telegraph business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased from $11,512 to $68,181 in the first nine months of 2000 due primarily to a $57,208 distribution from joint venture related to the Western Tobacco Investments sale and net sales of $9,144 of marketable securities and long-term investments.

Cash used for operating activities for the nine months ended September 30, 2000 was $12,383 as compared to cash provided from operating activities of $4,442 from the prior year. The difference is primarily due to an increase in income from joint venture of $55,484 and an increase of $9,282 in receivables from clearing brokers versus a decrease of $11,856 in the 1999 period offset by increased net income of $52,465.

Cash provided from investing activities for the nine months ended September 30, 2000 was $64,692 compared to $26,944 for the nine months ended September 30, 1999. The difference is primarily attributable to a distribution from joint venture of $57,208, net sales of $9,144 of marketable securities and long-term investments in the 2000 period versus net purchases of $7,861 in the 1999 period offset by $46,208 of cash received from the sale of the Company's five U.S. shopping centers in the 1999 period. The difference is also attributable to a decrease in restricted assets of $3,477 for the nine months ended September 30, 2000 versus an increase in restricted assets of $2,837 in the 1999 period. The decrease in restricted assets during nine months ended September 30, 2000 was primarily the result of a $2,516 reduction in a letter of credit which collateralizes a long-term lease of commercial office space.

The capital expenditures of $2,668 for the nine months ended September 30, 2000 related to the development of the Kremlin sites. BrookeMil also held $1,304 in restricted cash and receivables from an affiliate, at September 30, 2000, which is restricted for future investment in the Kremlin sites. The capital expenditures of $13,661 for the nine months ended September 30, 1999 related principally to the development of the Kremlin sites.

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

In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds from the loan will be used by BrookeMil for the acquisition and preliminary development of the Kremlin sites. Through September 30, 2000, Western Realty Repin has advanced $36,900 to BrookeMil, of which Apollo has funded $26,188. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds to repay New Valley for certain expenditures on the Kremlin sites previously incurred.

In connection with the sale of Western Tobacco Investments, Gallaher also agreed for $1,500 to purchase from a subsidiary of BrookeMil additional land adjacent to the Liggett-Ducat manufacturing facility outside Moscow, Russia. Closing of the sale is subject to satisfaction of various regulatory requirements.

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

Cash flows provided from financing activities were $4,360 for the nine months ended September 30, 2000 as compared to cash used for financing activities of $44,072 for the nine months ended September 30, 1999. The increase was primarily due to $35,023 of debt repayments associated with the sales of the Company's five U.S. shopping centers in the 1999 period and an increase of $5,212 in the Company's margin loans versus a $12,133 net payment on the Company's margin loans in the 1999 period. The increase was offset by the issuance of $4,473 of the participating loan in the 1999 period.

New Valley has lent Thinking Machines an additional $723, net of repayments, bearing interest at 15% per annum, since Thinking Machines sold its Darwin(R) software and services business to Oracle Corporation in June 1999.

On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of November 13, 2000, New Valley had repurchased 344,400 shares for approximately $1,354.

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

Equity Price Risk

Ladenburg maintained inventories of trading securities at September 30, 2000 with fair values of $12,599 in long positions and $4,913 in short positions. Ladenburg performed an entity-wide analysis of the its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the Ladenburg's financial instruments at September 30, 2000 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company held investment securities available for sale totaling $45,465 at September 30, 2000. Approximately 29% of these securities represent an investment in Nabisco Group Holdings Corp., which is a defendant in numerous tobacco products-related litigation, claims and proceedings. An adverse outcome in any of these proceedings could have a significant effect on the value of the Company's investment.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 8 to the "Notes to the Condensed Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the three months ended September 30, 2000.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    EXHIBITS

                27      Financial Data Schedule (for SEC use only)

         (b)    REPORTS ON FORM 8-K

               DATE                      ITEMS         FINANCIAL STATEMENTS
               ----                      -----         --------------------

        September 21, 2000                 7                   None

        September 25, 2000                5,7                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEW VALLEY CORPORATION
                                            (Registrant)

Date:    November 13, 2000                  By: /s/ J. BRYANT KIRKLAND III
                                                ------------------------------
                                                J. Bryant Kirkland III
                                                Vice President, Treasurer
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                   Chief Accounting Officer)