Form 10-K405
period 2000-12-31
NEW VALLEY CORP
filed 2001-04-02
CIK 106374

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER 1-2493

                            ------------------------

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

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON SHARES, $.01 PAR VALUE
               WARRANTS TO PURCHASE COMMON SHARES, $.01 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2001 was approximately $29,460,168. Directors and officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     At March 23, 2001, there were 22,823,063 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III (Items 10, 11, 12 and 13) from the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                     PART I
  Item 1.   Business....................................................    2
  Item 2.   Properties..................................................   10
  Item 3.   Legal Proceedings...........................................   10
  Item 4.   Submission of Matters to a Vote of Security-Holders;
              Executive Officers of the Registrant......................   10
                                    PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   12
  Item 6.   Selected Financial Data.....................................   13
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   14
  Item 7A.  Quantitative and Qualitative Disclosures About Market
              Risk......................................................   23
  Item 8.   Financial Statements and Supplementary Data.................   23
  Item 9.   Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   23
                                    PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   23
  Item 11.  Executive Compensation......................................   24
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................   24
  Item 13.  Certain Relationships and Related Transactions..............   24
                                    PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................   24
  SIGNATURES............................................................   61

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     New Valley Corporation, a Delaware corporation, is engaged in the investment banking and brokerage business through its ownership of Ladenburg, Thalmann & Co. Inc. and in real estate business in Russia through BrookeMil Ltd., Western Realty Development LLC and Western Realty Repin LLC. The principal executive office of New Valley is located at 100 S.E. Second Street, Miami, Florida 33131, and the telephone number is (305) 579-8000.

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

     The recapitalization had a significant effect on New Valley's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, New Valley's stockholders' equity increased by $343.4 million from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of New Valley, as well as the redemption obligation for the Series A Preferred Shares in January 2003. Also as a result of the recapitalization, the number of outstanding Common Shares more than doubled, and additional Common Shares were reserved for issuance upon exercise of the Warrants, which have an initial exercise price of $12.50 per Common Share. In addition, Vector Group Ltd. (formerly known as Brooke Group Ltd.), New Valley's principal stockholder, increased its ownership of the Common Shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. At December 31, 2000, Vector owned 56.1% of New Valley's Common Shares.

LADENBURG, THALMANN & CO. INC.

     In May 1995, a subsidiary of New Valley acquired all of the outstanding shares of common stock and other equity interests of Ladenburg for $25.8 million, net of cash acquired. Ladenburg is a full service broker-dealer that has been a member of the New York Stock Exchange since 1876. Ladenburg provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals.

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

     In December 1999, New Valley completed the sale of a 19.9% interest in Ladenburg to Berliner Effektengesellschaft AG, a German public financial holding company. New Valley received approximately $10.2 million in cash and Berliner shares valued in accordance with the purchase agreement. Pursuant to the agreement, Berliner also acquired a three-year option to purchase additional interests in Ladenburg subject to certain conditions. New Valley recorded a $4.3 million gain in connection with the transaction for the year ended December 31, 1999.

     On February 8, 2001, New Valley entered into a stock purchase agreement under which New Valley will acquire a controlling interest in GBI Capital Management Corp. and its operating subsidiary, GBI Capital Partners, Inc., a securities and trading firm. Upon completion of the transaction, New Valley will own approximately 50.1% of the outstanding shares of GBI, an American Stock Exchange-listed company, which will be renamed Ladenburg Thalmann Financial Services, Inc. Under the terms of the agreement, New Valley and Berliner will sell all of their outstanding shares of Ladenburg to GBI for 18,181,818 shares of GBI common stock, $10 million of cash and $10 million principal amount of convertible notes (convertible at $2.60 per share). Upon closing, New Valley will acquire for $1.00 per share an additional 3,945,060 shares of GBI from Joseph Berland, the Chairman and Chief Executive Officer of GBI.

     Howard M. Lorber, President and Chief Operating Officer of New Valley, will become Chairman of Ladenburg Thalmann Financial Services. Victor M. Rivas, Chairman and Chief Executive Officer of Ladenburg, will retain his role and become President and CEO of Ladenburg Thalmann Financial Services. Richard J. Rosenstock, President and Chief Operating Officer of GBI, will become Vice Chairman and COO of Ladenburg Thalmann Financial Services and continue to oversee GBI Capital Partners.

     The transaction, which is expected to close in the second quarter of 2001, is subject to customary closing conditions, including regulatory approval and approval by GBI shareholders. Holders of a majority of the outstanding shares of GBI have committed to vote in favor of the transaction.

BROOKEMIL LTD.

     In January 1997, New Valley entered into a purchase agreement with Brooke (Overseas) Ltd., an indirect wholly-owned subsidiary of Vector, under which New Valley acquired 10,483 shares of the BrookeMil common stock. These shares comprised 99.1% of the outstanding shares of BrookeMil, which is engaged in the real estate development business in Moscow, Russia. In August 2000, the remaining 100 shares of BrookeMil were redeemed in connection with the sale of Western Tobacco Investments LLC (see discussion below). New Valley paid Brooke (Overseas) a purchase price of $55 million for the BrookeMil shares, consisting of $21.5 million in cash and a $33.5 million 9% note. The note, which was collateralized by the BrookeMil shares, was paid during 1997.

     BrookeMil is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was successfully built and leased. In April 1997, BrookeMil sold Ducat Place I to one of its tenants, Citibank, for approximately $7.5 million. This price had been reduced to reflect approximately $6.2 million of rent prepayments by Citibank. In 1997, BrookeMil completed construction of Ducat Place II, a premier 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies including Motorola, Conoco and Morgan Stanley. Ducat Place II is one of the leading modern office buildings in Moscow due to its design and full range of amenities. The third phase, Ducat Place III, has been planned as an office tower. The site of the proposed third phase of the project was formerly used by Liggett-Ducat Ltd., an indirect subsidiary of Vector, for its tobacco factory pursuant to a use agreement with BrookeMil. Liggett-Ducat completed construction of a new factory on the outskirts of Moscow in 1999.

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

     In August 1997, BrookeMil refinanced all amounts due under the construction loan with borrowings under a new credit facility with the Russian bank SBS-Agro. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by New Valley. At December 31, 2000, borrowings under the new credit agreement totaled $8.2 million.

     Western Realty Development. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. organized Western Realty Development to make real estate and other investments in Russia. New Valley agreed to contribute the real estate assets of BrookeMil, including Ducat Place II and the site for Ducat Place III, to Western Realty Development, and Apollo agreed to contribute up to $72.0 million, including the $28.3 million investment in Western Realty Repin discussed below.

     Western Realty Development has three classes of equity: Class A interests, representing 30% of the ownership of Western Realty Development, and Class B and Class C interests, which collectively represent 70% of the ownership of Western Realty Development. Prior to December 29, 2000, Apollo owned the Class A interests, New Valley owned the Class B interests and BrookeMil owned the Class C interests. On December 29, 2000, WRD Holding Corporation, a wholly-owned subsidiary of New Valley, purchased for $4 million 29/30ths of the Class A Interests of Western Realty Development previously held by Apollo. WRD Holding paid the purchase price of $4 million with a promissory note due November 30, 2005. The note, which is collateralized by a pledge of the purchased Class A interests, bears interest at a rate of 7% per annum, compounded annually; interest is payable to the extent of available cash flow from distributions from Western Realty Development. In addition, upon the maturity date of the note or, if earlier, upon the closing of various liquidity events, including sales of interests in or assets of, or a business combination or financing involving, Western Realty Development, additional interest will be payable under the note. The additional interest would be in an amount equal to 30% of the excess, if any, of the proceeds from a liquidity event occurring prior to the maturity of the note or the appraised fair market value of Western Realty Development, at maturity, over $13.75 million. Apollo and New Valley also agreed to loan Western Realty Development on an equal basis any additional funds required to pay off its existing indebtedness at an interest rate of 15% per annum.

     As a result of the purchase of the Class A interests, New Valley and its subsidiaries will be entitled to 99% of subsequent distributions from Western Realty Development and Apollo will be entitled to 1% of subsequent distributions. Accordingly, New Valley will no longer account for its interests in Western Realty Development using the equity method of accounting. Effective December 29, 2000, Western Realty Development became a consolidated subsidiary of New Valley.

     Prior to December 29, 2000, the ownership and voting interests in Western Realty Development were held equally by Apollo and New Valley. Apollo was entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment commitment of $43.75 million, of which $42.6 million had been funded, $41.3 million was returned in connection with the sale of Western Tobacco Investments and $1.3 million was outstanding at December 29, 2000, together with a 15% annual rate of return. New Valley was then entitled to a return to the extent of its investment commitment of $23.75 million of BrookeMil-related expenses incurred and cash invested by New Valley since March 1, 1997, of which $22.6 million had been funded, $21.3 million was returned in connection with the sale of Western Tobacco Investments and $1.3 million was outstanding at December 29, 2000, together with a 15% annual rate of return. Subsequent distributions were made 70% to New Valley and 30% to Apollo. Prior to December 29, 2000, New Valley accounted for its interest in Western Realty Development on the equity method.

     New Valley, Vector and their affiliates have other business relationships with affiliates of Apollo. On January 11, 1996, New Valley acquired from an affiliate of Apollo eight shopping centers for $72.5 million. New Valley's remaining shopping center is subject to a second mortgage in favor of the seller. New Valley and pension plans sponsored by BGLS Inc., a subsidiary of Vector, have invested in investment partnerships managed by an affiliate of Apollo. Affiliates of Apollo have owned a substantial amount of debt securities of BGLS and hold Vector common stock and warrants.

     Western Realty Development made a $30 million participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments which held the interests of Brooke (Overseas) in Liggett-Ducat and the new factory constructed by Liggett-Ducat on the outskirts of Moscow. As a result of the sale of Western Tobacco Investments, Western Realty Development was entitled to receive the return of all amounts advanced on the loan, together with a 15% annual rate of return, and 30% of subsequent distributions. The loan, together with the 15% annual rate of return thereon, was repaid and terminated in connection with the sale of Western Tobacco Investments in August 2000.

     On August 4, 2000, Vector completed the sale of Western Tobacco Investments to Gallaher Group Plc for $334.1 million in cash and $64.4 million of assumed debt and capital commitments. The cash proceeds from the transaction after estimated closing expenses were divided among Vector and Western Realty Development in accordance with the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, New Valley received $57.2 million in cash proceeds from the sale and Apollo received $68.3 million. New Valley recorded a gain of $52.5 million in connection with the transaction in the third quarter of 2000.

     New Valley has determined that a permanent impairment occurred in the value of the site for the proposed Ducat Place III office building and related goodwill due to the economic difficulties in the Russian economy following the financial crisis of August 1998. New Valley recognized an impairment charge of $11.6 million in 1999.

     Western Realty Repin. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan will be used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located on the Sofiskaya Embankment of the Moscow River. The sites are directly across the river from the Kremlin and have views of the Kremlin walls, towers and nearby church domes. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 100% of both sites at December 31, 2000.

     Western Realty Repin has three classes of equity: Class A Interests, of which $18.75 million were outstanding at December 31, 2000 and are owned by Apollo; Class B Interests, of which $6.25 million were outstanding at December 31, 2000 and are owned by New Valley; and Class C Interests, of which Apollo had subscribed for $9.5 million ($7.8 million funded) and New Valley had subscribed for $5.7 million ($4.7 million funded) at December 31, 2000. Apollo and New Valley are entitled to receive on a pro-rata basis an amount equal to each party's investment in Class C interests, together with a 20% annual return. After the distributions to the Class C interests have been made, Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $18.75 million in Class A interests, together with a 20% annual rate of return. New Valley will then be entitled to a return of its investment of $6.25 million in Class B interests, together with a 20% annual rate of return. Subsequent distributions will be made 50% to New Valley and 50% to Apollo.

     Through December 31, 2000, Western Realty Repin had advanced $37.5 million, of which $26.5 million was funded by Apollo, to BrookeMil. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to reimburse New Valley for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

     As of December 31, 2000, BrookeMil had invested $35.7 million in the Kremlin sites and held approximately $462,000 in cash and receivables from an affiliate, both of which were restricted for future investment in the Kremlin sites. In acquiring its interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22 million in 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

     In connection with the sale of Western Tobacco Investments, Gallaher also agreed for $1.5 million to purchase from a subsidiary of BrookeMil additional land adjacent to the Liggett-Ducat manufacturing facility outside Moscow, Russia. Closing of the sale is scheduled for the second quarter of 2001 following satisfaction of various regulatory requirements.

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

     In September 1998, New Valley completed the sale to institutional investors of the office buildings for an aggregate purchase price of $112.4 million and recognized a gain of $4.7 million on the sale. New Valley received approximately $13.4 million in cash from the transaction before closing adjustments and expenses. The office buildings were subject to approximately $99.3 million of mortgage financing which was retired at closing.

     In January 1996, New Valley acquired the shopping centers for an aggregate purchase price of $72.5 million. Each seller was an affiliate of Apollo. The shopping centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukie, Oregon; Richland and Marysville, Washington; and Kanawha, West Virginia.

     In November 1997, New Valley sold its Marathon, Florida shopping center for $5.4 million and recognized a gain of $1.2 million on the sale. In August 1999, New Valley sold to entities affiliated with P.O'B. Montgomery & Company five shopping centers for an aggregate purchase price of $46.1 million before closing adjustments and expenses. The shopping centers were subject to approximately $35 million of mortgage financing, which was assumed by the purchasers at closing. New Valley recorded a gain of $3.8 million on the sale of the five centers. In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9.5 million before closing adjustments and expenses.

     Space in New Valley's remaining shopping center in Kanawha, West Virginia is leased to a variety of commercial tenants and, as of December 31, 2000, the aggregate occupancy of the center was 90%. The property is subject to approximately $11.3 million of an underlying mortgage in favor of its senior lender and a second mortgage in favor of the original sellers.

OTHER ACQUISITIONS AND INVESTMENTS

     Thinking Machines Corporation. Thinking Machines, New Valley's 73% owned subsidiary, designed, developed, marketed and supported software offering prediction-based management solutions under the name LoyaltyStream(TM) for businesses such as financial services and telecommunications providers. This software was designed to help reduce customer attrition, control costs, more effectively cross-sell or bundle products or services and manage risks. Incorporated in LoyaltyStream was Darwin(R), a data mining software tool set with which a customer can analyze large amounts of its pre-existing data as well as external demographics data to predict behavior or outcomes. The customer can then send this information through systems integration to those divisions of the customer, which can use it to more effectively anticipate and solve business problems. No material revenues were recognized by Thinking Machines from the sale or licensing of such software and services.

     In June 1999, Thinking Machines sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price was $4.7 million in cash at the closing of the sale and up to an additional $20.3 million, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of the Darwin product above specified sales targets. Oracle has informed Thinking Machines that it did not achieve the specified sales target for the 2000 period. In June 2000, Thinking Machines recognized a $150,000 gain related to Oracle's payment of the first installment of $150,000 from the $400,000 of the purchase price escrowed in connection with the sale.

     Miscellaneous Investments. At December 31, 2000, New Valley owned approximately 48% of the outstanding shares of CDSI Holdings, Inc., which completed an initial public offering in May 1997. CDSI holds a minority interest in an Internet application service provider that develops and distributes direct marketing and customer relationship products and services.

     As of December 31, 2000, long-term investments consisted primarily of investments in limited partnerships of $4.7 million, including investments in various Internet-related businesses that were carried at $321,000 at December 31, 2000. During the third quarter of 2000, an investee engaged in the online music industry ceased operations and the Company wrote down to zero the remaining $1.1 million carrying value of its investment. During the fourth quarter of 2000, the Company determined that a permanent impairment in the value of its investments in three Internet-related businesses with a historical cost of $2.0 million had occurred and wrote down these investments to $250,000.

     New Valley may acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or seek to acquire control of operating companies through one of such means.

EMPLOYEES

     At December 31, 2000, New Valley had approximately 400 full-time employees, of whom approximately 361 were employed by Ladenburg. New Valley believes that relations with its employees are satisfactory.

                                  RISK FACTORS

NEW VALLEY HAS EXPERIENCED CONTINUING LOSSES AND A FIXED CHARGE COVERAGE
DEFICIT.

     New Valley has experienced losses from continuing operations for the four of the last five years. New Valley had outstanding debt in the amount of $32.4 million as of December 31, 2000, of which $15.8 million was due by December 31, 2001 and a margin loan payable of $4.7 million, and its earnings have been inadequate to cover fixed charges for four of the five most recent years. New Valley's ability to make required payments on its debt will depend on its ability to generate cash sufficient for such purposes. Similarly, New Valley's future operating performance and ability to make planned expenditures will depend on future economic conditions and financial, business and other factors which may be beyond its control. There is a risk that New Valley will not be able to generate enough funds to repay its debt. If New Valley cannot service its fixed charges, it would significantly harm New Valley.

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

     Risks of real estate development projects. New Valley is engaged in a variety of real estate development projects in Russia. Development projects are subject to special risks including potential increase in costs, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.

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

     As a result of the recent economic difficulties in the Russian economy, New Valley took a charge of $11.6 million in 1999 for a permanent impairment in the value of the site for the proposed Ducat Place III office building and related goodwill. The uncertainties in Russia may also impair New Valley's ability to complete planned financing and investing activities. The development of certain Russian properties will require significant amounts of debt and other financing. In acquiring a 34.8% interest in one of the Kremlin sites, New

Valley agreed with the City of Moscow to invest an additional $22 million by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in the forfeiture of a 34.8% interest in the site. New Valley is considering potential financing alternatives on behalf of the joint ventures. However, given the recent economic turmoil in Russia, there is a risk that financing will not be available on acceptable terms. Failure to obtain sufficient capital for the projects would force the joint ventures to curtail or delay their projects.

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

NEW VALLEY'S MANAGEMENT DOES NOT DEVOTE ITS FULL TIME TO NEW VALLEY'S AFFAIRS

     New Valley is dependent upon the services of Bennett S. LeBow, the Chairman of the Board and Chief Executive Officer of New Valley. The loss to New Valley of Mr. LeBow could harm New Valley. In addition, management divides its time between New Valley and Vector and, consequently, does not spend its full time on New Valley business.

VECTOR CONTROLS A MAJORITY OF NEW VALLEY'S SHARES

     As a result of the recapitalization and assuming that no warrant holder exercises its warrants, Vector owns approximately 56% of the outstanding Common Shares of New Valley. As holder of the absolute majority of the Common Shares, Vector is able to elect all of New Valley's directors and control the management of New Valley. Also, Vector's ownership of Common Shares makes it impossible for a third party to acquire control of New Valley without the consent of Vector and therefore may discourage third parties from seeking to acquire New Valley. A third party would have to negotiate any such transaction with Vector, and the interests of Vector may be different from the interests of other New Valley stockholders. This may depress the price of the Common Shares.

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

THE VALUE OF THE MARKET FOR COMMON SHARES IS UNCERTAIN

     New Valley completed a plan of recapitalization in June 1999 that made far-reaching changes in New Valley's capital structure. At this time, it is unclear what the long-term impact of the recapitalization will be on the Common Shares. Although New Valley's Common Shares began trading on the Nasdaq SmallCap Market on September 27, 2000, the liquidity of their trading market is uncertain. The potential future issuance of the Common Shares on exercise of the Warrants, which would increase the number of Common Shares by more than 80%, may depress the price of the Common Shares. New Valley has not declared a dividend on the Common Shares since 1984, and does not currently intend to pay such dividends in the foreseeable future.

ITEM 2.  PROPERTIES

     New Valley's principal executive office is in Miami, Florida, where it shares offices with Vector and various of their subsidiaries. New Valley has entered into an expense sharing agreement for use of such office space. Ladenburg's principal offices are located in New York. Ladenburg leases approximately 74,000 square feet of office space pursuant to a lease that expires on June 30, 2015. Effective September 1, 1999, Ladenburg subleased approximately 13,125 square feet of office space under a 10-year sublease. New Valley's operating properties are described above.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Notes 10 and 18 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS; EXECUTIVE OFFICERS OF THE REGISTRANT

     During the last quarter of 2000, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below, together with accompanying text, presents certain information regarding all current executive officers of New Valley as of March 23, 2001. There are no family relationships among the executive officers of New Valley. Each of the executive officers of New Valley serves until the election and qualification of his successor or until his death, resignation or removal by the Board of Directors of New Valley.

                                                                                     YEAR INDIVIDUAL
                                                                                        BECAME AN
NAME                      AGE                       POSITION                        EXECUTIVE OFFICER
- ----                      ---                       --------                        -----------------
Bennett S. LeBow........  63     Chairman of the Board and Chief Executive                1988
                                 Officer
Howard M. Lorber........  52     President and Chief Operating Officer                    1994
Richard J. Lampen.......  47     Executive Vice President and General Counsel             1995
J. Bryant Kirkland               Vice President, Treasurer and Chief Financial
  III...................  35     Officer                                                  1998
Marc N. Bell............  40     Vice President, Associate General Counsel and            1998
                                 Secretary

     BENNETT S. LEBOW has been Chairman of the Board of New Valley since January 1988 and Chief Executive Officer thereof since November 1994 and currently holds various positions with New Valley's subsidiaries. Since June 1990, Mr. LeBow has been the Chairman of the Board and Chief Executive Officer of Vector, a New York Stock Exchange-listed holding company, and since October 1986 has been a director of Vector. Since November 1990, he has been Chairman of the Board and Chief Executive officer of BGLS, which directly or indirectly holds Vector's equity interests in several private and public companies. Mr. LeBow has been a director of Liggett Group Inc., a manufacturer and seller of cigarettes, since June 1990. Liggett is a wholly-owned subsidiary of BGLS.

     HOWARD M. LORBER has been President and Chief Operating Officer of New Valley since November 1994 and serves as a director of New Valley. Since January 2001, Mr. Lorber has served as President and Chief Operating Officer of Vector and BGLS. Mr. Lorber has been Chairman of the Board and Chief Executive Officer of Hallman & Lorber Assoc., Inc., consultants and actuaries to qualified pension and profit sharing plans, and various of its affiliates since 1975. Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan's Famous, Inc., a chain of fast food restaurants; a consultant to Vector and Liggett from January 1994 to January 2001; a director and member of the Audit Committee of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; a director and member of the

Audit Committee of Prime Hospitality Corp., a company doing business in the lodging industry, since May 1994; and a director of PLM International Inc., a leasing company, since January 1999.

     RICHARD J. LAMPEN has been Executive Vice President and General Counsel of New Valley since October 1995 and serves as a director of New Valley. Since July 1996, Mr. Lampen has served as Executive Vice President of Vector and BGLS and since November 1998 as President and Chief Executive Officer of CDSI. Mr. Lampen has been a director of Thinking Machines since February 1996 and a director of CDSI since January 1997. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. Spec's Music, Inc. and Panaco, Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

     J. BRYANT KIRKLAND III has been Vice President, Treasurer and Chief Financial Officer of New Valley since January 1998, and since November 1994 has served in various financial capacities with New Valley and with Vector and BGLS. Since January 2001, Mr. Kirkland has served as Vice President of Vector and BGLS. Mr. Kirkland has served as Vice President and Chief Financial Officer of CDSI since January 1998 and as a director of CDSI since November 1998.

     MARC N. BELL has been a Vice President of New Valley since February 1998 and has served as Associate General Counsel and Secretary of New Valley since November 1994. Since May 1994, Mr. Bell has served as General Counsel and Secretary of Vector and BGLS and since January 1998 as Vice President.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective September 27, 2000, the Common Shares have traded on the NASDAQ SmallCap Market under the symbol NVAL. Prior to September 27, 2000, the Common Shares were quoted on the NASD OTC Electronic Bulletin Board, a NASD sponsored and operated inter-dealer automated quotation system under the symbol NVAL.

     The following table sets forth, for the calendar quarters indicated, the range of per share prices for the Common Shares. Prices commencing September 27, 2000 reflect quotations on the NASDAQ SmallCap Market and prices prior to September 27, 2000 reflect quotations on the NASD OTC Electronic Bulletin Board. Such quotations prior to September 27, 2000 reflect inter-dealer prices in the over-the-counter market, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                              HIGH      LOW
                                                              -----    -----
POST-NASDAQ SMALLCAP MARKET LISTING (COMMENCING SEPTEMBER
  27, 2000)
2000:
Fourth Quarter..............................................  $4.63    $2.75
Third Quarter...............................................   4.69     4.50

PRE-NASDAQ SMALLCAP MARKET LISTING (BEFORE SEPTEMBER 27,
  2000)
2000:
Third Quarter...............................................  $5.00    $3.25
Second Quarter..............................................   3.88     2.44
First Quarter...............................................   4.75     3.50

POST-RECAPITALIZATION (AFTER JUNE 4, 1999 EFFECTIVE DATE OF
  RECAPITALIZATION)
1999:
Fourth Quarter..............................................  $4.81    $3.13
Third Quarter...............................................   4.25     3.00
Second Quarter..............................................   5.13     3.56

PRE-RECAPITALIZATION (BEFORE JUNE 4, 1999 EFFECTIVE DATE OF
  RECAPITALIZATION)
1999:
Second Quarter..............................................  $ .75    $ .22
First Quarter...............................................    .84      .38

HOLDERS

     At March 23, 2001, there were approximately 13,089 holders of record of the Common Shares.

DIVIDENDS

     No dividends were paid on the Common Shares in 2000.

RECENT SALES OF UNREGISTERED SECURITIES

     No securities of New Valley which were not registered under the Securities Act of 1999, as amended, have been issued or sold by New Valley during the three months ended December 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

                                                     YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                      2000        1999        1998         1997         1996
                                    --------    --------    ---------    ---------    --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
Total revenues....................  $152,921    $ 83,605    $ 102,087    $ 114,568    $130,865
Total costs and expenses(a).......   110,898     108,581      127,499      139,989     149,454
                                    --------    --------    ---------    ---------    --------
Income (loss) from continuing
  operations before income taxes
  and minority interests..........    42,023     (24,976)     (25,412)     (25,421)    (18,589)
Income tax provision..............        84          80            6          186         300
Minority interests in (loss)
  income from continuing
  operations of consolidated
  subsidiaries....................       889        (667)       2,089        1,347       4,241
                                    --------    --------    ---------    ---------    --------
Income (loss) from continuing
  operations......................    41,050     (25,723)     (23,329)     (24,260)    (14,648)
Gain from discontinued
  operations......................    17,879       4,100        7,740        3,687       7,158
                                    --------    --------    ---------    ---------    --------
Net income (loss).................    58,929     (21,623)     (15,589)     (20,573)     (7,490)
Dividend requirements on preferred
  shares(b).......................        --     (37,759)     (80,964)     (68,475)    (61,949)
Excess of carrying value of
  redeemable preferred shares over
  cost of shares purchased........        --          --           --           --       4,279
                                    --------    --------    ---------    ---------    --------
Net income (loss) applicable to
  common shares...................  $ 58,929    $(59,382)   $ (96,553)   $ (89,048)   $(65,160)
                                    ========    ========    =========    =========    ========
Per Common and equivalent
  share(c):
Basic:
  Income (loss) from continuing
     operations...................  $   1.78    $  (3.65)   $  (10.89)   $   (9.68)   $  (7.55)
  Gain from discontinued
     operations...................      0.78         .24          .81          .38         .75
  Net income (loss) per Common
     Share........................  $   2.56       (3.41)      (10.08)       (9.30)      (6.80)
Diluted:
  Income (loss) from continuing
     operations...................  $   1.78    $  (3.65)   $  (10.89)   $   (9.68)   $  (7.55)
  Gain from discontinued
     operations...................      0.77         .24          .81          .38         .75
  Net income (loss) per Common
     Share........................  $   2.55       (3.41)      (10.08)       (9.30)      (6.80)
Dividends declared(b).............        --          --           --           --          --
Book value(c).....................  $   6.54    $   3.94    $  (21.44)   $  (13.61)   $  (7.55)
BALANCE SHEET DATA:
Total assets......................  $299,257    $220,668    $ 272,722    $ 441,391    $406,540
Long-term obligations.............    11,900      19,519       54,801      185,024     170,223
Prepetition claims(d).............    10,229      12,279       12,364       12,611      15,526
Redeemable preferred shares(e)....        --          --      316,202      258,638     210,571
Stockholders' equity
  (deficiency)....................   149,685      91,379     (205,312)    (130,399)    (72,364)
Working capital (deficiency)......    72,720      23,014        7,870       (6,986)     85,610

- ---------------
(a) Includes reorganization benefit of $9,706 in 1996.

(b) Dividend requirements on preferred shares amounts include $444 in 1999, $891 in 1998, $692 in 1997 and $417 in 1996 accrued on the redeemable Class A Senior Preferred Shares to reflect the effective dividend yield over the life of such securities. All preferred dividends, whether or not declared, are reflected as a deduction in arriving at net loss applicable to Common Shares. No dividends on Preferred Shares were declared in 1999, 1998 and 1997. Dividends of $40 per share in 1996 were declared on the redeemable Class A Senior Preferred Shares.

(c) All per share data have been restated to reflect the one-for-twenty reverse stock split completed on July 29, 1996 and the Company's recapitalization which occurred on June 4, 1999.

(d) Represents prepetition claims against New Valley in its bankruptcy case. See
    Note 18 to the Consolidated Financial Statements.

(e) Includes cumulative preferred dividends on the redeemable Class A Senior Preferred Shares of $219,068, $163,302 and $117,117 at December 31, 1998,
    1997 and 1996, respectively. See Note 13 to the Consolidated Financial Statements.

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

     New Valley's financial statements have been affected by its complete redeployment of its assets since it emerged from bankruptcy in January 1995. These redeployment transactions include:

     - the sale of the money transfer business in January 1995 and the messaging service business in October 1995. These operations, which generated virtually all of New Valley's revenues before 1995, are treated as discontinued in New Valley's financial statements;

     - the acquisition of the broker-dealer business in May 1995;

     - the purchase of New Valley's U.S. office buildings and shopping centers in January 1996 and the sale of the office buildings in September 1998 and five of the shopping centers in August 1999;

     - the acquisition of BrookeMil in January 1997;

     - the formation in February 1998 of the Western Realty Development joint venture, to which New Valley contributed a significant portion of BrookeMil's operations;

     - the formation in June 1998 of the Western Realty Repin joint venture to provide financing to BrookeMil; and

     - the sale of Western Tobacco Investments in August 2000 and New Valley's receipt of $57,208 in sale proceeds.

RECENT DEVELOPMENTS

     Sale of Western Tobacco Investments. On August 4, 2000, Vector completed the sale of Western Tobacco Investments to a subsidiary of Gallaher Group Plc for $334,100 in cash and $64,400 in assumed debt and capital commitments. The cash proceeds from the transaction after estimated closing expenses were divided among Vector and Western Realty Development in accordance with the terms of the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, New

Valley received $57,208 in cash proceeds from the sale and Apollo received $68,338. New Valley recorded a gain of $52,512 in connection with the transaction in the third quarter of 2000.

     GBI Capital Management Acquisition. On February 8, 2001, New Valley entered into a stock purchase agreement under which New Valley will acquire a controlling interest in GBI Capital Management Corp. and its operating subsidiary, GBI Capital Partners, Inc., a securities and trading firm. Upon completion of the transaction, New Valley will own approximately 50.1% of the outstanding shares of GBI, an American Stock Exchange-listed company, which will be renamed Ladenburg Thalmann Financial Services, Inc. Under the terms of the agreement, New Valley and Berliner will sell all of their outstanding shares of Ladenburg to GBI for 18,181,818 shares of GBI common stock, $10,000 of cash and $10,000 principal amount of convertible notes (convertible at $2.60 per share). Upon closing, New Valley will acquire for $1.00 per share an additional 3,945,060 shares of GBI from Joseph Berland, the Chairman and Chief Executive Officer of GBI. The transaction, which is expected to close in the second quarter of 2001, is subject to customary closing conditions, including regulatory approval and approval by GBI shareholders. Holders of a majority of the outstanding shares of GBI have committed to vote in favor of the transaction.

     WRD Holding Corporation. On December 29, 2000, WRD Holding Corporation, a newly-organized subsidiary of New Valley, purchased 29/30ths of the Class A interests of Apollo in Western Realty Development. WRD Holding paid the purchase price of $4,000 with a promissory note due November 30, 2005. The note, which is collateralized by a pledge of the purchased Class A interests, bears interest at a rate of 7% per annum, compounded annually; interest is payable to the extent of available cash flow from distributions from Western Realty Development. In addition, upon the maturity date of the note or, if earlier, upon the closing of various liquidity events, including sales of interests in or assets of, or a business combination or financing involving, Western Realty Development, additional interest will be payable under the note. The additional interest would be in an amount equal to 30% of the excess, if any, of the proceeds from a liquidity event occurring prior to the maturity of the note or the appraised fair market value of Western Realty Development, at maturity, over $13,750.

     As a result of the purchase of the Class A interests, New Valley and its subsidiaries will be entitled to 99% of distributions from Western Realty Development and Apollo will be entitled to 1% of distributions. Accordingly, New Valley will no longer account for its interests in Western Realty Development using the equity method of accounting. Effective December 29, 2000, Western Realty Development became a consolidated subsidiary of New Valley.

RESULTS OF OPERATIONS

     For the years ended December 31, 2000, 1999 and 1998, the results of continuing operations of New Valley's primary operating units are as follows. The operations of BrookeMil are included in real estate operations, while New Valley's interest in Western Realty Development, which was accounted for on the equity method prior to December 29, 2000, is included in corporate and other activities.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------    --------    --------
Broker-dealer:
  Revenues..................................................  $89,584    $ 77,171    $ 66,569
  Expenses..................................................   83,372      74,107      72,744
                                                              -------    --------    --------
  Operating income (loss) before taxes and minority
     interests..............................................  $ 6,212    $  3,064    $ (6,175)
                                                              =======    ========    ========
Real estate:
  Revenues..................................................  $ 3,199    $ 10,952    $ 25,259
  Expenses..................................................    8,534      14,164      25,451
                                                              -------    --------    --------
  Operating loss before taxes and minority interests........  $(5,335)   $ (3,212)   $   (192)
                                                              =======    ========    ========

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------    --------    --------
Computer software:
  Revenues..................................................  $   150    $    317    $    794
  Expenses..................................................      143       3,470       6,924
                                                              -------    --------    --------
  Operating income (loss) before taxes and minority
     interests..............................................  $     7    $ (3,153)   $ (6,130)
                                                              =======    ========    ========
Corporate and other:
  Revenues..................................................  $59,988    $ (4,835)   $  9,465
  Expenses..................................................   18,849      16,840      22,380
                                                              -------    --------    --------
  Operating income (loss) before taxes and minority
     interests..............................................  $41,139    $(21,675)   $(12,915)
                                                              =======    ========    ========

THE YEAR 2000 COMPARED TO 1999

     Consolidated total revenues were $152,921 for the year ended December 31, 2000 versus $83,605 for the same period last year. The increase in revenues of $69,316 was attributable primarily to income from joint venture of $68,934 and Ladenburg's increased revenues of $12,413 offset by a decrease in real estate revenues of $7,753 from the sale of the shopping centers in August 1999.

     Ladenburg's revenues for the year ended December 31, 2000 increased $12,413 as compared to revenues for 1999 primarily due to increases in principal transactions of $8,553 and corporate finance fees of $7,597 offset by a decrease in commissions of $5,748. Ladenburg's revenues for 2000 consisted of commissions of $33,067, principal transactions of $28,275, corporate finance fees of $15,937, syndicate and underwriting income of $416 and other income of $11,889. Ladenburg's revenues for 1999 consisted of commissions of $38,815, principal transactions of $19,722, corporate finance fees of $8,340, syndicate and underwriting income of $1,912 and other income of $8,382.

     The $8,553 (43.4%) increase in principal transaction was primarily the result of expanding Ladenburg's trading and brokerage activities. The $7,597 (91.1%) increase in corporate finance fees was primarily the result of increased revenues from private placement and advisory activities. The $5,748 (14.8%) decrease in commissions was the result of a less active market for equity securities in the fourth quarter of 2000 versus 1999.

     Ladenburg's expenses for 2000 increased $9,265 as compared to expenses for 1999 due primarily to an increase in compensation expense of $7,304. Expenses of Ladenburg for 2000 consisted of employee compensation and benefits of $56,222 and other expenses of $27,150. Expenses of Ladenburg for 1999 consisted of employee compensation and benefits of $48,918 and other expenses of $25,189. Compensation expense increased due to an increase in performance-based compensation.

     Revenues from the real estate operations for 2000 decreased $7,753 from the prior year primarily due to the sale of the shopping centers in August 1999 and the gain of $3,570 associated with such sale. Expenses of the real estate operations decreased $5,630 due primarily to the sale of the shopping centers. BrookeMil incurred expenses of $3,920 and $5,339 for the years ended December 31, 2000 and 1999, respectively, which were related to the Kremlin sites. The expenses consisted primarily of accrued interest expense of $3,373 in the 2000 period and $4,698 in the 1999 period associated with the Western Realty Repin loan. BrookeMil also experienced a foreign currency loss of $460 on cash restricted for future investments in the Kremlin sites in the 1999 period. BrookeMil's historical cost in the Kremlin sites is $36,127 at December 31, 2000, which is the amount of the participating loan at December 31, 2000. Apollo is entitled to additional preferences of approximately $3,600 related to the Kremlin sites at December 31, 2000.

     In June, 1999, Thinking Machines sold substantially all of its assets consisting of the Darwin(R) software and services business to Oracle Corporation. In June 2000, Thinking Machines recognized a $150 gain related to Oracle's payment of the first installment of $150 from the $400 of the purchase price escrowed in connection with the sale. Prior to the sale, Thinking Machines had minimal revenues from continuing operations. Operating expenses of Thinking Machines consisted of cost of sales of $90, selling, general and administrative expense of $1,418, research and development expense of $1,756 and interest expense of $206 for the year ended December 31, 1999. Since the sale, operating expenses have consisted of general and administrative expenses and interest expense.

     For 2000, New Valley's revenues of $59,988 related to corporate and other activities consisted primarily of income from joint venture of $52,421, net gains on investments of $7,271 and interest and dividend income of $3,021. Corporate revenues for 2000 were offset by a loss of $5,597 from the operations of certain Internet-related investees accounted for on the equity method which has been reported as a reduction of other income in New Valley's statement of operations. For 1999, New Valley's revenues of $(4,835) related to corporate and other activities included a $16,513 loss from the Western Realty Development joint venture and equity losses in affiliates of $3,726. The losses were offset in part by a gain on the sale of a 19.9% interest in Ladenburg of $4,256, a gain on the sale of Thinking Machines' assets of $3,801, a net gain on investments of $2,373 and interest and dividend income of $2,196.

     The loss from joint venture of $16,513 in 1999 resulted principally from a non-cash $11,561 impairment charge associated with Western Realty Development. In 1999, Western Realty Development evaluated the recoverability of its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Western Realty Development determined a permanent impairment had occurred related to economic difficulties in the Russian economy following the financial crisis of August 1998. Based on an appraisal conducted by an independent third party, Western Realty Development recorded an impairment charge for the year ended December 31, 1999 of $11,561 associated with its investment in the site for the proposed Ducat Place III office building and related goodwill. The fair market value was determined based on current market conditions and anticipated future discounted cash flows.

     Corporate and other expenses of $18,849 for 2000 consisted primarily of employee compensation and benefits of $7,278 and an impairment charges of $2,808 related to certain investees engaged in the internet business. During the third quarter of 2000, an investee engaged in the online music industry ceased operations and New Valley wrote down to zero the remaining $1,054 carrying value of its investment. Also in the fourth quarter of 2000, New Valley determined that a permanent impairment in the value of its investments in three Internet-related businesses with a historical cost of $2,004 had occurred and wrote down these investments to $250. Corporate and other expenses of $16,840 for 1999 consisted primarily of employee compensation and benefits of $7,942, expenses of certain non-significant subsidiaries of $958 and interest expense of $293.

     Income tax expense for 2000 was $84 versus $80 for 1999. The income taxes related principally to state income taxes of Ladenburg. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

     New Valley recorded a gain on disposal of discontinued operations of $17,879 related to the adjustment of accruals established during New Valley's bankruptcy proceedings in 1993 and 1994. The reversal of the accruals reduced restructuring, employee benefit and various tax accruals previously established.

     New Valley recorded a gain on disposal of discontinued operations of $4,100 in 1999 related to the settlement of a lawsuit originally initiated by New Valley's former Western Union telegraph business.

THE YEAR 1999 COMPARED TO 1998

     Consolidated total revenues for 1999 were $83,605 as compared with $102,087 for 1998. The decrease in revenues of $18,482 was primarily attributable to the decrease in real estate revenues of $14,307 from the sale of the office buildings and shopping centers, the increase in loss from joint venture of $11,537 and lower gains on sale of investments of $9,395, offset by an increase in revenues at Ladenburg of $10,602 and gains on sales of Ladenburg stock and Thinking Machines' assets.

     Ladenburg's revenues for 1999 increased $10,602 from 1998 primarily as a result of increased commissions of $10,531, increased principal transactions of $8,292 offset by a decrease in corporate finance fees of $6,393.

     Ladenburg's revenues for 1999 consisted of commissions of $38,815, principal transactions of $19,722, corporate finance fees of $8,340, syndicate and underwriting income of $1,912 and other income of $8,382. Ladenburg's revenues for 1998 consisted of commissions of $28,284, principal transactions of $11,276, corporate finance fees of $14,673, syndicate and underwriting income of $2,834 and other income of $9,502. The $10,531 (37.2%) increase in commissions was the result of an active market for equity securities. The $8,292 (72.5%) increase in principal transactions was the result of higher profitability by Ladenburg's proprietary traders. The $6,393 (43.2%) decrease in corporate finance fees was the result of the closing of a significant mergers and acquisitions advisory assignment during 1998.

     Expenses of Ladenburg for 1999 consisted of employee compensation and benefits of $48,918 and other expenses of $25,189. Expenses of Ladenburg for 1998 consisted of employee compensation and benefits of $47,845 and other expenses of $24,899. The increase in compensation expense was the result of an increase in performance-based compensation.

     Revenues from the real estate operations in 1999 decreased $14,307 primarily due to the sale of New Valley's four U.S. office buildings in September 1998 and the sale of five of New Valley's seven U.S. shopping centers in August 1999. Expenses of the real estate operations decreased $11,287 due primarily to the sale of the office buildings and shopping centers. BrookeMil incurred expenses of $5,339 in 1999, which were related to the Kremlin sites. The expenses consisted primarily of accrued interest expense of $4,698 associated with the Western Realty Repin loan and a foreign currency loss of $460 on cash restricted for future investments in the Kremlin sites.

     On June 2, 1999, Thinking Machines sold substantially all its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. Operating expenses of Thinking Machines in 1999 consisted of cost of sales of $90, selling, general and administrative of $1,418, research and development of $1,756 and interest expense of $206. Operating expenses of Thinking Machines in 1998 consisted of cost of sales of $821, selling, general and administrative expense of $2,571, research and development expense of $3,444 and interest expense of $88.

     For 1999, New Valley's revenues of $(4,835) related to corporate and other activities included a $16,513 loss from the Western Realty Development joint venture and equity losses in affiliates of $3,726. The loss from joint venture of $16,513 in 1999 resulted principally from a non-cash $11,561 impairment charge associated with Western Realty Development. The losses were offset in part by a gain on the sale of a 19.9% interest in Ladenburg of $4,256, a gain on the sale of Thinking Machines' assets of $3,801, a net gain on investments of $2,373 and interest and dividend income of $2,196. For 1998, New Valley's revenues of $9,465 related to corporate and other activities consisted primarily of net gains on investments of $11,768 and interest and dividends income of $2,199, offset by the $4,976 loss from the joint venture. During 1998, the principal component of net gains on investments was $4,770 from the liquidation of long-term investments and $6,997 from the liquidation of portfolio holdings.

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

LIQUIDITY AND CAPITAL RESOURCES

     New Valley's working capital increased by $49,706, $15,144 and $14,856 for the years ended December 31, 2000, 1999 and 1998.

     New Valley's working capital increased to $72,720 at December 31, 2000 from $23,014 at December 31, 1999 primarily as a result of a $57,208 distribution from joint venture related to the sale of Western Tobacco Investments.

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

     During 2000, New Valley's cash and cash equivalents increased from $11,512 to $82,067 due primarily to a $57,208 distribution from joint venture related to the Western Tobacco Investments sale and net sales of $23,929 of marketable securities and long-term investments.

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

     Cash used for operating activities for the year ended December 31, 2000 was $11,320 as compared to cash provided from operating activities of $3,700 from the prior year. The difference is primarily due to an increase in income from joint venture of $68,934, the reduction in receivable from clearing brokers of $777 in 2000 versus $11,658 in 1999 and a net increase in Ladenburg's net trading securities of $6,195 offset by increased net income of $80,552.

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

     Cash provided from investing activities for the year ended December 31, 2000 was $78,994 compared to $29,977 for the year ended December 31, 1999. The difference is primarily attributable to a distribution from joint venture of $57,208, net sales of $23,929 of marketable securities and long-term investments in the 2000 period versus net purchases of $9,525 in the 1999 period offset by $46,208 of cash received from the sale of New Valley's five U.S. shopping centers in the 1999 period. The difference is also attributable to a decrease in restricted assets of $4,434 for the year ended December 31, 2000 versus an increase in restricted assets of $1,412 in the 1999 period. The decrease in restricted assets during the year ended December 31, 2000 was primarily the result of a $2,516 reduction in a letter of credit which collateralizes a long-term lease of commercial office space.

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

     The capital expenditures for the years ended December 31, 2000, 1999 and 1998 related principally to the development of the Kremlin sites ($3,663, $13,990 and $18,013, respectively). BrookeMil also held $462 in cash and receivables from an affiliate, at December 31, 2000, both of which were restricted for future investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

     In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds from the loan will be used by BrookeMil for the acquisition and preliminary development of the Kremlin sites. Through December 31, 2000, Western Realty Repin has advanced $37,460 to BrookeMil, of which Apollo has funded $26,538. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds to repay New Valley for certain expenditures on the Kremlin sites previously incurred.

     In connection with the sale of Western Tobacco Investments, Gallaher also agreed for $1,500 to purchase from a subsidiary of BrookeMil additional land adjacent to the Liggett-Ducat manufacturing facility outside Moscow, Russia. Closing of the sale is scheduled for the second quarter of 2001 following satisfaction of various regulatory requirements.

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

     In August 1999, New Valley completed the sale of five of its shopping centers for an aggregate purchase price of $46,125 ($45,288 after closing adjustments and expenses) including the assumption of $35,023 of mortgage financing. New Valley received approximately $10,265 in cash from the transaction after closing adjustments and expenses and recorded a gain of $3,570 associated with the sale of the shopping centers. In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9.5 million. New Valley may seek to dispose of its remaining shopping center in the future.

     In connection with the August 1999 sale of the shopping centers, New Valley refinanced the notes payable on its remaining shopping center in Kanawha, West Virginia and transferred the Kanawha shopping center to a 99.0% owned limited liability company. The Kanawha, West Virginia shopping center is now subject to a $6,915 senior mortgage note due September 2024 which bears interest at 9.03% per annum for the first seven years and at floating rates thereafter (or 11.03% per annum if the loan is still in a securitization) and a $4,388 subordinated note due September 2006 which bears interest at 9.0% per annum. The financing on the shopping center is non-recourse to New Valley, except for misappropriations of insurance and other proceeds, failures to apply rent and other income to required maintenance and taxes, environmental liabilities and certain other matters.

     In June 1999, Thinking Machines sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price was $4,700 in cash at the closing of the sale and up to an additional $20,300, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of the Darwin(R) product above specified sales targets. Oracle has informed Thinking Machines that it did not achieve the specified sales target for the 2000 period. At the closing of the Oracle sale, $4,136 of loans, including interest, were repaid by Thinking Machines to New Valley and New Valley offered to purchase all of Thinking Machines' outstanding preferred stock for $1,950. Approximately 77% of Thinking Machines' preferred stockholders tendered their stock to New Valley in the third quarter of 1999. In connection with the repurchase, New Valley recorded an increase to equity of $1,542 in the third quarter of 1999, which represented the difference between the purchase price and carrying value of the stock. New Valley has lent Thinking Machines an additional $790, net of repayments, bearing interest at 15% per annum, since the closing.

     In December 1999, New Valley completed the sale of a 19.9% interest in Ladenburg to Berliner for approximately $10.2 million in cash and Berliner shares valued in accordance with the purchase agreement. New Valley recorded a $4.3 million gain in connection with the transaction for the year ended December 31, 1999.

     On February 8, 2001, New Valley entered into a stock purchase agreement under which New Valley will acquire approximately 50.1% of the outstanding shares of GBI Capital Management Corp., an American Stock Exchange listed company and the parent of GBI Capital Partners, Inc., a securities and trading firm. Under the terms of the agreement, New Valley and Berliner will sell all of their outstanding shares of Ladenburg to GBI for 18,181,818 shares of GBI common stock, $10,000 of cash and $10,000 principal amount of convertible notes (convertible at $2.60 per share). Upon closing, New Valley will acquire for $1.00 per share an additional 3,945,060 shares of GBI from Joseph Berland, the Chairman and Chief Executive Officer of GBI. The transaction, which is expected to close in the second quarter of 2001, is subject to customary closing conditions, including regulatory approval and approval by GBI shareholders. Holders of a majority of the outstanding shares of GBI have committed to vote in favor of the transaction.

     In September 1998, New Valley made a one-year $950 loan to BGLS, an affiliate of New Valley, bearing interest at 14% per annum, which has been repaid in full.

     Cash flows provided from financing activities were $2,881 for the year ended December 31, 2000 as compared to cash used for financing activities of $38,409 for the year ended December 31, 1999. The increase was primarily due to $35,023 of debt repayments associated with the sales of New Valley's five U.S. shopping centers in the 1999 period and an increase of $3,692 in 2000 in New Valley's margin loans versus a $12,105 net payment on New Valley's margin loans in 1999. The increase was offset by the issuance of $4,473 of the participating loan in 1999 versus an issuance of $663 of the participating loan in 2000.

     Cash flows used for financing activities increased to $38,409 for the year ended December 31, 1999 compared to $85,418 in the 1998 period. The difference consisted of the retirement of notes payable associated with the sale of the office buildings and was offset by the fundings of the Western Realty Repin loan in 1999 and an decrease in margin loan payable of $12,105.

     On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of March 23, 2001, New Valley had repurchased 412,000 shares for approximately $1,423.

     New Valley expects that its available capital resources will be sufficient to fund its currently anticipated cash requirements for 2001, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. New Valley adopted SFAS No. 133 on January 1, 2001, the effect of which did not have a material impact on its statement of financial position.

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

  Equity Price Risk

     Ladenburg maintained inventories of trading securities at December 31, 2000 with fair market values of $18,348 in long positions and $3,570 in short positions. Ladenburg performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the Ladenburg's financial instruments at December 31, 2000 will not have a material adverse effect on the consolidated financial position or results of operations of New Valley.

     New Valley held investment securities available for sale totaling $29,331 at December 31, 2000. Adverse market conditions could have a significant effect on the value of New Valley's investments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 27, 2001, beginning on page 27 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is contained in New Valley's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1) INDEX TO 2000 CONSOLIDATED FINANCIAL STATEMENTS:

     The Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 27, 2001, appear on pages 27 through 57 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

     (A)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule III -- Real Estate and Accumulated Depreciation           ...........59

     (A)(3) EXHIBITS

*(2)(a) Stock Purchase Agreement, dated as of January 31, 1997, among BrookeMil, Brooke (Overseas), BGLS and New Valley
             (incorporated by reference to Exhibit 10.1 in New Valley's
             Quarterly Report on Form 10-Q for the quarterly period ended
             June 30, 1998).
*(b)         Amended and Restated Limited Liability Company Agreement
             (Second Restatement), dated as of February 20, 1998, by and among Western Realty Development, New Valley, BrookeMil and
             Apollo Real Estate Investment Fund III, L.P. (incorporated by reference to Exhibit 10.1 in New Valley's Current Report on Form 8-K dated February 20, 1998).
*(c)         Limited Liability Company Agreement, dated as of June 18,
             1998, by and among Western Realty Repin, Apollo Real Estate
             Investment Fund III, L.P., and New Valley (incorporated by reference to Exhibit 10.3 in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).
*(3)(a)      Amended and Restated Certificate of Incorporation dated June
             4, 1999 of New Valley (incorporated by reference to Exhibit
             3(a) in New Valley's Form S-1, dated June 14, 1999,
             Registration No. 333-79837).
*(b) By-Laws of New Valley adopted July 29, 1996 (incorporated by reference to Exhibit (3)(ii) in New Valley's Quarterly
             Report on Form 10-Q for the quarterly period ended June 30,
             1996).
 (4)         Form of Warrant Agreement, dated as of June 4, 1999, between
             American Stock Transfer & Trust Company, as Warrant Agent, and New Valley including form of warrant (incorporated by reference to Exhibit 4(c) in New Valley's Form S-1, dated
             June 14, 1999, Registration No. 333-79837).
*(10)(a)(i)  Restricted Share Agreement, dated November 18, 1996, by and between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(a)(ii) in New Valley's Form 10-K for the fiscal year ended December 31, 1996).

*(ii)        Option Agreement, dated November 18, 1996, between New
             Valley and Howard M. Lorber (incorporated by reference to
             Exhibit 10(a)(iii) in New Valley's Form 10-K for the fiscal year ended December 31, 1996).
*(iii)       New Valley Corporation 2000 Long-Term Incentive Plan
             (incorporated by reference to Appendix A of New Valley's
             Proxy Statement dated April 18, 2000).
*(iv)        New Valley Corporation Non-Employee Directors Stock Option
             Program (incorporated by reference to Appendix B of New
             Valley's Proxy Statement dated April 18, 2000).
*(b)(i) Employment Agreement, dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Bennett S. LeBow (incorporated by reference to Exhibit
             10(b)(i) in New Valley's Form 10-K for the fiscal year ended
             December 31, 1995).
*(ii) Employment Agreement ("Lorber Employment Agreement"), dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(b)(ii) in New Valley's Form 10-K for the fiscal year ended December 31, 1995).
*(iii)       Amendment dated January 1, 1998 to Lorber Employment
             Agreement (incorporated by reference to Exhibit 10(b)(iii) in New Valley's Form 10-K for the fiscal year ended December
             31, 1997).
*(iv)        Employment Agreement, dated September 22, 1995, between New
             Valley and Richard J. Lampen (incorporated by reference to
             Exhibit 10(c) in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).
*(v)         Employment Agreement, dated August 1, 1999, between New
             Valley and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.2 in New Valley's Quarterly Report on Form
             10-Q for the quarterly period ended June 30, 1999).
*(c) Purchase and Sale Agreement dated as of June 23, 1999 between New Valley and P.O'B Montgomery & Company
             (incorporated by reference to Exhibit 2.1 in New Valley's
             Current Report on Form 8-K dated August 30, 1999).
*(d) Expense Sharing Agreement, dated as of January 18, 1995, by and between Vector and New Valley (incorporated by reference to Exhibit 10(a) in New Valley's Quarterly Report on Form
             10-Q for the quarterly period ended September 30, 1995).
*(e) Asset Purchase Agreement, dated as of May 18, 1999, by and between Oracle Corporation and Thinking Machines Corporation
             (incorporated by reference to Exhibit 10(h)(ii) in New
             Valley's Form S-1, dated June 14, 1999, Registration No.
             333-79837).
*(f)         Form of Margin Agreement, dated September 12, 1995, between
             ALKI and Bear Stearns & Co. (incorporated by reference to
             Exhibit 2 in the Schedule 13D filed by, among others, New
             Valley with the SEC on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).
*(g)(i) Participating Loan Agreement, dated as of June 18, 1998, by and between Western Realty Repin and BrookeMil (incorporated by reference to Exhibit 10.4 in New Valley's Quarterly
             Report on Form 10-Q for the quarterly period ended June 30,
             1998).
*(ii) Interest Purchase Agreement, dated as of December 29, 2000, between WRD Holding and Apollo (incorporated by reference to Exhibit 10.1 in New Valley's Current Report on Form 8-K dated December 29, 2000).
*(iii) Promissory Note of WRD Holding, dated December 29, 2000, in favor of Apollo (incorporated by reference to Exhibit 10.2 in New Valley's Current Report on Form 8-K dated December
             29, 2000).
*(iv)        Pledge Agreement, dated as of December 29, 2000, between
             Apollo and WRD Holding (incorporated by reference to Exhibit
             10.3 in New Valley's Current Report on Form 8-K dated
             December 29, 2000).

*(h)(i) Purchase and Sale Agreement, dated as of June 14, 2000, between Gallaher (Overseas) Holdings Ltd. and Brooke
             (Overseas) Ltd. (incorporated by reference to Exhibit 10.1 in Vector's Current Report on Form 8-K dated June 14, 2000).
*(ii)        Amendment to Purchase and Sale Agreement, dated as of August
             4, 2000, between Gallaher Overseas (Holdings) Ltd. and
             Brooke (Overseas) Ltd. (incorporated by reference to Exhibit
             10.3 in Vector's Current Report on Form 8-K dated August 4,
             2000).
 (21)        Subsidiaries of New Valley.
 (23)        Consent of PricewaterhouseCoopers LLP relating to New
             Valley's Registration Statement on Form S-8 (No. 333-46370) and Registration Statement on Form S-3 (No. 333-79837).
 (99)        Western Realty Development LLC's Consolidated Financial
             Statements for the years ended December 31, 2000 and 1999 and for the period February 20, 1998 (date of inception) to December 31, 1998.

- ---------------
* Incorporated by reference.

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

     (B) REPORTS ON FORM 8-K:

     None

                             NEW VALLEY CORPORATION

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000
                      ITEMS 8, 14(a)(1) AND (2), AND 14(d)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Financial Statements and Schedules of the Registrant and its subsidiaries, required to be included in Items 8, 14(a)(1) and (2), and 14(d) are listed below:

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
  Report of Independent Certified Public Accountants........   28
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................   29
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................   30
  Consolidated Statements of Changes in Stockholders' Equity
     (Deficiency) for the years ended December 31, 2000,
     1999 and 1998..........................................   32
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................   33
  Notes to Consolidated Financial Statements................   34
FINANCIAL STATEMENT SCHEDULES:
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................   59
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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the
Stockholders of New Valley Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 27 present fairly, in all material respects, the financial position of New Valley Corporation and its subsidiaries (the "Company") at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 27 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the Notes to the Consolidated Financial Statements, the investments and operations of New Valley, and those of similar companies in the Russian Federation, have been significantly affected, and could continue to be affected for the foreseeable future, by the country's unstable economy caused in part by the currency volatility in the Russian Federation.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
March 27, 2001

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 82,067    $ 11,512
  Investment securities available for sale..................    29,331      48,722
  Trading securities owned..................................    18,348      15,707
  Restricted assets.........................................     1,039       3,239
  Receivable from clearing brokers..........................    10,126      10,903
  Other current assets......................................     2,865       1,360
                                                              --------    --------
          Total current assets..............................   143,776      91,443
                                                              --------    --------
Investment in real estate, net..............................   132,354      53,353
Furniture and equipment, net................................     8,249       8,409
Restricted assets...........................................     3,060       5,195
Long-term investments, net..................................     4,654       8,730
Investment in joint venture.................................        --      48,680
Deferred tax assets.........................................       466          --
Other assets................................................     6,698       4,858
                                                              --------    --------
          Total assets......................................  $299,257    $220,668
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Margin loans payable......................................  $  4,675    $    983
  Current portion of notes payable and long-term
     obligations............................................    15,816         294
  Accounts payable and accrued liabilities..................    27,001      30,963
  Prepetition claims and restructuring accruals.............    10,229      12,279
  Income taxes..............................................     9,765      16,285
  Securities sold, not yet purchased........................     3,570       7,625
                                                              --------    --------
          Total current liabilities.........................    71,056      68,429
                                                              --------    --------
Notes payable...............................................    11,900      19,519
Other long-term liabilities.................................    66,616      41,341
Commitments and contingencies...............................        --          --
Stockholders' equity:
  Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares authorized; 22,890,663 and 23,192,862 shares
     outstanding............................................       229         232
  Additional paid-in capital................................   867,895     868,673
  Accumulated deficit.......................................  (720,710)   (779,639)
  Unearned compensation on stock options....................        --        (333)
  Accumulated other comprehensive income....................     2,271       2,446
                                                              --------    --------
          Total stockholders' equity........................   149,685      91,379
                                                              --------    --------
          Total liabilities and stockholders' equity........  $299,257    $220,668
                                                              ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          2000           1999           1998
                                                       -----------    -----------    ----------
Revenues:
  Principal transactions, net........................  $    28,276    $    19,722    $   11,430
  Commissions........................................       33,067         38,815        28,284
  Corporate finance fees.............................       15,937          8,340        14,733
  Gain on sale of investments, net...................        7,271          2,373        11,768
  Income (loss) from joint venture...................       52,421        (16,513)       (4,976)
  Real estate leasing................................        3,199          7,056        20,577
  Gain on sale of real estate........................           --          3,828         4,682
  Computer sales and service.........................           --            317           794
  Interest and dividends.............................        8,262          5,812         8,808
  Gain on sale of assets.............................          150          4,028            --
  Gain on sale of subsidiary stock...................           --          4,256            --
  Other income.......................................        4,338          5,571         5,987
                                                       -----------    -----------    ----------
          Total revenues.............................      152,921         83,605       102,087
                                                       -----------    -----------    ----------
Costs and expenses:
  Selling, general and administrative expenses.......      102,202         99,627       110,375
  Interest...........................................        5,888          8,954        13,939
  Provision for loss on long-term investments........        2,808             --         3,185
                                                       -----------    -----------    ----------
          Total costs and expenses...................      110,898        108,581       127,499
                                                       -----------    -----------    ----------
Income (loss) from continuing operations before
  income taxes and minority interests................       42,023        (24,976)      (25,412)
Income tax provision.................................           84             80             6
Minority interests in income (loss) from continuing
  operations of consolidated subsidiaries............          889            667        (2,089)
                                                       -----------    -----------    ----------
Income (loss) from continuing operations.............       41,050        (25,723)      (23,329)
Discontinued operations:
  Gain on disposal of discontinued operations........       17,879          4,100         7,740
                                                       -----------    -----------    ----------
     Income from discontinued operations.............       17,879          4,100         7,740
                                                       -----------    -----------    ----------
Net income (loss)....................................       58,929        (21,623)      (15,589)
Dividend requirements on preferred shares............           --        (37,759)      (80,964)
                                                       -----------    -----------    ----------
Net income (loss) applicable to Common Shares........  $    58,929    $   (59,382)   $  (96,553)
                                                       ===========    ===========    ==========
Income (loss) per common share (Basic):
  Continuing operations..............................  $      1.78    $     (3.65)   $   (10.89)
  Discontinued operations............................         0.78            .24           .81
                                                       -----------    -----------    ----------
          Net income (loss) per Common Share.........  $      2.56    $     (3.41)   $   (10.08)
                                                       ===========    ===========    ==========
Number of shares used in computation.................   23,040,332     17,433,105     9,577,624
                                                       ===========    ===========    ==========
Income (loss) per common share (Diluted):
  Continuing operations..............................  $      1.78    $     (3.65)   $   (10.89)
  Discontinued operations............................         0.77            .24           .81
                                                       -----------    -----------    ----------
          Net income (loss) per Common Share.........  $      2.55    $     (3.41)   $   (10.08)
                                                       ===========    ===========    ==========
Number of shares used in computation.................   23,072,975     17,433,105     9,577,624
                                                       ===========    ===========    ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       UNEARNED      ACCUMULATED
                                      CLASS B             ADDITIONAL                 COMPENSATION       OTHER
                                     PREFERRED   COMMON    PAID-IN     ACCUMULATED     ON STOCK     COMPREHENSIVE
                                      SHARES     SHARES    CAPITAL       DEFICIT       OPTIONS         INCOME         TOTAL
                                     ---------   ------   ----------   -----------   ------------   -------------   ---------
Balance, December 31, 1997.........    $279       $ 96     $604,215     $(742,427)      $(158)         $7,596       $(130,399)
Comprehensive loss:
  Net loss.........................                                       (15,589)                                    (15,589)
  Other comprehensive income:
    Net change in unrealized gain
      on investment securities.....                                                                    (4,911)         (4,911)
                                                                                                       ------       ---------
  Total comprehensive loss.........                                                                                   (20,500)
                                                                                                                    ---------
Undeclared dividends and accretion
  on redeemable preferred shares...                         (54,520)                                                  (54,520)
Adjustment to unearned compensation
  on stock options.................                             424                      (424)                             --
Compensation expense on stock
  option grants....................                                                       107                             107
                                       ----       ----     --------     ---------       -----          ------       ---------
Balance, December 31, 1998.........     279         96      550,119      (758,016)       (475)          2,685        (205,312)
Comprehensive loss:
  Net loss.........................                                       (21,623)                                    (21,623)
  Other comprehensive income:
    Net change in unrealized gain
      on investment securities.....                                                                      (239)           (239)
                                                                                                       ------       ---------
  Total comprehensive loss.........                                                                                   (21,862)
                                                                                                                    ---------
Undeclared dividends and accretion
  on redeemable preferred shares...                         (25,830)                                                  (25,830)
Effect of recapitalization and
  reverse split....................    (279)       137          142                                                        --
Expenses related to
  recapitalization.................                            (777)                                                     (777)
Conversion of redeemable preferred
  shares to common shares..........                         343,435                                                   343,435
Effect of purchase of subsidiary's
  preferred stock..................                           1,542                                                     1,542
Adjustment to unearned compensation
  on stock options.................                             (59)                       59                              --
Compensation expense on stock
  option grants....................                             348                        83                             431
Repurchase of common shares........                 (1)        (191)                                                     (192)
Other, net.........................                             (56)                                                      (56)
                                       ----       ----     --------     ---------       -----          ------       ---------
Balance, December 31, 1999.........      --        232      868,673      (779,639)       (333)          2,446          91,379
Comprehensive income:
  Net income.......................                                        58,929                                      58,929
  Other comprehensive income:
    Net change in unrealized gain
      on investment securities.....                                                                      (175)           (175)
                                                                                                                    ---------
  Total comprehensive income.......                                                                                    58,754
                                                                                                                    ---------
Compensation expense on stock
  option grants....................                             906                      (185)                            721
Adjustment to unearned compensation
  on stock options.................                            (518)                      518                              --
Repurchase of common shares........                 (3)      (1,166)                                                   (1,169)
                                       ----       ----     --------     ---------       -----          ------       ---------
Balance, December 31, 2000.........    $ --       $229     $867,895     $(720,710)      $  --          $2,271       $ 149,685
                                       ====       ====     ========     =========       =====          ======       =========

  The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------    --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $58,929    $(21,623)   $(15,589)
  Adjustments to reconcile net income (loss) to net cash
     (used for) provided from operating activities:
     Income from discontinued operations....................  (17,879)     (4,100)     (7,740)
     Depreciation and amortization..........................    2,144       2,918       6,495
     (Income) loss from joint venture.......................  (52,421)     16,513       4,976
     Provision for loss on long-term investments............    2,808          --       3,185
     Gain on sale of assets.................................     (150)     (4,028)         --
     Gain on sale of subsidiary stock.......................       --      (4,256)         --
     Gain on sale of real estate and sale or liquidation of
       investments..........................................   (7,271)     (5,940)     (9,452)
     Stock-based compensation expense.......................      541       2,015       3,151
     Other..................................................       --       1,745         578
     Changes in assets and liabilities, net of effects from
       acquisitions and dispositions:
       Decrease in receivables and other assets.............    1,516      12,680      19,376
       Decrease (increase) in accounts payable and accrued
          liabilities.......................................      463       3,676     (26,677)
                                                              -------    --------    --------
Net cash used for continuing operations.....................  (11,320)       (400)    (21,697)
Net cash provided from discontinued operations..............       --       4,100       7,740
                                                              -------    --------    --------
Net cash (used for) provided from operating activities......  (11,320)      3,700     (13,957)
                                                              -------    --------    --------
Cash flows from investing activities:
  Sale or maturity of investment securities.................   58,811      11,197      22,888
  Purchase of investment securities.........................  (32,324)    (19,532)    (19,429)
  Sale or liquidation of long-term investments..............        4       5,810      25,895
  Purchase of long-term investments.........................   (2,562)     (7,000)    (13,590)
  Sale of real estate, net of closing costs.................       --      46,208     111,292
  Purchase of and additions to real estate..................   (3,663)    (14,344)    (18,236)
  Purchase of furniture and equipment.......................     (763)       (426)       (583)
  Sale of other assets......................................      150       5,857          --
  Sale of subsidiary's stock................................       --       5,137          --
  Payment of prepetition claims and restructuring
     accruals...............................................     (376)        (84)     (1,061)
  Decrease (increase) in restricted assets..................    4,434      (1,412)     (1,586)
  Cash acquired from (contributed to) joint venture.........      648          --        (442)
  Contributions to joint venture............................   (2,573)         --          --
  Distribution from joint venture...........................   57,208          --          --
  Purchase of subsidiary's preferred stock..................       --      (1,509)         --
  Other, net................................................       --        (125)       (935)
                                                              -------    --------    --------
Net cash provided from investing activities.................   78,994      29,777     104,213
                                                              -------    --------    --------

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------    --------    --------
Cash flows from financing activities:
  Proceeds from participating loan..........................  $   663    $ 11,575    $ 14,300
  Increase (decrease) in margin loans payable...............    3,692     (12,105)         76
  Repayment (issuance) of note receivable to related
     party..................................................       --         950        (950)
  Payment of long-term notes and other liabilities..........     (284)    (57,636)    (99,303)
  Increase in long-term borrowings..........................       --      19,898          --
  Expenses associated with recapitalization.................       --        (777)         --
  Repurchase of Common Shares...............................   (1,190)       (194)         --
  Other, net................................................       --        (120)        459
                                                              -------    --------    --------
Net cash provided from (used for) financing activities......    2,881     (38,409)    (85,418)
                                                              -------    --------    --------
Net increase (decrease) in cash and cash equivalents........   70,555      (4,932)      4,838
Cash and cash equivalents, beginning of year................   11,512      16,444      11,606
                                                              -------    --------    --------
Cash and cash equivalents, end of year......................  $82,067    $ 11,512    $ 16,444
                                                              =======    ========    ========
Supplemental cash flow information:
  Cash paid during the year for:
     Interest...............................................  $ 1,813    $  4,256    $ 11,958
     Income taxes...........................................    1,136       1,893         169
Detail of contribution to joint venture:
  Fair value of assets contributed..........................  $    --    $     --    $ 97,107
  Liabilities contributed...................................       --          --     (37,380)
  Capital contribution......................................       --          --     (60,169)
                                                              -------    --------    --------
  Net cash contributed to joint venture.....................  $    --    $     --    $   (442)
                                                              =======    ========    ========
Detail of acquisition of interest in consolidated joint
  venture:
  Historical value of assets acquired.......................  $79,644    $     --    $     --
  Liabilities acquired......................................   13,314          --          --
  Capital acquired..........................................   66,978          --          --
                                                              -------    --------    --------
  Net cash held by joint venture............................  $   648    $     --    $     --
                                                              =======    ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

  Principles of Consolidation

     The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). Prior to December 29, 2000, the Company's investment in Western Realty Development LLC was accounted for under the equity method. Effective December 29, 2000, Western Realty Development LLC became a consolidated subsidiary of New Valley. All significant intercompany transactions are eliminated in consolidation.

     Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform to the 2000 presentation.

  Nature of Operations

     The Company and its subsidiaries are engaged in the investment banking and brokerage business and in the ownership and management of commercial real estate. As discussed in Note 22, the investment banking and brokerage segment accounted for 59%, 92% and 65% of the Company's revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's investment banking and brokerage segment provides its services principally for middle market and emerging growth companies through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals.

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

     The recapitalization had a significant effect on the Company's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, the Company's stockholders' equity increased by $343,435 from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of the Company, as well as the redemption obligation for the Series A Preferred Shares in January 2003. Also, as a result of the recapitalization, the number of outstanding Common Shares more than doubled, and additional Common Shares were reserved for issuance upon exercise of the Warrants. In addition, Vector Group Ltd. ("Vector"), the Company's principal stockholder, increased its ownership of the Common Shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. At December 31, 2000, Vector owned 56.1% of the Company's Common Shares.

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

     At December 31, 2000, the Company's remaining accruals totaled $10,229 for unsettled prepetition claims and restructuring accruals (see Note 18). The Company's accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the bankruptcy court.

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

     Fair Value of Financial Instruments. Investments in securities and securities sold, not yet purchased traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the reporting period. Futures contracts are valued at their last reported sales price. Investments in securities, principally warrants, which have exercise or holding period restrictions, are valued at fair value as determined by the Company's management based on the intrinsic value of the warrants discounted for such restrictions. For cash and cash equivalents, restricted assets, receivable from clearing brokers and short-term loans, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of long-term debt, including current portion, is estimated based on current rates offered to the Company for debt of the same maturities.

     Investment Securities. The Company classifies investments in debt and marketable equity securities as either trading, available for sale or held to maturity. Trading securities are carried at fair value, with unrealized gains and losses included in income. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Debt securities classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other income, except for those relating to the Company's broker-dealer subsidiary which are included in principal transactions revenues. The cost of securities sold is determined based on average cost.

     Restricted Assets. Restricted assets at December 31, 2000 consisted primarily of $2,598 pledged as collateral for a $2,500 letter of credit which is used as collateral for a long-term lease of commercial office space. Restricted assets at December 31, 1999 consisted primarily of $5,147 pledged as collateral for a $5,000 letter of credit. The decrease in restricted assets during the year ended December 31, 2000 was primarily the result of a $2,516 reduction in the letter of credit.

     Property and Equipment. Shopping centers are depreciated over periods approximating 25 years, the estimated useful life, using the straight-line method. Office buildings were depreciated over periods approximating 40 years, the estimated useful life, using the straight-line method. Furniture and equipment (including equipment subject to capital leases) is depreciated over the estimated useful lives, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, if shorter. The cost and the related accumulated depreciation are eliminated upon retirement or other disposition and any resulting gain or loss is reflected in operations. Repairs and maintenance costs are charged to expense as incurred.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     Real Estate Leasing Revenues. The real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned. The future minimum rents scheduled to be received on non-cancelable operating leases at December 31, 2000 are $7,797 in 2001, $6,932 in 2002, $4,402 in 2003, $2,768 in 2004, $1,018 in
2005 and $995 thereafter.

     Basic Income (Loss) Per Common Share. Basic net income (loss) per common share is based on the weighted average number of Common Shares outstanding. For 1999 and 1998, net income (loss) per common share represents net income (loss) after dividend requirements on redeemable and non-redeemable preferred shares (undeclared) and any adjustment for the difference between excess of carrying value of redeemable preferred shares over the cost of the shares purchased.

     Diluted Income (Loss) Per Common Share. Diluted net income (loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the exercise of stock options and warrants if such exercise was dilutive. Options and warrants to purchase Common Shares were not included in the computation of diluted loss per share in 1999 and 1998 as the effect would have been anti-dilutive.

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

  New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 on January 1, 2001, the effect of which did not have a material impact on its balance sheet.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     In January 1996, the Company acquired four office buildings and eight shopping centers for an aggregate purchase price of $183,900, consisting of $23,900 in cash and $160,000 in non-recourse mortgage financing provided by the sellers. In addition, the Company capitalized approximately $800 in costs related to the acquisitions. In September 1998, the Company completed the sale to institutional investors of the office buildings for an aggregate purchase price of $112,400 and recognized a gain of $4,682 on the sale. The Company received approximately $13,400 in cash from the transaction before closing adjustments and expenses. The office buildings were subject to approximately $99,300 of mortgage financing which was retired at closing.

     The shopping centers were acquired for an aggregate purchase price of $72,500, consisting of $12,500 in cash and $60,000 in eight promissory notes. In November 1997, the Company sold one of the shopping centers for $5,400 and realized a gain of $1,200. In August 1999, the Company sold to entities affiliated with P.O'B. Montgomery & Company five shopping centers for an aggregate purchase price of $46,125 before closing adjustments and expenses. The shopping centers were subject to approximately $35,023 of mortgage financing, which was assumed by the purchasers at closing. In connection with the transaction, the Company recorded a gain of $3,849 associated with the transaction. In February 2001, the Company sold its Royal Palm Beach, Florida shopping center for approximately $9,500 before closing adjustments and expenses.

     In June 1999, Thinking Machines, the Company's 73% owned subsidiary, sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price was $4,700 in cash at the closing of the sale and up to an additional $20,300, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of Darwin product above specified sales targets. The Company recorded a gain of $3,801 in connection with the sale in 1999. The operations and related gain associated with Thinking Machines have not been classified as discontinued operations based on the fact that substantial revenues were not realized from the Darwin(R) product. Oracle has informed Thinking Machines that it did not achieve the specified sales target for the 2000 period. In June 2000, Thinking Machines recognized a $150 gain related to Oracle's payment of the first installment of $150 from the $400 of the purchase price escrowed in connection with the sale.

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

     On January 31, 1997, the Company entered into a purchase agreement with Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-owned subsidiary of Vector, an affiliate of the Company, under which the Company acquired 10,483 shares of BrookeMil Ltd. ("BrookeMil") common stock. These BrookeMil shares comprise 99.1% of the outstanding shares of BrookeMil, which is engaged in the real estate development business in Moscow, Russia. In August 2000, the remaining 100 shares of BrookeMil were redeemed in connection with the sale of Western Tobacco Investments (see Note 4). The Company paid Brooke

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Overseas) a purchase price of $55,000 for the BrookeMil shares, consisting of $21,500 in cash and a $33,500 9% note. The note, which was collateralized by the BrookeMil shares, was paid during 1997.

     BrookeMil is developing a three-phase complex on 2.2 acres of land in downtown Moscow, for which it has a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was constructed and leased. On April 18, 1997, BrookeMil sold Ducat Place I to one of its tenants for approximately $7,500. This price had been reduced to reflect prepayments of rent. In 1997, BrookeMil completed construction of Ducat Place II, a 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies. The third phase, Ducat Place III, has been planned as an office tower. The site of Ducat Place III was used by a subsidiary of Brooke (Overseas) as the site for a factory.

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

     In August 1997, BrookeMil refinanced all amounts due under the construction loan with borrowings under a new credit facility with another Russian bank. The new credit facility bears interest at 16% per year, matures no later than August 2002, with principal payments commencing after the first year, and is collateralized by a mortgage on Ducat Place II and guaranteed by the Company. At December 31, 2000, borrowings under the new credit facility totaled $8,187.

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

     On February 8, 2001, New Valley entered into a stock purchase agreement under which New Valley will acquire a controlling interest in GBI Capital Management Corp. and its operating subsidiary, GBI Capital Partners, Inc., a securities and trading firm. Upon completion of the transaction, New Valley will own approximately 50.1% of the outstanding shares of GBI, an American Stock Exchange-listed company, which will be renamed Ladenburg Thalmann Financial Services, Inc. Under the terms of the agreement, New Valley and Berliner will sell all of their outstanding shares of Ladenburg to GBI for 18,181,818 shares of GBI common stock, $10,000 of cash and $10,000 principal amount of convertible notes (convertible at $2.60 per share). Upon closing, New Valley will acquire for $1.00 per share an additional 3,945,060 shares of GBI from Joseph Berland, the Chairman and Chief Executive Officer of GBI. The transaction, which is expected to close in the second quarter of 2001, is subject to customary closing conditions, including regulatory approval and approval by GBI shareholders. Holders of a majority of the outstanding shares of GBI have committed to vote in favor of the transaction.

     The following table presents unaudited pro forma results from continuing operations as if the WRD Holding Corporation's acquisition of 29/30ths of the Class A Interests of Western Realty Development, the Thinking Machines sale, the sale of the five U.S. shopping centers and the sale of the office buildings had occurred on January 1, 1999. These pro forma results have been prepared for comparative purposes only and

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

do not purport to be indicative of what would have occurred had these transactions been consummated as of each respective date.

                                                               PRO FORMA      PRO FORMA
                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Revenues....................................................    $198,159       $106,949
                                                                ========       ========
Income (loss) from continuing operations....................    $ 40,770       $(29,238)
                                                                ========       ========
Income (loss) from continuing operations applicable to
  common shares.............................................    $ 40,770       $(29,238)
                                                                ========       ========
Income (loss) from continuing operations per common share
  (basic and diluted).......................................    $   1.77       $  (1.26)
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

     Western Realty Development has three classes of equity: Class A interests, representing 30% of the ownership of Western Realty Development, and Class B and Class C interests, which collectively represent 70% of the ownership of Western Realty Development. Prior to December 29, 2000, Apollo owned the Class A interests, New Valley owned the Class B interests and BrookeMil owned the Class C interests. On December 29, 2000, WRD Holding Corporation, a wholly-owned subsidiary of New Valley, purchased for $4 million 29/30ths of the Class A Interests of Western Realty Development previously held by Apollo. WRD Holding paid the purchase price of $4,000 with a promissory note due November 30, 2005. The note, which is secured by a pledge of the purchased Class A interests, bears interest at a rate of 7% per annum, compounded annually; interest is payable to the extent of available cash flow from distributions from Western Realty Development. In addition, upon the maturity date of the note or, if earlier, upon the closing of various liquidity events, including sales of interests in or assets of, or a business combination or financing involving, Western Realty Development, additional interest will be payable under the note. The additional interest would be in an amount equal to 30% of the excess, if any, of the proceeds from a liquidity event occurring prior to the maturity of the note or the appraised fair market value of Western Realty Development, at maturity, over $13,750. The note is classified in other long-term liabilities in the consolidated balance sheet at December 31, 2000. Apollo and New Valley also agreed to loan Western Realty Development on an equal basis any additional funds required to pay off its existing indebtedness at an interest rate of 15% per annum.

     As a result of the purchase of the Class A interests, New Valley and its subsidiaries will be entitled to 99% of subsequent distributions from Western Realty Development and Apollo will be entitled to 1% of subsequent distributions. Accordingly, New Valley will no longer account for its interests in Western Realty Development using the equity method of accounting. Effective December 29, 2000, Western Realty Development became a consolidated subsidiary of New Valley.

     Prior to December 29, 2000, the ownership and voting interests in Western Realty Development were held equally by Apollo and the Company. Apollo was entitled to a preference on distributions of cash from

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Western Realty Development to the extent of its investment commitment of $43,750, of which $42,574 had been funded, $41,266 was returned in connection with the sale of Western Tobacco Investments (discussed below) and $1,308 was outstanding as of December 31, 2000, together with a 15% annual rate of return. The Company was then entitled to a return of its investment commitment of $23,750, of which $22,574 was funded, $21,266 was returned in connection with the sale of Western Tobacco Investments and $1,308 was outstanding as of December 31, 2000, together with a 15% annual rate of return. Subsequent distributions were made 70% to the Company and 30% to Apollo. Prior to December 29, 2000, the Company accounted for its interest in Western Realty Development using the equity method of accounting and recognized losses incurred by Western Realty Development to the extent that cumulative earnings of Western Realty Development were not sufficient to satisfy Apollo's preferred return.

     The Company recorded its initial basis in the investment in the joint venture in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and the Company's proportionate interest in the underlying value of net assets of the joint venture.

     Western Realty Development made a $30,000 participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments LLC ("Western Tobacco Investments"), which held the interests of Brooke (Overseas) in Liggett-Ducat Ltd. and the new factory constructed by Liggett-Ducat Ltd. on the outskirts of Moscow. As a result of the sale of Western Tobacco Investments, Western Realty Development was entitled to receive the return of all amounts advanced on the loan, together with a 15% annual rate of return, and 30% of subsequent distributions. Western Realty Development recognized income of $3,460, $5,858 and $1,991, which represented the 15% return on the loan plus 30% of any net income applicable to common interests of Western Tobacco Investments, for the years ended December 31, 2000 and 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998. The loan, together with the 15% annual rate of return thereon, was repaid and terminated in connection with the sale of Western Tobacco Investments in August 2000.

     On August 4, 2000, Vector completed the sale of Western Tobacco Investments to Gallaher Group Plc for $334,100 in cash and $64,400 of assumed debt and capital commitments. The cash proceeds from the transaction after estimated closing expenses were divided among Vector and Western Realty Development in accordance with the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, the Company received $57,208 in cash proceeds from the sale and Apollo received $68,338. The Company recorded a gain of $52,512 in connection with the transaction during the year ended December 31, 2000.

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Summarized financial information as of December 31, 1999 and for the period from January 1, 2000 to December 29, 2000, the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 for Western Realty Development follows:

                                                       DECEMBER 31, 1999
                                                       -----------------
Current assets.......................................       $ 3,557
Participating loan receivable........................        37,849
Real estate, net.....................................        77,988
Furniture and fixtures, net..........................           249
Other noncurrent assets..............................           320
Goodwill, net........................................           722
Note payable -- current..............................         6,445
Other current liabilities............................         7,067
Note payable -- long term............................         8,211
Other long-term liabilities..........................           752
Members' equity......................................        98,210

                                                                                 FEBRUARY 20, 1998
                                      JANUARY 1, 2000 TO      YEAR ENDED       (DATE OF INCEPTION) TO
                                      DECEMBER 29, 2000    DECEMBER 31, 1999     DECEMBER 31, 1998
                                      ------------------   -----------------   ----------------------
Revenues............................       $ 9,782              $11,537               $10,176
Costs and expenses..................         8,678               15,708                13,099
Real estate impairment charge.......            --               11,561                    --
Accretion of return on participating
  loan..............................         3,460                5,858                 1,991
Gain on sale of Western Tobacco
  Investments.......................        84,417                   --                    --
Income tax expense..................           207                   --                   760
                                           -------              -------               -------
Net income (loss)...................       $88,774              $(9,874)              $(1,692)
                                           =======              =======               =======

  Western Realty Repin LLC

     In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BrookeMil. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 100% of both sites at December 31, 2000.

     Western Realty Repin has three classes of equity: Class A Interests, of which $18,750 were outstanding at December 31, 2000 and are owned by Apollo; Class B Interests, of which $6,250 were outstanding at December 31, 2000 and are owned by New Valley; and Class C Interests, of which Apollo had subscribed for $9,521 ($7,788 funded) and New Valley had subscribed for $5,712 ($4,672 funded) at December 31, 2000. Apollo and New Valley are entitled to receive on a pro-rata basis an amount equal to each party's investment in Class C interests, together with a 20% annual return. After the distributions to the Class C interests have been made, Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $18,750 in Class A interests, together with a 20% annual rate of return. The Company will then be entitled to a return of its investment of $6,250 in Class B interests, together with a 20% annual rate of return. Subsequent distributions will be made 50% to the Company and 50% to Apollo.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Through December 31, 2000, Western Realty Repin had advanced $37,460 to BrookeMil, of which $26,538 was funded by Apollo and was classified in other long-term obligations on the consolidated balance sheet at December 31, 2000. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay the Company for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of the Company's shares of BrookeMil.

     As of December 31, 2000, BrookeMil had invested $35,665 in the Kremlin sites and held $462 in cash and receivables from an affiliate, which were restricted for future investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

     The Company has accounted for the formation of Western Realty Repin as a financing by Apollo through a participating interest to be received from the Kremlin sites. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty is treated as interest cost in the consolidated statement of operations to the extent of the Company's net investment in the Kremlin sites. BrookeMil's historical cost in the Kremlin sites is $36,127 at December 31, 2000, which is the amount of the participating loan recorded in the Company's Consolidated Balance Sheet at December 31, 2000. Apollo is also entitled to additional preferences of approximately $3,600 related to the Kremlin sites at December 31, 2000.

     In connection with the sale of Western Tobacco Investments, Gallaher also agreed to purchase from a subsidiary of BrookeMil additional land adjacent to the Liggett-Ducat manufacturing facility outside Moscow, Russia for $1,500. Closing of the sale, scheduled for the second quarter of 2001, is subject to satisfaction of various regulatory requirements.

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

5. INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of stockholders' equity. The Company had net unrealized gains on investment securities available for sale of $2,271 and $2,446 at December 31, 2000 and 1999, respectively.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The components of investment securities available for sale are as follows:

                                                              GROSS        GROSS
                                                            UNREALIZED   UNREALIZED    FAIR
                                                   COST        GAIN         LOSS       VALUE
                                                  -------   ----------   ----------   -------
2000
Marketable equity securities....................  $24,010    $   411      $ 4,096     $20,325
Marketable debt securities......................    3,050         --           --       3,050
Marketable warrants.............................       --      5,956           --       5,956
                                                  -------    -------      -------     -------
Investment securities...........................  $27,060    $ 6,367      $ 4,096     $29,331
                                                  =======    =======      =======     =======
1999
Marketable equity securities....................  $45,213    $11,024      $12,737     $43,500
Notes receivable................................    1,063         --           --       1,063
Marketable warrants.............................       --      4,159           --       4,159
                                                  -------    -------      -------     -------
Investment securities...........................  $46,276    $15,183      $12,737     $48,722
                                                  =======    =======      =======     =======

6. TRADING SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The components of trading securities owned and securities sold, not yet purchased are as follows:

                                                 DECEMBER 31, 2000            DECEMBER 31, 1999
                                             --------------------------   --------------------------
                                              TRADING      SECURITIES      TRADING      SECURITIES
                                             SECURITIES   SOLD, NOT YET   SECURITIES   SOLD, NOT YET
                                               OWNED        PURCHASED       OWNED        PURCHASED
                                             ----------   -------------   ----------   -------------
Common stock...............................   $14,671        $3,170        $13,306        $6,522
Equity and index options...................       768           149          1,973         1,087
Other......................................     2,909           251            428            16
                                              -------        ------        -------        ------
                                              $18,348        $3,570        $15,707        $7,625
                                              =======        ======        =======        ======

7. INVESTMENT IN REAL ESTATE AND NOTES PAYABLE

     The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at December 31, 2000 are as follows:

                                                      RUSSIAN
                                                        REAL      SHOPPING
                                                       ESTATE     CENTERS      TOTAL
                                                      --------    --------    --------
Land................................................  $ 52,585    $ 4,543     $ 57,128
Buildings...........................................    65,135     19,052       84,187
                                                      --------    -------     --------
          Total.....................................   117,720     23,595      141,315
Less accumulated depreciation.......................    (5,696)    (3,265)      (8,961)
                                                      --------    -------     --------
          Net investment in real estate.............  $112,024    $20,330     $132,354
                                                      ========    =======     ========
Notes payable.......................................  $  8,187    $19,529     $ 27,716
Current portion of notes payable....................     7,513      8,303       15,816
                                                      --------    -------     --------
Notes payable -- long-term portion..................  $    674    $11,226     $ 11,900
                                                      ========    =======     ========

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at December 31, 1999 are as follows:

                                                        RUSSIAN
                                                         REAL      SHOPPING
                                                        ESTATE     CENTERS      TOTAL
                                                        -------    --------    -------
Land..................................................  $32,003    $ 4,542     $36,545
Buildings.............................................       --     19,053      19,053
                                                        -------    -------     -------
          Total.......................................   32,003     23,595      55,598
Less accumulated depreciation.........................       --     (2,245)     (2,245)
                                                        -------    -------     -------
          Net investment in real estate...............  $32,003    $21,350     $53,353
                                                        =======    =======     =======
Notes payable.........................................  $    --    $19,813     $19,813
Current portion of notes payable......................       --        277         294
                                                        -------    -------     -------
Notes payable -- long-term portion....................  $    --    $19,536     $19,519
                                                        =======    =======     =======

     In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9,500 before closing adjustments and expenses. The Royal Palm Beach, Florida shopping center's historical cost, net of depreciation, was approximately $8,364, and it was subject to notes payable of approximately $8,226 at December 31, 2000.

     In connection with the sale of five shopping centers in August 1999, the Company refinanced the notes payable on its remaining shopping center in Kanawha, West Virginia and transferred the Kanawha shopping center to a 99.0% owned limited liability company. The Kanawha, West Virginia shopping center is now subject to a $6,915 senior mortgage note due September 2024 which bears interest at 9.03% per annum for the first seven years and at floating rates thereafter (or 11.03% per annum if the loan is still in a securitization) and a $4,388 subordinated note due September 2006 which bears interest at 9.0% per annum. The financing on the shopping center is non-recourse to the Company, except for misappropriations of insurance and other proceeds, failures to apply rent and other income to required maintenance and taxes, environmental liabilities and certain other matters.

     Remaining required principal payments on the notes related to the Kanawha shopping center and Ducat Place II at December 31, 2000 are $7,590 in 2001, $758 in 2002, $92 in 2003, $99 in 2004 and $10,951 thereafter.

8. LONG-TERM INVESTMENTS

     Long-term investments consisted of investments in the following:

                                                DECEMBER 31, 2000      DECEMBER 31, 1999
                                               -------------------    -------------------
                                               CARRYING     FAIR      CARRYING     FAIR
                                                VALUE       VALUE      VALUE       VALUE
                                               --------    -------    --------    -------
Limited partnerships.........................   $4,654     $10,493     $8,730     $13,788

     The principal business of the limited partnerships is investing in investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying investment portfolio. The Company is not required to make additional investments in limited partnerships as of December 31, 2000. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Also included in long-term investments are various Internet-related businesses which were carried at $321 and $5,598 at December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, an investee engaged in the online music industry ceased operations and the Company wrote down to zero the remaining $1,054 carrying value of its investment. During the year ended December 31, 2000, the Company also determined that a permanent impairment in the value of its investments in three Internet-related businesses with a historical cost of $2,004 had occurred and wrote down these investments to $250.

     The Company recognized gains of $659 and $4,652 on liquidations of investments of limited partnerships for the years ended December 31, 1999 and 1998, respectively.

     The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market.

9. PENSIONS AND RETIREE BENEFITS

     Ladenburg has a profit sharing plan for substantially all its employees. The plan includes two features: profit sharing and a deferred compensation vehicle. Contributions to the profit sharing portion of the plan are made by Ladenburg on a discretionary basis. The deferred compensation feature of the plan enables non-salaried employees to invest up to 15% of their pre-tax annual compensation. Ladenburg elected to make matching contributions for the year ended December 31, 2000 in the amount of $259. No matching contributions were made in 1999 and 1998.

     The Company maintains 401(k) plans for substantially all employees. These 401(k) plans allow eligible employees to invest a percentage of their pre-tax compensation. The Company did not make discretionary contributions to these 401(k) plans in 2000, 1999 and 1998.

10. COMMITMENT AND CONTINGENCIES

  Leases

     The Company and Ladenburg are currently obligated under two noncancelable lease agreements for office space, expiring in May 2003 and December 2015, respectively. The following is a schedule by fiscal year of future minimum rental payments required under the agreements that have noncancelable terms of one year or more at December 31, 2000:

2001.......................................................  $ 3,959
2002.......................................................    4,141
2003.......................................................    2,781
2004.......................................................    3,640
2005.......................................................    3,840
2006 and thereafter........................................   39,152
                                                             -------
          Total............................................  $57,513
                                                             =======

     Rental expense for operating leases was $6,380 in 2000, $6,293 in 1999 and $6,397 in 1998.

     Effective September 1, 1999, Ladenburg is subleasing office space for approximately $797 per year with annual increases. The sublease expires on August 31, 2009.

  Lawsuits

     In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke Group Holding Inc. ("Brooke Group Holding"), an indirect wholly-owned subsidiary of

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Vector, in the Delaware Chancery Court by a stockholder of the Company. The suit alleges that the Company's purchase of the BrookeMil shares from Brooke (Overseas) in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke Group Holding aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal by the independent appraisal firm and the fairness opinion by the independent investment bank were flawed. Brooke Group Holding and the Company believe that the allegations in both cases are without merit. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action filed by Brooke Group Holding and the Company. Discovery in the case has commenced. Although there can be no assurances, management is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     In July 1999, a purported class action was commenced on behalf of the Company's former Class B preferred shareholders against the Company, Brooke Group Holding and certain directors and officers of the Company in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of the Company's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of unspecified compensatory damages as well as all costs and fees. Vector and the Company believe that the allegations are without merit. The Court, on the defendants' motion, recently dismissed six of plaintiff's nine claims alleging inadequate disclosure in the proxy statement. The surviving claims are plaintiff's allegations that (i) the fact that the fairness opinion did not cover the relative fairness to each class of shares should have been expressly disclosed; (ii) failure to disclose the identity of shareholders who suggested the recapitalization and their respective holdings, broken down by share class, was a material omission; and (iii) the disclosure in the proxy statement was inadequate because it did not reveal the value of the Company's lines of business or its assets. The Court speculated that facts might exist under which one or more of the foregoing alleged non-disclosures might be material and, therefore, the motion to dismiss as to these three allegations was denied. An answer has been filed as to the surviving claims. Discovery in the case has commenced. Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     As of December 31, 2000, New Valley had $10,229 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages and for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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

11. FEDERAL INCOME TAX

     At December 31, 2000, the Company had $81,677 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax asset as it is presently deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change. The provision for income taxes, which represented the effect of the alternative minimum tax and state income taxes for the three years ended December 31, 2000, 1999 and 1998, does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the change in the valuation allowance relating to deferred tax assets. The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pretax income from continuing operations as a result of the following differences:

                                                       2000        1999        1998
                                                     --------    --------    --------
Income (loss) from continuing operations...........  $ 41,134    $(25,643)   $(23,323)
                                                     --------    --------    --------
Provision (benefit) under statutory U.S. tax
  rates............................................    14,397      (8,975)     (8,163)
Increase in taxes resulting from:
  Nontaxable items.................................     3,520       2,608       4,281
  State taxes, net of Federal benefit..............     2,138          39           4
  Foreign taxes....................................        --          17          --
(Decrease) increase in valuation reserve, net of
  tax audit adjustments............................   (19,971)      6,391       3,884
                                                     --------    --------    --------
     Income tax provision..........................  $     84    $     80    $      6
                                                     ========    ========    ========

     Income taxes associated with discontinued operations and extraordinary items have been shown net of the utilization of the net operating loss carryforward and the change in other deferred tax assets.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Deferred tax amounts are comprised of the following at December 31:

                                                                2000        1999
                                                              --------    ---------
Deferred tax assets:
  Net operating loss carryforward:
     Restricted net operating loss..........................  $  6,225    $   9,337
     Unrestricted net operating loss........................    35,657       56,574
  Other.....................................................    43,136       38,114
                                                              --------    ---------
  Total deferred tax assets.................................    85,018      104,025
                                                              --------    ---------
Deferred tax liabilities:
  Other.....................................................    (2,875)      (2,377)
                                                              --------    ---------
Total deferred tax liabilities..............................    (2,875)      (2,377)
                                                              --------    ---------
Net deferred tax assets.....................................    82,143      101,648
Valuation allowance.........................................   (81,677)    (101,648)
                                                              --------    ---------
Net deferred taxes..........................................  $    466    $      --
                                                              ========    =========

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

     As of December 31, 2000, the Company had consolidated net operating loss carryforwards of approximately $104,185 for tax purposes, which expire at various dates from 2002 through 2008. Approximately $15,485 of net operating loss carryforwards constituted pre-change losses and $88,700 of net operating losses were unrestricted.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities, excluding notes payable, are as follows:

                                                DECEMBER 31, 2000       DECEMBER 31, 1999
                                               --------------------    --------------------
                                               LONG-TERM    CURRENT    LONG-TERM    CURRENT
                                                PORTION     PORTION     PORTION     PORTION
                                               ---------    -------    ---------    -------
Retiree and disability obligations...........   $ 3,533      $500       $ 4,568      $500
Minority interests...........................     6,322        --         4,612        --
Participating loan payable...................    36,127        --        32,091        --
Note payable for Western Realty Development
  Class A interests..........................    19,968        --            --        --
Other long-term liabilities..................       666        --            70        --
                                                -------      ----       -------      ----
Total other long-term liabilities............   $66,616      $500       $41,341      $500
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

     On November 18, 1996, the Company granted to an executive officer and director of the Company 36,000 Class A Senior Preferred Shares (the "Award Shares"). The Award Shares were changed into 720,000 common shares and 36,000 warrants in connection with the plan of recapitalization. The Award Shares were identical with all other Class A Senior Preferred Shares issued and outstanding as of July 1, 1996, including declared dividends of $1,080. The Award Shares vest one-sixth on July 1, 1997 and one-sixth on each of the five succeeding one-year anniversaries thereof through July 1, 2002. The Company recorded $1,404 in 1999 and $3,043 in 1998 in compensation expense related to the Award Shares.

     The Company reflected dividend arrearages on such shares of $25,829 and $54,520 in the consolidated statement of operations for the years ended December 31, 1999 and 1998, respectively.

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company reflected dividend arrearages on such shares of $11,930 and $26,444 in the consolidated statements of operations for the years ended December 31, 1999 and 1998, respectively.

15. WARRANTS

     As of December 31, 2000 and 1999, there were 17,867,567 warrants outstanding. Each warrant entitles the holder to purchase one Common Share at an exercise price of $12.50 per share. The warrants became exercisable on June 14, 1999 and terminate five years thereafter. The Company may redeem the warrants for $0.01 per warrant on 30 days' notice to the holders if, any time after June 4, 2002, the average reported closing price or bid price of a Common Share exceeds $12.50 for any 20 consecutive trading days ending within five days before the date of such notice. The warrants may instead be exercised following such notice and before redemption.

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

16. STOCK OPTION PLANS

  The Company

     On January 19, 2000, the Company adopted its 2000 Long-Term Incentive Plan, which was approved by the stockholders of the Company on May 24, 2000. The stock plan authorizes the granting of up to 2,500,000 Common Shares, subject to adjustment, of the Company through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and restricted Common Shares. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the stock plan.

     On March 22, 2000, the Company granted incentive and non-qualified stock options to purchase a total of 1,196,299 Common Shares. The recipients of the options were approximately 100 employees of Ladenburg. On October 27, 2000, the Company granted an additional 28,266 of stock options to two employees of Ladenburg. In the case of both grants, the exercise price of the options was $3.875 per share, the fair market value on the date of grant. The options have terms of between seven and ten years and vest over periods of three to five years after the date of grant.

     On January 19, 2000, the Company also adopted the Non-Employee Directors Stock Option Program, which was approved by the stockholders of the Company on May 24, 2000. A total of 200,000 Common Shares are issuable under the program, subject to adjustment. Under the program, each non-employee director will receive an option to acquire 10,000 Common Shares upon the later of the adoption of the program or the date such individual becomes a non-employee director. In addition, commencing with the 2001 annual meeting of stockholders and with respect to each subsequent annual meeting, an option to acquire an additional 5,000 Common Shares will be granted automatically to each non-employee director upon reelection as a director. The exercise price for each option awarded under the program will be equal to the fair market value of a Common Share on the date of grant. Each option will become exercisable on the first anniversary of the date of grant. On the date of adoption of the program, options to purchase a total of 40,000 Common Shares for an exercise price of $4.6875 per share were issued to the four non-employee directors of the Company.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     On November 18, 1996, the Company granted an executive officer and director of the Company nonqualified options to purchase 330,000 Common Shares at a price of $.58 per share and 97,000 Class B Preferred Shares at a price of $1.85 per share. These old common share options were changed into options to purchase 33,000 Common Shares and 99,000 Warrants for an aggregate exercise price of $191 in connection with the plan of recapitalization. The options on the Class B Preferred Shares were changed into options to purchase 32,333 Common Shares and 485,000 Warrants at an aggregate exercise price of $179 in connection with the plan of recapitalization. These options may be exercised on or prior to July 1, 2006 and vest one-sixth on July 1, 1997 and one-sixth on each of the five succeeding anniversaries thereof through July 1, 2002. The Company recognized compensation (benefit) expense of $(185) in 2000, $83 in 1999 and $108 in 1998 from these option grants and recorded deferred compensation of $0 and $333 representing the intrinsic value of these options at December 31, 2000 and December 31, 1999, respectively.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options.

  Vector

     Executive officers of New Valley participate in the 1999 Long-Term Incentive Plan sponsored by Vector. The Vector stock plan provides for grants to key employees of Vector and its subsidiaries of stock options and various other stock-based awards. The options granted under the plan in 1999 entitle the recipients to purchase shares of Vector Common Stock at a price either equal to, or in excess of, the fair market value on the date of grant. The participants also receive dividend equivalent rights on both vested and unvested option shares. The options granted under the plan have a ten year term and become exercisable on the fourth anniversary of the date of grant, subject to earlier exercise upon a change of control or death or disability. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized by the Company for stock options granted to the executive officers.

  Summary

     A summary of stock options granted to employees follows. The summary of Vector options include only option grants to the Company's employees who were not also employees of Vector at the time of the grant.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  The Company

                                                                               WEIGHTED
                                                                               AVERAGE
                                          NUMBER OF        EXERCISE              FAIR
                                           SHARES           PRICE               VALUE
                                          ---------    ----------------    ----------------
Outstanding on December 31, 1997........    330,000         $5.80               $27.15
  Granted...............................          0
  Exercised.............................          0
  Cancelled.............................          0
                                          ---------
Outstanding on December 31, 1998........    330,000         $5.80               $27.15
  Granted...............................          0
  Exercised.............................          0
  Net impact of recapitalization........   (264,667)
  Cancelled.............................          0
                                          ---------
Outstanding on December 31, 1999........     65,333     $5.55 - $5.80           $27.15
  Granted...............................  1,264,565    $3.875 - $4.6875         $ 2.60
  Exercised.............................          0
  Cancelled.............................    (58,810)
                                          ---------
Outstanding on December 31, 2000........  1,271,088     $3.875 - $5.80          $ 3.86
                                          =========

Options exercisable at:
  December 31, 1998.....................    110,000
  December 31, 1999.....................     32,667
  December 31, 2000.....................    234,720

  Vector

                                                                               WEIGHTED
                                                                               AVERAGE
                                                  NUMBER OF    EXERCISE          FAIR
                                                   SHARES       PRICE           VALUE
                                                  ---------    --------    ----------------
Outstanding on December 31, 1998................         0      $15.44          $12.39
  Granted.......................................   545,000
  Exercised.....................................         0
  Cancelled.....................................         0
                                                   -------
Outstanding on December 31, 1999................   545,000      $15.44          $12.39
  Granted.......................................         0
  Adjustment for stock dividend.................    27,250
  Exercised.....................................         0
  Cancelled.....................................         0
                                                   -------
Outstanding on December 31, 2000................   572,250      $14.70          $11.80
                                                   =======
Options exercisable at:
  December 31, 1999.............................         0
  December 31, 2000.............................         0

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company will continue to account for stock options granted employees at their intrinsic value. Had the fair value method of accounting been applied to the Company's and Vector's stock options granted to employees, the pro forma effect would have been as follows:

                                                       2000        1999        1998
                                                      -------    --------    --------
Net income (loss) applicable to Common Shares, as
  reported..........................................  $54,529    $(59,382)   $(96,553)
Estimated fair value of New Valley option grants....   (1,394)       (316)       (316)
Estimated fair value of Vector option grants........   (1,351)       (117)         --
                                                      -------    --------    --------
Net income (loss) applicable to Common Shares, as
  adjusted..........................................  $56,184    $(59,815)   $(96,869)
                                                      =======    ========    ========
Adjusted net income (loss) per share -- basic and
  diluted...........................................  $  2.44    $  (3.43)   $ (10.11)
                                                      =======    ========    ========

     The fair value of option grants to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted. The estimated dividend yield is 0% and no forfeitures are assumed.

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                     RISK-FREE        EXPECTED        EXPECTED           FAIR
DATE                               INTEREST RATE    LIFE IN YEARS    VOLATILITY         VALUE
- ----                               -------------    -------------    ----------    ----------------
The Company
October 27, 2000.................      5.79%             10            54.74%           $ 2.78
March 22, 2000...................      6.40%             10            44.45%           $ 2.57
January 19, 2000.................      6.69%             10            47.92%           $ 3.24

Vector
November 4, 1999.................      5.60%             10            69.67%           $11.80

17. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The composition of accounts payable and accrued liabilities is as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Accounts payable and accrued liabilities:
  Accrued compensation......................................  $ 7,841    $ 7,792
  Deferred rent.............................................    5,724      5,234
  Unearned revenues.........................................    1,989         --
  Taxes.....................................................      829      7,037
  Accrued expenses and other liabilities....................   10,618     10,900
                                                              -------    -------
          Total.............................................  $27,001    $30,963
                                                              =======    =======

18. PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

     The following is a schedule of prepetition claims and restructuring accruals at December 31, 2000 and 1999. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the bankruptcy court.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Restructuring accruals(a)...................................  $ 5,950    $ 8,000
Money transfer payable(b)...................................    4,279      4,279
                                                              -------    -------
          Total.............................................  $10,229    $12,279
                                                              =======    =======

- ---------------
(a) Restructuring accruals at December 31, 2000 consisted of $5,700 of disputed claims, primarily related to leases and former employee benefits, and $250 of other restructuring accruals. Restructuring accruals at December 31, 1999 consisted of $6,907 of disputed claims, primarily related to leases and former employee benefits, and $1,093 of other restructuring accruals.

(b) Represents unclaimed money transfers issued by the Company prior to January 1, 1990. The Company is currently in litigation in the bankruptcy court seeking a determination that these monies are not an obligation of the Company. There can be no assurance as to the outcome of the litigation.

19. RELATED PARTY TRANSACTIONS

     At December 31, 2000, Vector, a company under the control of Bennett S. LeBow, Chairman of the Company's Board of Directors, owned approximately 56.1% of the Company's Common Shares. Several of the other officers and directors of the Company are also affiliated with Vector. In 1995, the Company signed an expense sharing agreement with Vector pursuant to which certain lease, legal and administrative expenses are allocated to the entity incurring the expense. The Company expensed approximately $344 in 2000, $307 in 1999 and $502 in 1998 under this agreement.

     In September 1998, the Company made a one-year $950 loan to BGLS, a wholly-owned subsidiary of Vector, which bore interest at 14% per annum. At December 31, 1998, the loan and accrued interest thereon of $984 was included in other current assets. The loan was repaid in full in 1999.

     During 1998, a director of the Company was affiliated with a law firm that rendered legal services to the Company. The Company paid this firm $516 in 1998. A director of the Company serves as a managing director of an investment bank that provided advisory services to the Company in 1999 in connection with the sale of an interest in Ladenburg to Berliner. The Company paid this firm a fee of $254 in cash and 8,816 Berliner shares in connection with such services. During 2000, the investment bank provided services to Brooke (Overseas) in connection with the sale of Western Tobacco Investments. Brooke (Overseas) paid this firm $750 in connection with such services. An executive officer and director of the Company is a shareholder and registered representative in a broker-dealer to which the Company paid $101 in 2000, $59 in 1999 and $128 in 1998 in brokerage commissions and other income, and is also a shareholder in an insurance company that received ordinary and customary insurance commissions from the Company and its affiliates of $27 in 2000, $158 in 1999 and $128 in 1998. The broker-dealer, in the ordinary course of its business, engages in brokerage activities with Ladenburg on customary terms.

20. OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

transactions are recorded on a settlement-date basis. Should a customer fail to deliver cash or securities as agreed, Ladenburg may be required to purchase or sell securities at unfavorable market prices.

     The clearing operations for Ladenburg's securities transactions are provided by several brokers. At December 31, 2000, substantially all of the securities owned and the amounts due from brokers reflected in the consolidated balance sheet are positions held at and amounts due from one clearing broker. Ladenburg is subject to credit risk should this broker be unable to fulfill its obligations.

     In the normal course of its business, Ladenburg enters into transactions in financial instruments with off-balance-sheet risk. These financial instruments consist of financial futures contracts, written index option contracts and securities sold, but not yet purchased.

     Financial futures contracts provide for the delayed delivery of a financial instrument with the seller agreeing to make delivery at a specified future date, at a specified price. These futures contracts involve elements of market risk in excess of the amounts recognized in the consolidated balance sheet. Risk arises from changes in the values of the underlying financial instruments or indices. At December 31, 2000, Ladenburg had commitments to purchase and sell financial instruments under futures contracts of $0 and $134, respectively.

     Equity index options give the holder the right to buy or sell a specified number of units of a stock market index, at a specified price, within a specified time from the seller ("writer") of the option and are settled in cash. Ladenburg generally enters into these option contracts in order to reduce its exposure to market risk on securities owned. Risk arises from the potential inability of the counterparties to perform under the terms of the contracts and from changes in the value of a stock market index. As a writer of options, Ladenburg receives a premium in exchange for bearing the risk of unfavorable changes in the price of the securities underlying the option. Financial instruments have the following notional amounts at December 31, 2000:

                                                               LONG       SHORT
                                                              -------    -------
Equity and index options....................................  $15,300    $51,755
Financial futures contracts.................................       --        258

     The table below discloses the fair value at December 31, 2000 of these commitments, as well as the average fair value during the year ended December 31, 2000, based on monthly observations.

                                                      DECEMBER 31,
                                                          2000             AVERAGE
                                                      -------------    ---------------
                                                      LONG    SHORT     LONG     SHORT
                                                      ----    -----    ------    -----
Equity and index options............................  $768    $149     $1,491    $563
Financial futures contracts.........................    --     134        790     554

     For the years ended December 31, 2000, 1999 and 1998, the net gain arising from options and futures contracts included in net gain on principal transactions was $1,186, $1,421 and $3,661, respectively. The Company's accounting policy related to derivatives is to value these instruments, including financial futures contracts and written index option contracts, at the last reported sales price. The measurement of market risk is meaningful only when related and offsetting transactions are taken into consideration.

     Securities sold, but not yet purchased represent obligations of Ladenburg to deliver specified securities at a contracted price and thereby create liabilities to repurchase the securities in the market at prevailing prices. Accordingly, these transactions involve, to varying degrees, elements of market risk as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized in the consolidated balance sheet.

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

                                               DECEMBER 31, 2000      DECEMBER 31, 1999
                                              -------------------    -------------------
                                              CARRYING     FAIR      CARRYING     FAIR
                                               AMOUNT      VALUE      AMOUNT      VALUE
                                              --------    -------    --------    -------
Financial assets:
  Cash and cash equivalents.................  $82,067     $82,067    $11,512     $11,512
  Investments available for sale............   29,331      29,331     48,722      48,722
  Trading securities owned..................   18,348      18,348     15,707      15,707
  Restricted assets.........................    1,039       1,039      8,434       8,434
  Receivable from clearing brokers..........   10,126      10,126     10,903      10,903
  Long-term investments.....................    4,654      10,493      8,730      13,788
Financial liabilities:
  Margin loans payable......................    4,675       4,675        983         983
  Notes payable.............................   27,716      27,716     19,813      19,813

22. BUSINESS SEGMENT INFORMATION

     The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the years ended December 31, 2000, 1999 and 1998. The operations of BrookeMil are included in real estate operations, while the Company's interest in Western Realty Development, which was accounted for on the equity method prior to December 29, 2000, is included in corporate and other activities.

                                       BROKER-                   COMPUTER    CORPORATE
                                       DEALER     REAL ESTATE    SOFTWARE    AND OTHER     TOTAL
                                       -------    -----------    --------    ---------    --------
2000
Revenues.............................  $89,584     $  3,199      $   150     $ 59,988     $152,921
Operating income (loss)..............    6,212       (5,335)           7       41,139       42,023
Identifiable assets..................   48,770      173,312          250           77      299,257
Depreciation and amortization........    1,102        1,020           --           22        2,144
Capital expenditures.................      763        3,663           --           --        4,426
1999
Revenues.............................  $77,171     $ 10,952      $   317     $ (4,835)    $ 83,605
Operating income (loss)..............    3,064       (3,212)      (3,153)     (21,675)     (24,976)
Identifiable assets..................   47,480       57,920          403      114,865      220,668
Depreciation and amortization........      846        1,766          199          107        2,918
Capital expenditures.................      395       14,345           30           --       14,770

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       BROKER-                   COMPUTER    CORPORATE
                                       DEALER     REAL ESTATE    SOFTWARE    AND OTHER     TOTAL
                                       -------    -----------    --------    ---------    --------
1998
Revenues.............................  $66,569     $ 25,259      $   794     $  9,465     $102,087
Operating loss.......................   (6,175)        (192)      (6,130)     (12,915)     (25,412)
Identifiable assets..................   53,160       87,670        1,241      130,651      272,722
Depreciation and amortization........    1,125        4,373          693          304        6,495
Capital expenditures.................      428       18,270           83           38       18,819

23. DISCONTINUED OPERATIONS

     The Company recorded a gain on disposal of discontinued operations of $17,879 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced restructuring, employee benefit and various tax accruals previously established.

     The Company recorded a gain on disposal of discontinued operations of $4,100 in 1999 and $7,740 in 1998 related to the settlement of a lawsuit originally initiated by the Western Union telegraph business.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                    QUARTERS
                                                   -------------------------------------------
                                                     1ST         2ND         3RD        4TH
                                                   --------    --------    -------    --------
2000:
Revenues.........................................  $ 35,541    $ 22,400    $70,983    $ 23,997
Expenses(a)......................................    33,745      26,598     23,759      27,769
Income (loss) from continuing operations.........     1,796      (4,198)    47,224      (3,772)
Discontinued operations(c).......................        --          --         --      17,879
                                                   --------    --------    -------    --------
Net income (loss)................................  $  1,796    $ (4,198)   $47,224    $ 14,107
                                                   ========    ========    =======    ========
Income (loss) per Common Share (Basic):
  Income (loss) from continuing operations.......  $   0.08    $  (0.18)   $  2.06    $  (0.16)
  Discontinued operations(c).....................        --          --         --        0.78
                                                   --------    --------    -------    --------
  Net income (loss)(b)...........................  $   0.08    $  (0.18)   $  2.06    $   0.62
                                                   ========    ========    =======    ========
Income (loss) per Common Share (Diluted):
  Income (loss) from continuing operations.......  $   0.08    $  (0.18)   $  2.05    $  (0.16)
  Discontinued operations(c).....................        --          --         --        0.78
                                                   --------    --------    -------    --------
  Net income (loss)(b)...........................  $   0.08    $  (0.18)   $  2.05    $   0.62
                                                   ========    ========    =======    ========
1999:
Revenues.........................................  $ 22,770    $ 26,930    $19,412    $ 14,493
Expenses(a)......................................    28,452      30,695     21,708      28,473
Loss from continuing operations..................    (5,682)     (3,765)    (2,296)    (13,980)
Discontinued operations(c).......................     4,100          --         --          --
                                                   --------    --------    -------    --------
Net loss.........................................  $(23,801)   $(19,305)   $(2,296)   $(13,980)
                                                   ========    ========    =======    ========
Loss per Common Share (Basic and Diluted):(d)
  Loss from continuing operations................  $  (2.92)   $  (1.36)   $ (0.10)   $  (0.60)
  Discontinued operations(c).....................       .43          --         --          --
                                                   --------    --------    -------    --------
  Net loss(b)....................................  $  (2.49)   $  (1.36)   $ (0.10)   $  (0.60)
                                                   ========    ========    =======    ========

- ---------------
(a) Includes minority interests in results from continuing operations of consolidated subsidiaries and provision (benefit) for Federal, state and foreign income taxes.

(b) Income (loss) per common share is determined after giving effect to dividends on preferred shares. The sum of quarterly income (loss) per share may not equal income (loss) per share for the year, because the per share data for each quarter and for the year is independently computed.

(c) The 2000 amounts represent adjustments of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The 1999 amounts represent gains on the disposal of discontinued operations related to the settlement of a lawsuit originally initiated by New Valley's former Western Union telegraph business. See Note 23.

(d) For 1999 periods, loss per share reflects the Company's recapitalization, which occurred on June 4, 1999. For the first and second quarters of 1999, loss per share includes dividend requirements on preferred shares of $22,219 and $15,540, respectively.

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                                          GROSS AMOUNT CARRIED
                                                                        COST               AT CLOSE OF PERIOD
                                                   INITIAL COST      CAPITALIZED   ----------------------------------
DESCRIPTION                                     ------------------     NET OF                BUILDINGS AND
AND LOCATION                     ENCUMBRANCES    LAND     BUILDING    DELETIONS     LAND     IMPROVEMENTS     TOTAL
- ------------                     ------------   -------   --------   -----------   -------   -------------   --------
Office Buildings:
  Bernards Township, NJ........    $    --      $10,059   $ 38,432    $ (48,491)   $    --      $    --      $     --
  Bernards Township, NJ........         --        2,342      9,172      (11,514)        --           --            --
  Troy, MI.....................         --                  23,581      (23,581)        --           --            --
  Troy, MI.....................         --        7,049     21,147      (28,196)        --           --            --
  Ducat Place I................                      --      5,561       (5,561)        --           --            --
  Ducat Place II...............         --           --     59,300        5,835         --       65,135        65,135
  Ducat Place III..............      8,187       13,600         --        2,400     16,000           --        16,000
  Kindergarten Building........         --           --        912            8        920           --           920
  Kremlin Site.................         --           --         --       35,665     35,665           --        35,665
                                   -------      -------   --------    ---------    -------      -------      --------
                                     8,187       33,050    158,105      (73,435)    52,585       65,135       117,720
                                   -------      -------   --------    ---------    -------      -------      --------
Shopping Centers:
  Tri Cities, WA...............         --        2,981      7,692      (10,673)        --           --            --
  Santa Fe, NM.................         --        3,233      6,423       (9,656)        --           --            --
  Milwaukie, OR................         --          949      6,374       (7,323)        --           --            --
  Marathon, FL.................         --          624      3,299       (3,923)        --           --            --
  Seattle, WA..................         --        3,354      9,069      (12,423)        --           --            --
  Charleston, WV...............     11,303        2,510     10,516          646      2,511       11,161        13,672
  Royal Palm Beach, FL.........      8,226        2,032      7,867           24      2,032        7,891         9,923
  Lincoln, NE..................         --        1,254      4,750       (6,004)        --           --            --
                                   -------      -------   --------    ---------    -------      -------      --------
                                    19,529       16,937     55,990      (49,332)     4,543       19,052        23,595
                                   -------      -------   --------    ---------    -------      -------      --------
Total..........................    $27,716      $49,987   $214,095    $(122,767)   $57,128      $84,187      $141,315
                                   =======      =======   ========    =========    =======      =======      ========


DESCRIPTION                      ACCUMULATED       DATE          DATE      DEPRECIABLE
AND LOCATION                     DEPRECIATION   CONSTRUCTED    ACQUIRED       LIFE
- ------------                     ------------   -----------   ----------   -----------
Office Buildings:
  Bernards Township, NJ........     $   --         1991         Jan 1996       40
  Bernards Township, NJ........         --         1994         Jan 1996       40
  Troy, MI.....................         --         1987         Jan 1996       40
  Troy, MI.....................         --         1990         Jan 1996       40
  Ducat Place I................         --         1993         Jan 1997       40
  Ducat Place II...............      5,696         1997         Jan 1997       40
  Ducat Place III..............         --         1997         Jan 1997       40
  Kindergarten Building........         --                    April 1998       40
  Kremlin Site.................         --                          1998       40
                                    ------
                                     5,696
                                    ------
Shopping Centers:
  Tri Cities, WA...............         --         1980         Jan 1996       25
  Santa Fe, NM.................         --         1964         Jan 1996       25
  Milwaukie, OR................         --         1978         Jan 1996       25
  Marathon, FL.................         --         1972         Jan 1996       25
  Seattle, WA..................         --         1988         Jan 1996       25
  Charleston, WV...............      1,705         1985         Jan 1996       25
  Royal Palm Beach, FL.........      1,560         1985         Jan 1996       25
  Lincoln, NE..................         --         1964         Jan 1996       25
                                    ------
                                     3,265
                                    ------
Total..........................     $8,961
                                    ======

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

RECONCILIATION OF CARRYING COSTS AND ACCUMULATED DEPRECATION

                                                          BUILDINGS AND                ACCUMULATED
                                                LAND      IMPROVEMENTS      TOTAL      DEPRECIATION
                                               -------    -------------    --------    ------------
Balance at 1/1/98............................  $58,159      $210,451       $268,610       $8,642
                                               -------      --------       --------       ------
Additions during period
  Acquisitions through foreclosure...........       --            --             --
  Other acquisitions.........................       --            --             --
  Improvements, etc..........................   17,324           912         18,236
  Depreciation expense.......................       --            --             --        3,985
                                               -------      --------       --------       ------
  Total Additions............................   17,324           912         18,236        3,985
                                               -------      --------       --------       ------
Deductions during period:
  Real estate contributed to joint venture...   21,933        65,650         87,583        1,050
  Cost of real estate sold...................   19,450        91,842        111,292        6,481
                                               -------      --------       --------       ------
Balance at 12/31/98..........................  $34,100      $ 53,871       $ 87,971       $5,096
                                               -------      --------       --------       ------
Additions during period
  Acquisitions through foreclosure...........       --            --             --
  Other acquisitions.........................       --            --             --
  Improvements, etc..........................   14,344            --         14,344
  Depreciation expense.......................       --            --             --        2,918
                                               -------      --------       --------       ------
  Total Additions............................   14,344            --         14,344        2,918
                                               -------      --------       --------       ------
Deductions during period:
  Cost of real estate sold...................   12,449        34,268         46,717        5,769
                                               -------      --------       --------       ------
Balance at 12/31/99..........................  $35,995      $ 19,603       $ 55,598       $2,245
                                               -------      --------       --------       ------
Additions during period
  Acquisitions through foreclosure...........       --            --             --
  Other acquisitions.........................       --            --             --
  Improvements, etc..........................    3,664            --          3,664
  Reclassifications..........................      549          (549)            --
  Real estate in joint venture acquired......   16,920        65,133         82,053        5,696
  Depreciation expense.......................       --            --             --        1,020
                                               -------      --------       --------       ------
Total Additions..............................   21,133        64,584         85,717        6,716
                                               -------      --------       --------       ------
Deductions during period:
  Cost of real estate sold...................       --            --             --           --
                                               -------      --------       --------       ------
Balance at 12/31/00..........................  $57,128      $ 84,187       $141,315       $8,961
                                               -------      --------       --------       ------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEW VALLEY CORPORATION
                                          (REGISTRANT)

                                          By: /s/J. BRYANT KIRKLAND III
                                            ------------------------------------
                                                   J. Bryant Kirkland III
                                            Vice President, Treasurer and Chief
                                                      Financial Officer

Date: March 30, 2001

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

                  SIGNATURE                                        TITLE
                  ---------                                        -----

            /s/ BENNETT S. LEBOW               Chairman of the Board and Chief Executive
- ---------------------------------------------    Officer
              Bennett S. LeBow                   (Principal Executive Officer)

         /s/ J. BRYANT KIRKLAND III            Vice President, Treasurer and Chief Financial
- ---------------------------------------------    Officer (Principal Financial Officer and
             J. Bryant Kirkland                  Principal Accounting Officer)

           /s/ HENRY C. BEINSTEIN              Director
- ---------------------------------------------
             Henry C. Beinstein

             /s/ ARNOLD I. BURNS               Director
- ---------------------------------------------
               Arnold I. Burns

            /s/ RONALD J. KRAMER               Director
- ---------------------------------------------
              Ronald J. Kramer

            /s/ RICHARD J. LAMPEN              Director
- ---------------------------------------------
              Richard J. Lampen

            /s/ HOWARD M. LORBER               Director
- ---------------------------------------------
              Howard M. Lorber

            /s/ BARRY W. RIDINGS               Director
- ---------------------------------------------
              Barry W. Ridings

             /s/ VICTOR M. RIVAS               Director
- ---------------------------------------------
               Victor M. Rivas