Form 10-Q
period 2001-03-31
NEW VALLEY CORP
filed 2001-05-15
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     AS OF MAY 11, 2001, THERE WERE OUTSTANDING 22,813,063 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.

================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----
PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of March 31,
                        2001 and December 31, 2000....................................         3

                    Condensed Consolidated Statements of Operations for
                        the three months ended March 31, 2001 and 2000................         4

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the three months
                        ended March 31, 2001..........................................         5

                    Condensed Consolidated Statements of Cash Flows for
                        the three months ended March 31, 2001 and 2000................         6

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................         7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................        15

     Item 3.        Quantitative and Qualitative Disclosures About
                        Market Risk...................................................        20

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................        21

     Item 2.        Changes in Securities and Use of Proceeds.........................        21

     Item 5.        Other Information.................................................        21

     Item 6.        Exhibits and Reports on Form 8-K..................................        21

SIGNATURE...........................................................................          23


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                     MARCH 31,             DECEMBER 31,
                                                                                    ----------            -------------
                                                                                       2001                    2000
                                                                                    ---------               ---------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                      $  77,375               $  82,067
     Investment securities available for sale                                          28,516                  29,331
     Trading securities owned                                                           8,566                  18,348
     Restricted assets                                                                    733                   1,039
     Receivable from clearing brokers                                                  18,415                  10,126
     Other current assets                                                               1,381                   2,865
                                                                                    ---------               ---------
         Total current assets                                                         134,986                 143,776
                                                                                    ---------               ---------
Investment in real estate, net                                                        124,076                 132,354
Furniture and equipment, net                                                            9,282                   8,249
Restricted assets                                                                       3,179                   3,060
Long-term investments, net                                                              4,954                   4,654
Deferred tax assets                                                                       509                     466
Other assets                                                                            6,673                   6,698
                                                                                    ---------               ---------
         Total assets                                                               $ 283,659               $ 299,257
                                                                                    =========               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Margin loans payable                                                           $   3,848               $   4,675
     Current portion of notes payable and long-term obligations                         6,512                  15,816
     Accounts payable and accrued liabilities                                          24,278                  27,001
     Prepetition claims and restructuring accruals                                      7,639                  10,229
     Income taxes                                                                       9,753                   9,765
     Securities sold, not yet purchased                                                 2,685                   3,570
                                                                                    ---------               ---------
         Total current liabilities                                                     54,715                  71,056
                                                                                    ---------               ---------
Notes payable                                                                          12,032                  11,900
Other long-term liabilities                                                            68,802                  66,616

Commitments and contingencies                                                              --                      --

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares
       authorized; 22,823,063 and 22,890,663 shares outstanding                           228                     229
     Additional paid-in capital                                                       867,884                 867,895
     Accumulated deficit                                                             (722,398)               (720,710)
     Accumulated other comprehensive income                                             2,396                   2,271
                                                                                    ---------               ---------
         Total stockholders' equity                                                   148,110                 149,685
                                                                                    ---------               ---------

         Total liabilities and stockholders' equity                                 $ 283,659               $ 299,257
                                                                                    =========               =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------------
                                                                            2001                  2000
                                                                       ------------          ------------
Revenues:
     Principal transactions, net                                       $      8,848          $     11,336
     Commissions                                                              4,162                13,029
     Corporate finance fees                                                   3,729                 4,236
     Gain on sale of investments, net                                           465                 4,753
     Gain on sale of real estate, net                                           897                    --
     Loss from joint venture                                                     --                  (226)
     Real estate leasing                                                      2,641                   771
     Interest and dividends                                                   1,948                 1,494
     Other income                                                             1,566                   148
                                                                       ------------          ------------
         Total revenues                                                      24,256                35,541
                                                                       ------------          ------------
Cost and expenses:
     Selling, general and administrative                                     25,291                30,602
     Interest                                                                   792                 2,167
                                                                       ------------          ------------
         Total costs and expenses                                            26,083                32,769
                                                                       ------------          ------------
(Loss) income from continuing operations before income taxes
     and minority interests                                                  (1,827)                2,772

Income tax provision                                                             --                    36

Minority interests in (loss) income from continuing operations
         of consolidated subsidiaries                                          (139)                  940
                                                                       ------------          ------------
Net (loss) income                                                      $     (1,688)         $      1,796
                                                                       ============          ============


(Loss) income per Common Share (basic and diluted):
     Net (loss) income per Common Share                                $      (0.07)         $       0.08
                                                                       ============          ============

Number of shares used in computation                                     22,865,890            23,163,829
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


                                                                                               ACCUMULATED
                                                         ADDITIONAL                               OTHER
                                             COMMON        PAID-IN         ACCUMULATED        COMPREHENSIVE
                                             SHARES        CAPITAL           DEFICIT             INCOME             TOTAL
                                             ------      ----------        -----------        --------------        -----

Balance, December 31, 2000............      $    229   $   867,895      $  (720,710)       $        2,271        $  149,685

   Net loss...........................                                       (1,688)                                 (1,688)
   Unrealized gain on investment
     securities.......................                                                               125                125
   Repurchases of common stock........            (1)       (238)                                                      (239)
   Compensation expense on stock
     option grants....................                        227                                                       227
                                             --------  ----------       -------------           --------          ---------
Balance, March 31, 2001...............       $   228   $  867,884       $   (722,398)            $ 2,396          $ 148,110
                                             =======   ==========       ============            ========          =========














      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              --------------------------
                                                                                2001              2000
                                                                              --------          --------
Cash flows from operating activities:
   Net (loss) income                                                          $ (1,688)         $  1,796
   Adjustments to reconcile net (loss) income to net cash (used for)
     operating activities:
       Loss from joint venture                                                      --               226
       Depreciation and amortization                                             1,188               376
       Stock based compensation expense                                            227                88
       Gain on sale of investments                                                (465)           (4,753)
       Gain on sale of real estate                                                (897)               --
       Minority interests in (loss) income from continuing operations
         of consolidated subsidiaries                                             (139)              940
       (Increase) decrease in receivables and other assets                       3,346            (4,537)
       Decrease in accounts payable and accrued liabilities                     (3,842)           (2,212)
                                                                              --------          --------
Net cash used for operating activities                                          (2,270)           (8,076)
                                                                              --------          --------

Cash flows from investing activities:
     Sale or maturity of investment securities                                   3,166            14,849
     Purchase of investment securities                                          (1,761)           (5,503)
     Purchase of long-term investments                                            (300)             (504)
     Sale of real estate, net of closing costs                                   9,172                --
     Purchase of and additions to real estate                                     (565)             (674)
     Purchase of furniture and fixtures                                         (1,665)              (66)
     Payment of prepetition claims and restructuring accruals                   (2,590)              (15)
     (Increase) decrease in restricted assets                                     (119)            3,202
     Investment in joint venture                                                    --              (213)
                                                                              --------          --------
Net cash provided from investing activities                                      5,338            11,076
                                                                              --------          --------

Cash flows from financing activities:
     (Decrease) increase in margin loans payable                                  (827)            3,324
     Proceeds from participating loan                                            2,478                --
     Repurchase of Common Shares                                                  (239)             (166)
     Issuance of note payable                                                      824                --
     Payment of notes payable                                                   (9,996)              (69)
                                                                              --------          --------
     Net cash (used for) provided from financing activities                     (7,760)            3,089
                                                                              --------          --------
     Net (decrease) increase in cash and cash equivalents                       (4,692)            6,089
     Cash and cash equivalents, beginning of period                             82,067            11,512
                                                                              --------          --------
     Cash and cash equivalents, end of period                                 $ 77,375          $ 17,601
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

1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The consolidated financial statements as of March 31, 2001 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

      These financial statements should be read in conjunction with the consolidated financial statements in New Valley's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

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

      Western Realty Development has three classes of equity: Class A interests, representing 30% of the ownership of Western Realty Development, and Class B and Class C interests, which collectively represent 70% of the ownership of Western Realty Development. Prior to December 29, 2000, Apollo owned the Class A interests, New Valley owned the Class B interests and BrookeMil owned the Class C interests. On December 29, 2000, WRD Holding Corporation, a wholly-owned subsidiary of New Valley, purchased for $4,000 29/30ths of the Class A Interests of Western Realty Development previously held by Apollo. WRD Holding paid the purchase price of $4,000 with a promissory note due November 30, 2005. The note, which is secured by a pledge of the purchased Class A interests, bears interest at a rate of 7% per annum, compounded annually; interest is payable only to the extent of available cash flow from distributions from Western Realty Development. In addition, upon the maturity date of the note or, if earlier, upon the closing of various liquidity events, including sales of interests in or assets of, or a business combination or financing involving, Western Realty Development, additional interest will be payable under the note. The additional interest would be in an amount equal to 30% of the excess, if any, of the proceeds from a liquidity event occurring prior to the maturity of the note or the appraised fair market value of Western Realty Development, at maturity, over $13,750. The note is classified in other long-term liabilities in the consolidated balance sheet. Apollo and New Valley also agreed to loan Western Realty Development on an equal basis any additional funds required to pay off its existing indebtedness at an interest rate of 15% per annum.

      As a result of the purchase of the Class A interests, New Valley and its subsidiaries are entitled to 99% of distributions from Western Realty Development and Apollo is entitled to 1% of distributions. Accordingly, New Valley no longer accounts for its interests in Western Realty Development using the equity method of accounting. Effective December 29, 2000, Western Realty Development became a consolidated subsidiary of the Company.

      Summarized financial information for three months ended March 31, 2000 for Western Realty Development follows:

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2000
                                                               ----------------
        Revenues.........................................        $   2,390
        Costs and expenses...............................            2,170
        Accretion of return on participating loan........            1,412
        Income tax provision.............................               --
        Net income ......................................            1,632

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      WESTERN REALTY REPIN LLC

      In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BrookeMil. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. BrookeMil is planning the development of a hotel, office, retail and residential complex on the Kremlin sites. BrookeMil owned 100% of both sites at March 31, 2001.

      Through March 31, 2001, Western Realty Repin had advanced $41,425 to BrookeMil, of which $29,015 was funded by Apollo and was classified in other long-term obligations in the consolidated balance sheet. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay the Company for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

      As of March 31, 2001, BrookeMil had invested $36,230 in the Kremlin sites and held $545 in cash and receivables from an affiliate, which were restricted for future investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

      The Company has accounted for the formation of Western Realty Repin as a financing by Apollo through a participating interest to be received from the Kremlin sites. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty is treated as interest cost in the consolidated statement of operations to the extent of New Valley's net investment in the Kremlin sites. BrookeMil's historical cost in the Kremlin sites is $36,775 at March 31, 2001 and the amount of the participating loan recorded in the consolidated balance sheet at March 31, 2001 is $38,605. Apollo is entitled to additional preferences of approximately $5,700 related to the Kremlin sites at March 31, 2001.

      Gallaher Group Plc has agreed to purchase from a subsidiary of BrookeMil land located outside Moscow, Russia for $1,500. Closing of the sale, scheduled for the second quarter of 2001, is subject to satisfaction of various regulatory requirements.

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


3.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized gains on sales of investment securities available for sale of $465 and $4,753 for the three months ended March 31, 2001 and 2000, respectively.

      The components of investment securities available for sale at March 31, 2001 are as follows:

                                                                      GROSS          GROSS
                                                                    UNREALIZED    UNREALIZED      FAIR
                                                           COST        GAIN          LOSS         VALUE
                                                           ----     -----------   -----------     -----

      Marketable equity securities                      $  23,070      $    2      $3,056      $20,016
      Marketable debt securities                            3,050         600          --        3,650
      Marketable warrants                                      --       4,850          --        4,850
                                                           ------      ------      ------      -------
      Investment securities                             $  26,120      $5,452      $3,056      $28,516
                                                           ======      ======      ======      =======

4.    INVESTMENT IN REAL ESTATE AND NOTES PAYABLE

      The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at March 31, 2001 are as follows:

                                          RUSSIAN
                                           REAL       SHOPPING
                                          ESTATE       CENTERS         TOTAL
                                          ------       -------         -----

Land                                    $  53,149      $  2,510       $  55,659
Buildings                                  65,135        11,199          76,334
                                        ---------      --------       ---------
     Total                                118,284        13,709         131,993
Less accumulated depreciation              (6,103)       (1,814)         (7,917)
                                        ---------      --------       ---------
     Net investment in real estate      $ 112,181      $ 11,895       $ 124,076
                                        =========      ========       =========
Notes payable                           $   7,257      $ 11,287       $  18,544
Current portion of notes payable            6,433            79           6,512
                                        ---------      --------       ---------
Notes payable - long-term portion       $     824      $ 11,208       $  12,032
                                        =========      ========       =========


      In February 2001, the Company sold its Royal Palm Beach, Florida Shopping center for $9,500 before closing adjustments and expenses and recorded a gain of $897 for the three months ended March 31, 2001. Notes payable relating to the shopping center with a balance of $8,226 at December 31, 2000 were repaid upon closing.

5.    LONG-TERM INVESTMENTS

      At March 31, 2001, long-term investments consisted primarily of investments in limited partnerships of $4,954. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $5,800 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


6.       OTHER LONG-TERM LIABILITIES

         The components of other long-term liabilities, excluding notes payable, are as follows:

                                                 MARCH 31, 2001             DECEMBER 31, 2000
                                             ------------------------     ----------------------
                                             LONG-TERM      CURRENT      LONG-TERM      CURRENT
                                              PORTION       PORTION       PORTION       PORTION

Retiree and disability obligations          $ 3,358          $500          $ 3,533          $500
Minority interests                            6,253            --            6,322            --
Participating loan payable                   38,605            --           36,127            --
Note payable for Western Realty
    Development Class A interests            19,957            --           19,968            --
Other long-term liabilities                     629            --              666            --
                                            -------          ----          -------          ----
Total other long-term liabilities           $68,802          $500          $66,616          $500
                                            =======          ====          =======          ====



7.    CONTINGENCIES

      LAWSUITS

      In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke Group Holding Inc. ("Brooke Group Holding"), an indirect wholly-owned subsidiary of Vector Group Ltd., the Company's principal stockholder, in the Delaware Chancery Court by a stockholder of the Company. The suit alleges that the Company's purchase of the BrookeMil shares from Brooke (Overseas) in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks (i) a declaration that the Company's directors breached their fiduciary duties, Brooke Group Holding aided and abetted such breaches and such parties are therefore liable to the Company, and (ii) unspecified damages to be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal by the independent appraisal firm and the fairness opinion by the independent investment bank were flawed. Brooke Group Holding and the Company believe that the allegations in both cases are without merit. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action filed by Brooke Group Holding and the Company. Discovery in the case has commenced. Although there can be no assurances, management is of the opinion, after consultation with counsel, that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

      As of March 31, 2001, New Valley had $7,639 of prepetition bankruptcy-related claims and restructuring accruals including claims for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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


8.    BUSINESS SEGMENT INFORMATION

      The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three months ended March 31, 2001 and 2000. The operations of BrookeMil are included in real estate operations, while the Company's interest in Western Realty Development, which was accounted for on the equity method prior to December 29, 2000, is included in corporate and other activities for the 2000 period. The activities of Western Realty Development are included in real estate operations for the 2001 period.


                                               BROKER-                      CORPORATE
                                               DEALER         REAL ESTATE    AND OTHER        TOTAL
                                               ------         -----------    ---------        -----
      THREE MONTHS ENDED MARCH 31, 2001
      Revenues                               $ 18,910       $   3,538       $   1,808       $  24,256
      Operating (loss) income                    (364)             81          (1,544)         (1,827)
      Identifiable assets                      45,710         131,025         106,924         283,659
      Depreciation and
         amortization                             505             680               3           1,188
      Capital expenditures                      1,665             565              --           2,230

      THREE MONTHS ENDED MARCH 31, 2000
      Revenues                               $ 31,287       $     771       $   3,483       $  35,541
      Operating income (loss)                   4,883          (1,983)           (128)          2,772
      Identifiable assets                      50,039          57,826         120,994         228,859
      Depreciation and
         amortization                             220             149               7             376
      Capital expenditures                         66             674              --             740


9.    PRO FORMA FINANCIAL INFORMATION

      The following table presents unaudited pro forma results from continuing operations as if the WRD Holding Corporation's acquisition of 29/30ths of the Class A Interests of Western Realty Development had occurred on January 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.

                                                         THREE MONTHS ENDED
                                                           MARCH 31, 2000
                                                         -------------------
      Revenues                                                 $39,343
                                                                ======
      Income from continuing operations                        $ 1,726
                                                                ======
      Income from continuing operations
         per common share                                      $ 0.07
                                                                =====

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


10.   COMPREHENSIVE INCOME

      Comprehensive income of the Company includes net income and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive income (loss) applicable to Common Shares for the three months ended March 31, 2001 and 2000 is as follows:


                                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                                               MARCH 31, 2001        MARCH 31, 2000
                                                               --------------        --------------
        Net (loss) income applicable to Common Shares                 $(1,688)           $1,796
        Change in unrealized gain on investment securities                125             4,560
                                                                      -------            ------
        Total comprehensive (loss) income                             $(1,563)           $6,356
                                                                      =======            ======



11.   GBI CAPITAL MANAGEMENT ACQUISITION

      On February 8, 2001, New Valley entered into a stock purchase agreement under which New Valley has acquired a controlling interest in GBI Capital Management Corp. ("GBI") and its operating subsidiary, GBI Capital Partners, Inc., a securities and trading firm. On April 25, 2001, New Valley and GBI entered into an amendment to the agreement which provided for an increase in the number of shares of GBI common stock to be received by the Company and Berliner Effektengesellschaft AG ("Berliner") and a decrease in the conversion price of the notes to be received by the Company and Berliner based on a post-closing determination of the respective changes in the total stockholders' equities of Ladenburg, Thalmann & Co. Inc. ("Ladenburg"), the Company's 80.1% subsidiary, and GBI through April 30, 2001. Following the closing of the transaction, which occurred on May 7, 2001, the Company owns a majority of the outstanding shares of GBI, an American Stock Exchange-listed company, which has been renamed Ladenburg Thalmann Financial Services, Inc. Under the terms of the amended agreement, the Company and Berliner sold all of the outstanding shares of Ladenburg to GBI for 18,181,818 shares (subject to increase) of GBI common stock, $10,000 of cash and $10,000 principal amount of convertible notes (convertible at $2.60 per share, subject to decrease). Upon closing, New Valley also acquired an additional 3,945,060 shares of GBI from Joseph Berland, the former Chairman and Chief Executive Officer of GBI, for $1.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

New Valley's Condensed Consolidated Financial Statements include the accounts of Ladenburg Thalmann & Co. Inc. ("Ladenburg"), an 80.1%-owned subsidiary, BrookeMil Ltd. ("BrookeMil"), a wholly-owned subsidiary, Western Realty Development ("Western Realty"), a 99%-owned subsidiary and other subsidiaries.

         RECENT DEVELOPMENTS

         GBI CAPITAL MANAGEMENT ACQUISITION. On February 8, 2001, New Valley entered into a stock purchase agreement under which New Valley has acquired a controlling interest in GBI Capital Management Corp. ("GBI") and its operating subsidiary, GBI Capital Partners, Inc., a securities and trading firm. On April 25, 2001, New Valley and GBI entered into an amendment to the agreement which provided for an increase in the number of shares of GBI common stock to be received by New Valley and Berliner Effektengesellschaft AG ("Berliner") and a decrease in the conversion price of the notes to be received by New Valley and Berliner based on a post-closing determination of the respective changes in the total stockholders' equities of Ladenburg, Thalmann & Co. Inc. ("Ladenburg"), New Valley's 80.1% subsidiary, and GBI through April 30, 2001. Following the closing of the transaction, which occurred on May 7, 2001, New Valley owns a majority of the outstanding shares of GBI, an American Stock Exchange-listed company, which has been renamed Ladenburg Thalmann Financial Services, Inc. Under the terms of the amended agreement, New Valley and Berliner sold all of the outstanding shares of Ladenburg to GBI for 18,181,818 shares (subject to increase) of GBI common stock, $10,000 of cash and $10,000 principal amount of convertible notes (convertible at $2.60 per share, subject to decrease). Upon closing, New Valley also acquired an additional 3,945,060 shares of GBI from Joseph Berland, the former Chairman and Chief Executive Officer of GBI, for $1.00 per share.

         WRD HOLDING CORPORATION. On December 29, 2000, WRD Holding Corporation, a newly-organized subsidiary of New Valley, purchased 29/30ths of the Class A interests of Apollo in Western Realty Development. WRD Holding paid the purchase price of $4,000 with a promissory note due November 30, 2005. The note, which is collateralized by a pledge of the purchased Class A interests, bears interest at a rate of 7% per annum, compounded annually; interest is payable only to the extent of available cash flow from distributions from Western Realty Development. In addition, upon the maturity date of the note or, if earlier, upon the closing of various liquidity events, including sales of interests in or assets of, or a business combination or financing involving, Western Realty Development, additional interest will be payable under the note. The additional interest would be in an amount equal to 30% of the excess, if any, of the proceeds from a liquidity event occurring prior to the maturity of the note or the appraised fair market value of Western Realty Development, at maturity, over $13,750.

         As a result of the purchase of the Class A interests, New Valley and its subsidiaries are entitled to 99% of distributions from Western Realty Development and Apollo is entitled to 1% of distributions. Accordingly, New Valley no longer accounts for its interests in Western Realty Development using the equity method of accounting. Effective December 29, 2000, Western Realty Development became a consolidated subsidiary of New Valley.

         SALE OF SHOPPING CENTER. In February 2001, the Company sold its Royal Palm Beach, Florida Shopping center for $9,500 before closing adjustments and expenses and recorded a gain of $897 for the three months ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS

Consolidated total revenues were $24,256 for the three months ended March 31, 2000 versus $35,541 for the same period last year. The decrease in revenues of $11,285 is attributable primarily to the $12,377 decrease in revenues from Ladenburg offset by increased real estate revenues of $2,767.

For the first quarters of 2001 and 2000, the results of operations of New Valley's primary operating units, which include Ladenburg (broker-dealer), New Valley's U.S. shopping centers and Western Realty Development and BrookeMil (real estate), are summarized below. The operations of BrookeMil are included in real estate operations, while the Company's interest in Western Realty Development, which was accounted for on the equity method prior to December 29, 2000, is included in corporate and other activities for the 2000 period. The activities of Western Realty Development are included in real estate operations for the 2001 period.

                                             THREE MONTHS ENDED MARCH 31,
                                             -----------------------------
                                                2001              2000
                                              --------          --------
Broker-dealer:
     Revenues                                 $ 18,910          $ 31,287
     Expenses                                   19,274            26,404
                                              --------          --------
     Operating (loss)  income before
         taxes and minority interests         $   (364)         $  4,883
                                              ========          ========

Real estate:
     Revenues                                 $  3,538          $    771
     Expenses                                    3,457             2,754
                                              --------          --------
     Operating income (loss) before taxes
         and minority interests               $     81          $ (1,983)
                                              ========          ========

Corporate and other:
     Revenues                                 $  1,808          $  3,483
     Expenses                                    3,352             3,611
                                              --------          --------
     Operating loss before taxes
         and minority interests               $ (1,544)         $   (128)
                                              ========          ========

Ladenburg's revenues for the first quarter of 2001 decreased $12,377 as compared to revenues for the first quarter of 2001 primarily due to decreased commissions of $8,867 and principal transactions of $2,488. Ladenburg's expenses for the first quarter of 2001 decreased $7,130 as compared to expenses for the first quarter of 2000 due primarily to a decrease in incentive based compensation associated with the decreased revenues.

The $8,867 (68%) decrease in commissions was the result of a less active market for equity securities in 2001 versus 2000. The $2,488 (22%) decrease in principal transaction was primarily the result of decreased trading and brokerage activities by Ladenburg in 2001 as compared to 2000.

Revenues from the real estate operations for the first quarter of 2000 increased $2,767 primarily due to the inclusion of rental revenue of $1,944 from Western Realty Development and the gain of $897 from the sale of one of New Valley's two U.S. Shopping Centers. Expenses of the real estate operations increased $703 in the 2001 period due primarily to the $2,242 inclusion of expenses from Western Realty Development in 2001 offset by lower expenses as a result of the sale of one of New Valley's two U.S. Shopping Centers and lower expense from BrookeMil. BrookeMil incurred expenses of $312 and $1,618 for the three month periods ended March 31, 2001 and 2000, respectively. BrookeMil's expenses consisted primarily of accrued interest expense of $0 for the 2001 period and $1,596 for the 2000 period associated with the participating loan from Western Realty Repin to BrookeMil in connection with the development of the Kremlin sites.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


For the first quarter of 2001, New Valley's revenues of $1,808 related to corporate and other activities primarily consisted of net gains on investments of $465 and interest and dividends income of $1,174. For the same period in the prior year, revenues related to corporate and other activities were $3,483, which primarily consisted of net gains on investments of $4,753 and interest and dividends income of $382. Corporate revenues in the 2000 period were offset by $1,478 of losses associated with losses from the operations of certain internet-related businesses accounted for on the equity method and a $226 loss from joint venture.

Corporate and other expenses of $3,352 for the first quarter of 2001 consisted primarily of employee compensation and benefits of $1,712 and expenses of a non-significant consolidated subsidiary of $113. Corporate and other expenses of $3,611 for the first quarter of 2000 consisted primarily of employee compensation and benefits of $1,535, expenses associated with the management of New Valley's marketable securities of $471 and expenses of a non-significant consolidated subsidiary of $100.

Income tax for the first quarter of 2001 was $0 versus $36 for the first quarter of 2000 due to state tax expense. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter 2001, New Valley's cash and cash equivalents decreased from $82,067 to $77,375 due primarily to a net loss of $1,688.

Cash used for operating activities for the three months ended March 31, 2001 was $2,270 as compared to $8,076 from the prior year. The difference is primarily due to the net decrease in Ladenburg's investment securities of $8,897 in 2001 versus $344 in 2000 and an increase of $8,289 in receivables from clearing brokers versus $10,217 in the 2000 period. The amount was offset by a decrease in gains on sale of investments of $4,288.

Cash provided from investing activities for the three months ended March 31, 2001 was $5,338 compared to $11,076 for the three months ended March 31, 2000. The difference is primarily attributable to net sales of $1,105 of marketable securities and long-term investments in 2001 versus $8,842 in 2000. The difference is also attributable to a decrease in restricted assets of $3,202 for the three months ended March 31, 2000. The decrease in restricted assets during three months ended March 31, 2000 was primarily the result of a $2,516 reduction in a letter of credit which collateralizes a long-term lease of commercial office space.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


The capital expenditures of $2,230 for the three months ended March 31, 2001 related primarily to Ladenburg's acquisition of furniture and equipment of $1,665 and the development of the Kremlin sites of $565. BrookeMil also held $545 in restricted cash and receivables from an affiliate, at March 31, 2001, which is restricted for future investment in the Kremlin sites. The capital expenditures of $674 for the three months ended March 31, 2000 related principally to the development of the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds from the loan will be used by BrookeMil for the acquisition and preliminary development of the Kremlin sites. Through March 31, 2001, Western Realty Repin has advanced $41,425 to BrookeMil, of which Apollo has funded $29,015. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds to repay New Valley for certain expenditures on the Kremlin sites previously incurred.

Gallaher Group Plc has agreed to purchase from a subsidiary of BrookeMil land located outside Moscow, Russia for $1,500. Closing of the sale, scheduled for the second quarter of 2001, is subject to satisfaction of various regulatory requirements.

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

Cash flows used for financing activities were $7,760 for the three months ended March 31, 2001 as compared to cash flows provided from financing activities of $3,089 for the three months ended March 31, 2000. The decrease was primarily due to the repayment of notes payable of $9,996 in the 2001 period, a decrease in margin loans payable of $827 in 2001 versus an increase of $3,324 in New Valley's margin loans in 2000. The decrease was offset by the issuance of $2,478 of the participating loan in the 2001 period.

New Valley has lent Thinkcorp Holdings Corporation (formerly known as Thinking Machines Corporation), a 72.7% owned subsidiary, an additional $814, bearing interest at 15% per annum, since Thinkcorp Holdings Corporation sold its Darwin(R) software and services business to Oracle Corporation in June 1999.

On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of May 11, 2001, New Valley had repurchased 422,000 shares for approximately $1,457.

New Valley expects that its available working capital will be sufficient to fund its currently anticipated cash requirements for 2001, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

EQUITY PRICE RISK

Ladenburg maintained inventories of trading securities at March 31, 2001 with fair values of $8,566 in long positions and $2,685 in short positions. Ladenburg performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the Ladenburg's financial instruments at March 31, 2001 will not have a material adverse effect on the consolidated financial position or results of operations of New Valley.

New Valley held investment securities available for sale totaling $28,516 at March 31, 2001. Adverse market conditions could have a significant effect on the value of New Valley's investments.

New Valley also holds long-term investments in limited partnerships and limited liability companies. New Valley's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the investee entities.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

New Valley and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent New Valley's expectations or beliefs with respect to future events and financial

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, New Valley has identified under "Risk Factors" in
Item 1 of New Valley's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of New Valley.

Each of New Valley's operating businesses, Ladenburg, BrookeMil, Western Realty Development and New Valley Realty, and its interests in Western Realty Repin, are subject to intense competition, changes in consumer preferences, and local economic conditions. BrookeMil, Western Realty Development, Western Realty Repin and New Valley Realty are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Uncertainties affecting New Valley generally include, without limitation, the effect of market conditions on the salability of New Valley's investment securities, the uncertainty of other potential acquisitions and investments by New Valley, the effects of governmental regulation on New Valley's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which New Valley may become involved.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 7 to the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

      10.1 Stock Purchase Agreement, dated February 8, 2001, among GBI Capital Management Corp., New Valley Corporation, Ladenburg, Thalmann Group Inc., Berliner Effektengesellschaft AG and Ladenburg, Thalmann & Co. Inc. (incorporated by reference to
               Exhibit 10.1 in New Valley's Current Report on Form 8-K dated February 16, 2001).

      10.2 Form of 7 1/2% Convertible Promissory Note due 2005 of GBI Capital Management Corp. (incorporated by reference to Exhibit
               10.2 in New Valley's Current Report on Form 8-K dated February 16, 2001).

      10.3 Form of Pledge and Security Agreement between GBI Capital Management Corp., Ladenburg, Thalmann Group Inc., Berliner Effektengesellschaft AG, Frost-Nevada, Limited Partnership and U.S. Bank Trust National Association, as collateral agent. (incorporated by reference to Exhibit 10.3 in New Valley's Current Report on Form 8-K dated February 16, 2001).

      10.4 Proxy and Voting Agreement dated as of February 8, 2001, among New Valley Corporation, Ladenburg, Thalmann Group Inc., Berliner Effektengesellschaft AG, and the individual stockholders of GBI Capital Management Corp. signatories thereto. (incorporated by reference to Exhibit 10.4 in New Valley's Current Report on Form 8-K dated February 16, 2001).

      10.5 Irrevocable Proxy, dated as of February 8, 2001, executed by the individual stockholders of GBI Capital Management Corp. signatories thereto. (incorporated by reference to Exhibit 10.5 in New Valley's Current Report on Form 8-K dated February 16,
               2001).

      10.6 Investor Rights Agreement, dated as of February 8, 2001, among New Valley Corporation, Ladenburg, Thalmann Group Inc., Berliner Effektengesellschaft AG, GBI Capital Management Corp., Frost-Nevada, Limited Partnership and the individual stockholders of GBI Capital Management Corp. signatories thereto. (incorporated by reference to Exhibit 10.6 in New Valley's Current Report on Form 8-K dated February 16, 2001).

      10.7 Stock Purchase Agreement, dated as of February 8, 2001, by and between Ladenburg, Thalmann Group Inc. and Joseph Berland. (incorporated by reference to Exhibit 10.7 in New Valley's Current Report on Form 8-K dated February 16, 2001).

         (b) REPORTS ON FORM 8-K

            DATE                ITEMS              FINANCIAL STATEMENTS
            ----                -----              --------------------

      January 16, 2001           2,7          Western Realty Development LLC

      February 2, 2001           2,7          Western Realty Development LLC

      February 16, 2001          5,7                       None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEW VALLEY CORPORATION
                                          (Registrant)



Date:    May 11, 2001                     By:   /s/ J. BRYANT KIRKLAND III
                                                -------------------------------
                                                J. Bryant Kirkland III
                                                Vice President, Treasurer
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                   Chief Accounting Officer)