Form 10-Q
period 2001-06-30
NEW VALLEY CORP
filed 2001-08-14
CIK 106374

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         AS OF AUGUST 13, 2001, THERE WERE OUTSTANDING 22,813,063 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.

===============================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                                               PAGE
                                                                                               ----

PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of June 30,
                        2001 and December 31, 2000....................................           2

                    Condensed Consolidated Statements of Operations for the
                        three months and six months ended June 30, 2001 and                      3
                        2000..........................................................

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the six months ended
                        June 30, 2001.................................................           4

                    Condensed Consolidated Statements of Cash Flows
                        for the six months ended June 30, 2001 and 2000...............           5

                    Notes to the Condensed Consolidated Financial Statements  ........           6

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................          15

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........          21

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................          22

     Item 2.        Changes in Securities and Use of Proceeds.........................          22

     Item 4.        Submission of Matters to a Vote of Security-Holders...............          22

     Item 6.        Exhibits and Reports on Form 8-K..................................          23

SIGNATURE...........................................................................            24


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                               June 30,         December 31,
                                                                                 2001               2000
                                                                               ---------        -------------

                                     ASSETS

Current assets:
     Cash and cash equivalents .......................................         $  76,122          $  82,067
     Investment securities available for sale ........................            24,906             29,331
     Trading securities owned ........................................            12,628             18,348
     Restricted assets ...............................................               483              1,039
     Receivable from clearing brokers ................................            25,168             10,126
     Other current assets ............................................             7,350              2,865
                                                                               ---------          ---------
         Total current assets ........................................           146,657            143,776
                                                                               ---------          ---------

Investment in real estate, net .......................................           124,373            132,354
Furniture and equipment, net .........................................            12,825              8,249
Restricted assets ....................................................             3,757              3,060
Long-term investments, net ...........................................            11,256              4,654
Deferred tax assets ..................................................             6,861                466
Goodwill, net ........................................................            19,557                463
Other assets .........................................................             5,650              6,235
                                                                               ---------          ---------
         Total assets ................................................         $ 330,936          $ 299,257
                                                                               =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Margin loans payable ............................................         $   2,360          $   4,675
     Current portion of notes payable and long-term obligations ......             4,669             15,816
     Accounts payable and accrued liabilities ........................            30,692             27,001
     Prepetition claims and restructuring accruals ...................             5,325             10,229
     Income taxes ....................................................             9,814              9,765
     Securities sold, not yet purchased ..............................             7,876              3,570
                                                                               ---------          ---------
         Total current liabilities ...................................            60,736             71,056
                                                                               ---------          ---------

Notes payable ........................................................            12,008             11,900
Other long-term liabilities ..........................................            83,410             66,616
Senior convertible notes payable .....................................            11,990                 --

Commitments and contingencies ........................................                --                 --

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares
       authorized; 22,813,063 and 22,890,663 shares outstanding ......               228                229
     Additional paid-in capital ......................................           883,262            867,895
     Accumulated deficit .............................................          (724,683)          (720,710)
     Unearned compensation on stock options ..........................               (15)                --
     Accumulated other comprehensive income ..........................             4,000              2,271
                                                                               ---------          ---------
         Total stockholders' equity ..................................           162,792            149,685
                                                                               ---------          ---------
         Total liabilities and stockholders' equity ..................         $ 330,936          $ 299,257
                                                                               =========          =========







                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                        Three Months Ended               Six Months Ended
                                                                            June 30,                          June 30,
                                                                  -----------------------------     -----------------------------
                                                                      2001             2000             2001             2000
                                                                  ------------     ------------     ------------     ------------
Revenues:
     Principal transactions, net .............................    $      8,140     $      4,383     $     16,988     $     15,719
     Commissions .............................................           7,658            8,499           11,820           21,528
     Corporate finance fees ..................................           2,146            4,408            5,875            8,644
     Gain on sale of investments, net ........................             288            1,438              753            6,191
     Gain on sale of real estate, net ........................              --               --              897               --
     Income (loss) from joint venture ........................              --              211               --              (15)
     Real estate leasing .....................................           2,425              820            5,066            1,591
     Interest and dividends ..................................           2,088            1,620            4,036            3,114
     Gain on sale of assets ..................................             250              150              250              150
     Other income ............................................           2,172              871            3,738            1,019
                                                                  ------------     ------------     ------------     ------------
         Total revenues ......................................          25,167           22,400           49,423           57,941
                                                                  ------------     ------------     ------------     ------------

Cost and expenses:
     Selling, general and administrative .....................          30,563           24,637           55,854           55,239
     Interest ................................................             818            2,001            1,610            4,168
                                                                  ------------     ------------     ------------     ------------
         Total costs and expenses ............................          31,381           26,638           57,464           59,407
                                                                  ------------     ------------     ------------     ------------

Loss from continuing operations before income taxes
     and minority interests ..................................          (6,214)          (4,238)          (8,041)          (1,466)

Income tax (benefit) provision ...............................            (601)             (21)            (601)              15

Minority interests in (loss) income from continuing operations
     of consolidated subsidiaries ............................          (1,049)             (19)          (1,188)             921
                                                                  ------------     ------------     ------------     ------------
Loss from continuing operations ..............................          (4,564)          (4,198)          (6,252)          (2,402)

Discontinued operations:
     Gain on disposal of discontinued operations .............           2,279               --            2,279               --
                                                                  ------------     ------------     ------------     ------------
     Income from discontinued operations .....................           2,279               --            2,279               --
                                                                  ------------     ------------     ------------     ------------
Net loss .....................................................    $     (2,285)    $     (4,198)    $     (3,973)    $     (2,402)
                                                                  ============     ============     ============     ============

(Loss) income per Common Share (basic and diluted):
     Continuing operations ...................................    $      (0.20)    $      (0.18)    $      (0.27)    $      (0.10)
     Discontinued operations .................................            0.10               --             0.10               --
                                                                  ------------     ------------     ------------     ------------
     Net loss per Common Share ...............................    $      (0.10)    $      (0.18)    $      (0.17)    $      (0.10)
                                                                  ============     ============     ============     ============

Number of shares used in computation .........................      22,813,612       23,127,023       22,839,607       23,145,426
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

                                                                                UNEARNED        ACCUMULATED
                                                                               COMPENSATION         OTHER
                                    COMMON      PAID-IN         ACCUMULATED      ON STOCK       COMPREHENSIVE
                                    SHARES      CAPITAL          DEFICIT         OPTIONS           INCOME          TOTAL
                                    ------      -------          -------         -------        --------------     -----
Balance, December 31, 2000        $ 229        $ 867,895        $(720,710)       $ --             $2,271          $ 149,685

   Net loss ...............          --               --           (3,973)         --                 --             (3,973)

   Unrealized gain on
     investment securities           --               --               --          --              1,729              1,729

   Effect of acquisition of
     LTS ..................          --           15,171               --          --                 --             15,171

   Repurchase of Common
     Shares ...............          (1)            (272)              --          --                 --               (273)

   Adjustment to unearned
     compensation on
     stock options ........          --               15               --         (15)                --                 --

   Compensation expense
     on stock option grants          --              453               --          --                 --                453
                                  -----        ---------        ---------        ----             ------          ---------
Balance, June 30, 2001 ....       $ 228        $ 883,262        $(724,683)       $(15)            $4,000          $ 162,792
                                  =====        =========        =========        ====             ======          =========













                       See accompanying notes to condensed
                        consolidated financial statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                  -----------------------------
                                                                                    2001                 2000
                                                                                  --------             --------
Cash flows from operating activities:
   Net loss ..........................................................            $ (3,973)            $ (2,402)
   Adjustments to reconcile net loss to net cash used for
    operating activities:
     Income from discontinued operations .............................              (2,279)                  --
     Loss from joint venture .........................................                  --                   15
     Depreciation and amortization ...................................               2,152                  983
     Stock-based compensation expense ................................                 648                  321
     Gain on sale of investments .....................................                (753)              (6,191)
     Gain on sale of assets ..........................................              (1,147)                (150)
     Minority interests in income from continuing operations of
        consolidated subsidiaries ....................................              (1,188)                 921
     Changes in assets and liabilities, net of effects of dispositions and acquisitions:
           Decrease in receivables and other assets ..................               5,081                2,830
           Decrease in accounts payable and accrued liabilities ......              (6,227)              (5,456)
                                                                                  --------             --------
     Net cash used for continuing operations .........................              (7,686)              (9,129)
     Net cash provided from discontinued operations ..................                  --                   --
                                                                                  --------             --------
Net cash used for operating activities ...............................              (7,686)              (9,129)
                                                                                  --------             --------
Cash flows from investing activities:
     Sale or maturity of investment securities .......................               9,744               29,126
     Purchase of investment securities ...............................              (3,721)              (5,732)
     Purchase of long-term investments ...............................              (5,717)              (1,875)
     Sale of real estate .............................................               9,172                   --
     Purchase of real estate .........................................              (1,378)              (1,845)
     Sale of other assets ............................................                 250                  150
     Purchase of furniture and fixtures ..............................              (1,571)                (289)
     Payment of prepetition claims and restructuring accruals ........              (2,624)                (327)
     (Increase) decrease in restricted assets ........................                 (74)               3,394
     Cash acquired in acquisition of LTS .............................               5,151                   --
     Investment in joint venture .....................................                  --               (1,266)
                                                                                  --------             --------
Net cash provided from investing activities ..........................               9,232               21,336
                                                                                  --------             --------
Cash flows from financing activities:
     (Decrease) increase in margin loans payable .....................              (2,315)               4,414
     Proceeds from participating loan ................................               2,478                  313
     Prepayment of notes payable .....................................             (11,862)                (139)
     Issuance of notes payable .......................................                 824                   --
     Issuance of LTS convertible notes ...............................              10,000                   --
     Payment to Ladenburg minority stockholder .......................              (1,990)                  --
     Purchase of LTS Common Stock ....................................              (3,945)                  --
     Repurchase of Common Shares .....................................                (274)                (407)
     Expenses associated with acquisition of LTS .....................                (407)                  --
                                                                                  --------             --------
Net cash (used for) provided from financing activities ...............              (7,491)               4,181
                                                                                  --------             --------
Net (decrease) increase cash and cash equivalents ....................              (5,945)              16,388
Cash and cash equivalents, beginning of period .......................              82,067               11,512
                                                                                  --------             --------
Cash and cash equivalents, end of period .............................            $ 76,122             $ 27,900
                                                                                  ========             ========

Supplemental disclosure of non-cash activity:

Detail of LTS acquisition:
     Fair value of assets acquired ...................................            $ 46,004             $     --
     Liabilities assumed .............................................             (11,263)                  --
     Fair value of stock acquired ....................................             (34,741)                  --
                                                                                  --------             --------
       Cash paid for acquisition .....................................            $     --             $     --
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

1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The consolidated financial statements as of June 30, 2001 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

      These financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

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

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. New Valley adopted SFAS No. 133 on January 1, 2001, the effect of which did not have a material impact on its balance sheet.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization expense related to goodwill was $220 and $291 for the three and six months ended June 30, 2001.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



2.    ACQUISITION OF LADENBURG THALMANN FINANCIAL SERVICES INC.

      On May 7, 2001, GBI Capital Management Corp. ("GBI") acquired all of the outstanding common stock of the Company's 80.1% subsidiary, Ladenburg Thalmann & Co. Inc. ("Ladenburg"), for 23,218,599 shares, $10,000 cash and $10,000 principal amount of senior convertible notes due December 31, 2005, and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. ("LTS"). The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of LTS common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of LTS from the former Chairman of LTS for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of LTS, an American Stock Exchange-listed company, on a basic and fully-diluted basis, respectively.

      To provide the funds for the acquisition of the common stock of Ladenburg, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership ("Frost-Nevada") and issued to Frost-Nevada $10,000 principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 8.5% per annum and are convertible into 6,497,475 shares of LTS common stock.

     The notes issued to the Ladenburg stockholders and to Frost-Nevada are secured by a pledge of the Ladenburg stock. If, during any period of 20 consecutive trading days, the closing sale price of LTS's common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of LTS's common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest. The notes are recorded on the Company's balance sheet at June 30, 2001 at $11,990 (net of the $8,010 of notes issued to New Valley).

      The information above is based on preliminary estimates of the number of shares of LTS common stock and the conversion price of the LTS notes to be issued to the former stockholders of Ladenburg and the conversion price of the LTS note issued to Frost-Nevada. The actual number of shares and the conversion prices may be further adjusted following completion of a post-closing determination of the respective changes in the adjusted net worths of Ladenburg and LTS through April 30, 2001.

      The primary reason for the acquisition was both LTS and Ladenburg concluded that each company needed to enlarge the size of its business and the scope of services provided to maintain viability as a participant in today's financial markets.

      The transaction has been accounted for under the purchase method of accounting as a reverse acquisition. For accounting purposes, Ladenburg has been treated as the acquirer of LTS as Ladenburg's stockholders held a majority of the LTS common stock following the closing of the transaction. As of May 7, 2001, LTS is accounted for as a consolidated subsidiary of New Valley. In connection with the transaction, New Valley recorded an increase to stockholders' equity of $15,171.

      Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations. Goodwill of $19,385 has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is amortized on the straight line basis over 20 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimates of fair value. The actual allocation may be different from preliminary allocation due to refinements in the estimate of the fair values of assets acquired and accrued liabilities assumed; however, such differences are not expected to be material.

      The preliminary allocation of the purchase price has been summarized in the following tables:

             CALCULATION OF PURCHASE PRICE:

              Common stock ...............................     $ 32,912
              Stock options ..............................        1,422
              Transaction costs ..........................          407
                                                               --------

                  Total purchase price ...................     $ 34,741
                                                               ========


            PRELIMINARY ALLOCATION OF PURCHASE PRICE:

              Assets:
                LTS's assets .............................     $ 26,619
                Goodwill and other intangible assets .....       19,385

              Liabilities:
                LTS's liabilities ........................      (11,263)
                                                               --------

                  Total purchase price ...................     $ 34,741
                                                               ========

      Pro forma information giving effect to the acquisition as if the acquisition has occurred on January 1, 2000 is presented in Note 12 to these Condensed Consolidated Financial Statements.

3.    INVESTMENT IN WESTERN REALTY

      WESTERN REALTY DEVELOPMENT LLC

      In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Development") to make real estate and other investments in Russia. The Company agreed to contribute the real estate assets of its subsidiary BrookeMil, including Ducat Place II and the site for Ducat Place III, to Western Realty Development and Apollo agreed to contribute up to $72,021, including the investment in Western Realty Repin discussed below.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      Western Realty Development has three classes of equity: Class A interests, representing 30% of the ownership of Western Realty Development, and Class B and Class C interests, which collectively represent 70% of the ownership of Western Realty Development. Prior to December 29, 2000, Apollo owned the Class A interests, New Valley owned the Class B interests and BrookeMil owned the Class C interests. On December 29, 2000, WRD Holding Corporation, a wholly-owned subsidiary of New Valley, purchased for $4,000, 29/30ths of the Class A Interests of Western Realty Development previously held by Apollo. WRD Holding paid the purchase price of $4,000 with a promissory note due November 30, 2005. The note, which is secured by a pledge of the purchased Class A interests, bears interest at a rate of 7% per annum, compounded annually; interest is payable only to the extent of available cash flow from distributions from Western Realty Development. In addition, upon the maturity date of the note or, if earlier, upon the closing of various liquidity events, including sales of interests in or assets of, or a business combination or financing involving, Western Realty Development, additional interest will be payable under the note. The additional interest would be in an amount equal to 30% of the excess, if any, of the proceeds from a liquidity event occurring prior to the maturity of the note or the appraised fair market value of Western Realty Development, at maturity, over $13,750. The note is classified in other long-term liabilities in the consolidated balance sheet. Apollo and New Valley also agreed to loan Western Realty Development on an equal basis any additional funds required to pay off its existing indebtedness at an interest rate of 15% per annum.

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

      Summarized financial information for the three and six month periods ended June 30, 2000 for Western Realty Development follows:

                                        THREE MONTHS         SIX MONTHS
                                            ENDED              ENDED
                                        JUNE 30, 2000      JUNE 30, 2000
                                        -------------      -------------

          Revenues...................       $2,994            $5,384
          Costs and expenses.........        2,288             4,458
          Other income...............        1,464             2,876
          Income tax provision.......           --                --
          Net income (loss)..........        2,186             3,802

      WESTERN REALTY REPIN LLC

      In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BrookeMil. BrookeMil has used the proceeds of the loan for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. The Kremlin sites are expected to be developed as a residential and hotel complex, subject to market conditions and the availability of financing. BrookeMil owned 100% of both sites at June 30, 2001.

      Through June 30, 2001, Western Realty Repin had advanced $41,425 to BrookeMil, of which $29,015 was funded by Apollo and was classified in other long-term obligations in the consolidated balance sheet. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



      subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay the Company for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

      As of June 30, 2001, BrookeMil had invested $37,043 in the Kremlin sites and held $462 in cash and receivables from an affiliate, which were restricted for future investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

      The Company has accounted for the formation of Western Realty Repin as a financing by Apollo through a participating interest to be received from the Kremlin sites. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty Repin is treated as interest cost in the consolidated statement of operations to the extent of New Valley's net investment in the Kremlin sites. BrookeMil's historical cost in the Kremlin sites is $37,505 at June 30, 2001 and the amount of the participating loan recorded in the consolidated balance sheet at June 30, 2001 is $38,605. Apollo is entitled to additional preferences of approximately $7,858 related to the Kremlin sites at June 30, 2001.

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

      Gallaher Group Plc has agreed to purchase from a subsidiary of BrookeMil land located outside Moscow, Russia for $1,500. Final closing of the sale, scheduled for the third quarter of 2001, is subject to satisfaction of various regulatory requirements.

4.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized losses on sales of investment securities available for sale of $595 and $130 for the three and six months ended June 30, 2001, respectively, and realized gains on sales of investment securities available for sale of $1,438 and $6,191 for the three and six months ended June 30, 2000, respectively.

      The components of investment securities available for sale at June 30, 2001 are as follows:

                                                                       GROSS          GROSS
                                                                     UNREALIZED    UNREALIZED        FAIR
                                                         COST           GAIN          LOSS           VALUE
                                                         ----        ----------    -----------       -----

          Marketable equity securities.................  $20,906     $    1,055    $    1,945      $  20,016
          Marketable warrants..........................       --          4,890            --          4,890
                                                         -------      ---------   ------------     ---------
          Investment securities........................  $20,906     $    5,945    $    1,945      $  24,906
                                                         =======      =========     =========       ========


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


5.    INVESTMENT IN REAL ESTATE AND NOTES PAYABLE

      The components of the Company's investment in real estate and the related notes payable collateralized by such real estate at June 30, 2001 are as follows:

                                                RUSSIAN
                                                 REAL              SHOPPING
                                                ESTATE              CENTER                  TOTAL
                                                ------              -------                 -----
Land .............................            $  53,963             $  2,510             $  56,473
Buildings ........................               65,135               11,199                76,334
                                              ---------             --------             ---------
     Total .......................              119,098               13,709               132,807
Less accumulated depreciation ....               (6,510)              (1,924)               (8,434)
                                              ---------             --------             ---------
     Net investment in real estate            $ 112,588             $ 11,785             $ 124,373
                                              ---------             --------             ---------
Notes payable ....................            $   5,412             $ 11,265             $  16,677
Current portion of notes payable .                4,588                   81                 4,669
                                              ---------             --------             ---------
Notes payable - long-term portion             $     824             $ 11,184             $  12,008
                                              =========             ========             =========


      In February 2001, the Company sold its Royal Palm Beach, Florida shopping center for $9,500 before closing adjustments and expenses and recorded a gain of $897 for the six months ended June 30, 2001. Notes payable relating to the shopping center with a balance of $8,226 at December 31, 2000 were repaid upon closing.

      On May 31, 2001, Western Realty Development's Russian subsidiary entered into a credit agreement with ZAO Raiffeisenbank Austria. The credit agreement, which provides for borrowings of up to $12,000, will be used to refinance the subsidiary's present facility with SBS-Agro Bank and to repay intercompany indebtedness. Borrowings under the credit agreement will bear interest at a rate of LIBOR plus six percent and will be collateralized by a mortgage on Ducat Place II. An initial borrowing of $2,100 was made under the facility in July 2001. Principal payments will be due under the credit agreement in 20 equal quarterly installments, with all remaining amounts due on June 30, 2006.

6.    LONG-TERM INVESTMENTS

      At June 30, 2001, long-term investments consisted primarily of investments in limited partnerships of $11,256. The Company is an investor in one limited partnership where it is required to make additional investments of up to an aggregate of $7,350 at June 30, 2001. In the second quarter of 2001, the Company recognized a gain of $883 on the liquidation of an investment in a limited partnership. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $6,163 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)





7.    OTHER LONG-TERM LIABILITIES

      The components of other long-term liabilities, excluding notes payable, are as follows:

                                                             JUNE 30, 2001             DECEMBER 31, 2000
                                                        ------------------------     ----------------------
                                                        LONG-TERM      CURRENT      LONG-TERM      CURRENT
                                                         PORTION       PORTION       PORTION       PORTION
                                                         -------       -------       -------       -------
Retiree and disability obligations..............        $  3,255        $  500      $  3,533        $  500
Minority interests..............................          20,956            --         6,322            --
Participating loan payable......................          38,605            --        36,127            --
Note payable for Western Realty
    Development Class A interests...............          19,929            --        19,968            --
Other long-term liabilities.....................             665            --           666            --
                                                         -------     ---------      --------     ---------
Total other long-term liabilities...............         $83,410     $     500       $66,616     $     500
                                                         =======     =========      ========     =========

8.    SALE OF THINKCORP HOLDINGS' ASSETS

      On June 2, 1999, Thinkcorp Holdings Corporation (formerly known as Thinking Machines Corporation), a 72.7%-owned subsidiary, sold substantially all of its assets consisting of its Darwin(R) software and services business to Oracle Corporation. In June 2000, Thinkcorp Holdings recognized a $150 gain related to Oracle's payment of the first installment of $150 from the $400 of the purchase price escrowed in connection with the sale. In June 2001, Thinkcorp Holdings recognized a $250 gain related to Oracle's payment of the remaining portion of the escrowed funds. Thinkcorp Holdings used the funds to repay a portion of its indebtedness to New Valley.

9.    CONTINGENCIES

      LAWSUITS

      In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke Group Holding Inc. ("Brooke Group Holding"), an indirect wholly-owned subsidiary of Vector Group Ltd., the Company's principal stockholder, in the Delaware Chancery Court by a stockholder of the Company. The suit alleges that the Company's purchase of the BrookeMil shares from Brooke (Overseas) Ltd., which was then an indirect subsidiary of Brooke Group Holding, in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks a declaration that the Company's directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. Brooke Group Holding and the Company believe that the allegations in the case are without merit. Discovery in the case has commenced.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      In July 1999, a purported class action was commenced on behalf of the Company's former Class B preferred shareholders against the Company, Brooke Group Holding and certain directors and officers of the Company in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of the Company's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of compensatory damages as well as all costs and fees. The Court has dismissed six of plaintiff's nine claims alleging inadequate disclosure in the proxy statement. Brooke Group Holding and the Company believe that the remaining allegations are without merit. Discovery in the case has commenced.

      Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      As of June 30, 2001, New Valley had $5,325 of prepetition bankruptcy-related claims and restructuring accruals including claims for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

      The Company is a defendant in various lawsuits and may be subject to unasserted claims primarily in connection with its activities as a securities broker-dealer and participation in public underwritings. These lawsuits and claims involve substantial or indeterminate amounts and are in varying stages of legal proceedings. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


      a number of open matters may exist, however, management believes that adequate provision has been made for all material liabilities. Tax years remain open to review by the authorities for three years.

10.   BUSINESS SEGMENT INFORMATION

      The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three and six months ended June 30, 2001 and 2000. The acquired operations of LTS are included in broker-dealer operations commencing May 7, 2001. The operations of BrookeMil are included in real estate operations, while the Company's interest in Western Realty Development, which was accounted for on the equity method prior to December 29, 2000, is included in corporate and other activities for the 2000 period. The activities of Western Realty Development are included in real estate operations for the 2001 period.


                                                BROKER-                    CORPORATE
                                                DEALER      REAL ESTATE     AND OTHER        TOTAL
                                                ------      -----------     ---------        -----

      THREE MONTHS ENDED JUNE 30, 2001
      Revenues .......................      $ 21,168       $   2,517       $   1,482       $  25,167
      Operating loss..................        (3,688)           (711)         (1,815)         (6,214)
      Depreciation and
         amortization ................           315             648               1             964

      THREE MONTHS ENDED JUNE 30, 2000
      Revenues .......................      $ 20,031       $     820       $   1,549       $  22,400
      Operating income (loss) ........           163          (2,113)         (2,288)         (4,238)
      Depreciation and
         amortization ................           217             330               7             554

      SIX MONTHS ENDED JUNE 30, 2001
      Revenues .......................      $ 40,078       $   6,055       $   3,290       $  49,423
      Operating loss .................        (4,052)           (630)         (3,359)         (8,041)
      Identifiable assets ............        94,406        $129,261        $107,269         330,936
      Depreciation and
         amortization ................           820           1,328               4           2,152
      Capital expenditures ...........         1,571           1,378              --           2,949

      SIX MONTHS ENDED JUNE 30, 2000
      Revenues .......................      $ 51,318       $   1,591       $   5,032       $  57,941
      Operating income (loss) ........         5,046          (4,096)         (2,416)         (1,466)
      Identifiable assets ............        44,753          58,493         120,039         223,285
      Depreciation and
         amortization ................           437             532              14             983
      Capital expenditures ...........           289           1,845              --           2,134




11.   INCOME FROM DISCONTINUED OPERATIONS

      The Company recorded a gain on disposal of discontinued operations of $2,279 for the three and six months ended June 30, 2001 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various tax accruals previously established.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



12.   PRO FORMA FINANCIAL INFORMATION

      The following table presents unaudited pro forma results from continuing operations as if WRD Holding Corporation's acquisition of 29/30ths of the Class A Interests of Western Realty Development and the acquisition of LTS had occurred on January 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of such date.

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                            ---------------------------    -------------------------
                                               2001           2000           2001            2000
                                             --------       --------       --------       ---------
      Revenues ........................      $ 33,699       $ 46,108       $ 68,325       $ 137,985
                                             ========       ========       ========       =========
      Loss from continuing operations .      $ (5,568)      $ (3,795)      $ (7,979)      $  (1,826)
                                             ========       ========       ========       =========
      Loss from continuing operations
         per common share .............      $  (0.24)      $  (0.16)      $  (0.35)      $   (0.08)
                                             ========       ========       ========       =========


13.   COMPREHENSIVE INCOME

      Comprehensive income of the Company includes net income and net changes in the value of investment securities available for sale that have not been included in net income. Comprehensive loss applicable to Common Shares for the three and six months ended June 30, 2001 and 2000 is as follows:


                                       THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                      ---------------------------   -------------------------
                                           2001          2000          2001          2000
                                         -------       -------       -------       -------
      Net loss ....................      $(2,285)      $(4,198)      $(3,973)      $(2,402)
      Net change in unrealized gain
         on investment securities .        1,604           676         1,729         5,236
                                         -------       -------       -------       -------
      Total comprehensive loss.....      $  (681)      $(3,522)      $(2,244)      $ 2,834
                                         =======       =======       =======       =======

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

RECENT DEVELOPMENTS

ACQUISITION OF LADENBURG THALMANN FINANCIAL SERVICES INC. On May 7, 2001, GBI Capital Management Corp. ("GBI") acquired all of the outstanding common stock of the Company's 80.1% subsidiary, Ladenburg, for 23,218,599 shares, $10,000 cash and $10,000 principal amount of senior convertible notes due December 31, 2005, and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. ("LTS"). The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of LTS common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of LTS from the former Chairman of LTS for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of LTS, an American Stock Exchange-listed company, on a basic and fully-diluted basis, respectively.

To provide the funds for the acquisition of the common stock of Ladenburg, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership ("Frost-Nevada") and issued to Frost-Nevada $10,000 principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 8.5% per annum and are convertible into 6,497,475 shares of LTS per annum and common stock. These notes, together with the notes issued to the Ladenburg stockholders, are secured by a pledge of the Ladenburg stock.

The information above is based on preliminary estimates of the number of shares of LTS common stock and the conversion price of the LTS notes to be issued to the former stockholders of Ladenburg and the conversion price of the LTS note issued to Frost-Nevada. The actual number of shares and the conversion prices may be adjusted following completion of a post-closing determination of the respective changes in the adjusted net worths of Ladenburg and LTS through April 30, 2001.

The transaction has been accounted for under the purchase method of accounting as a reverse acquisition. For accounting purposes, Ladenburg has been treated as the acquirer of LTS as Ladenburg's stockholders held a majority of the LTS common stock following the closing of the transaction. As of May 7, 2001, LTS is accounted for as a consolidated subsidiary of New Valley.

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

SALE OF SHOPPING CENTER. In February 2001, the Company sold its Royal Palm Beach, Florida shopping center for $9,500 before closing adjustments and expenses and recorded a gain of $897 for the six months ended June 30, 2001.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2001 and 2000, the results of operations of New Valley's primary operating units, which included LTS from May 7, 2001 and Ladenburg prior to that date (broker-dealer) and New Valley's U.S. shopping centers, Western Realty Development and BrookeMil (real estate), are summarized below. The operations of BrookeMil are included in real estate operations, while the Company's interest in Western Realty Development, which was accounted for on the equity method prior to December 29, 2000, is included in corporate and other activities for the 2000 period. The activities of Western Realty Development are included in real estate operations for the 2001 period.


                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       ---------------------------    -------------------------
                                           2001           2000           2001           2000
                                         --------       --------       --------       --------
Broker-dealer:
    Revenues ......................      $ 21,168       $ 20,031       $ 40,078       $ 51,318
    Expenses ......................        24,856         19,868         44,130         46,272
                                         --------       --------       --------       --------
    Operating (loss) income before
       taxes and minority interests      $ (3,688)      $    163       $ (4,052)      $  5,046
                                         ========       ========       ========       ========
Real estate:
    Revenues ......................      $  2,517       $    820       $  6,055       $  1,591
    Expenses ......................         3,228          2,933          6,685          5,687
                                         --------       --------       --------       --------
    Operating loss before taxes
       and minority interests .....      $   (711)      $ (2,113)      $   (630)      $ (4,096)
                                         ========       ========       ========       ========
Corporate and other:
    Revenues ......................      $  1,482       $  1,549       $  3,290       $  5,032
    Expenses ......................         3,297          3,837          6,649          7,448
                                         --------       --------       --------       --------
    Operating loss before taxes
       and minority interests .....      $ (1,815)      $ (2,288)      $ (3,359)      $ (2,416)
                                         ========       ========       ========       ========



THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

Consolidated total revenues were $25,167 for the three months ended June 30, 2001 versus $22,400 for the same period last year. The increase in revenues of $2,767 is attributable primarily to the $1,137 increase in revenues from LTS and increased real estate revenues of $1,697.

LTS's revenues for the second quarter of 2001 increased $1,137 as compared to Ladenburg's revenues for the second quarter of 2000 primarily as a result of an increase in principal transactions of $3,757 offset by a decrease in corporate finance fees of $2,107 and in commissions of $841. The increase in principal transactions was primarily the result of the LTS acquisition, which added an additional $2,357 of principal transactions from the acquired operations of LTS, and the expansion of Ladenburg's trading and brokerage activities. The decrease in commissions was primarily the result of a less active market for equity securities offset by the impact of the acquisition of LTS, which provided $4,724 of additional commission income. The decrease in corporate finance fees was primarily due to the decrease in capital markets activity for the three months ended June 30, 2001.

LTS's expenses for the second quarter of 2001 increased $4,988 as compared to Ladenburg's expenses for the second quarter of 2000 due primarily to increases in brokerage and clearing expenses of $2,047 and compensation expense of $1,732 associated with the acquired operations of LTS.

Revenues from the real estate operations for the second quarter of 2001 increased $1,697 from the second quarter of 2000. The increase was primarily due to the inclusion of rental revenue of $2,100 from Western Realty Development offset by lower revenues as a result of the sale of one of New Valley's two U.S. shopping centers. Expenses of the real estate operations increased $295 due primarily to the inclusion of expenses of $2,208 from Western Realty Development offset by lower expenses as a result of the sale of the shopping center and lower expenses from BrookeMil. BrookeMil incurred expenses of $94 and $1,672 for the three months ended June 30, 2001 and 2000, respectively, which were related to the Kremlin sites. BrookeMil's expenses for the 2000 period consisted primarily of accrued interest expense of $1,277 associated with the participating loan from Western Realty Repin to BrookeMil in connection with the development of the Kremlin sites.

Corporate and other revenues of $1,482 for the second quarter of 2001 consisted primarily of net gains on investments of $288, interest and dividends income of $1,039. Corporate and other expenses of $3,297 for the second quarter of 2001 consisted primarily of employee compensation and benefits of $1,835.

Corporate and other revenues of $1,549 for the second quarter of 2000 consisted primarily of net gains on investments of $1,438, interest and dividends income of $288 and income from joint venture of $211. Corporate revenues in the 2000 period were offset by $1,335 of losses from internet-related investees accounted for on the equity method. Corporate and other expenses of $3,837 for the second quarter of 2000 included employee compensation and benefits of $1,698.

Income tax benefit for the second quarter of 2001 was $601 versus income tax benefit of $21 for the second quarter of 2000. The income tax benefit related to the recognition of $834 of income tax benefit of Ladenburg's net operating loss for the period from May 7, 2001 to June 30, 2001 offset by Russian profits tax expense of $233. Prior to May 7, 2001, Ladenburg participated in the consolidated federal income tax return of New Valley, which fully reserves federal deferred tax assets based on its amount of net operating losses. As a result of the LTS acquisition, New Valley's ownership of Ladenburg was decreased from 80.1% to 53.6% and Ladenburg is no longer permitted to participate in the filing of New Valley's consolidated federal income tax return. Because management believes it is more likely than not that such net operating losses of Ladenburg will be used in the future, no valuation allowance has been established against such losses and an income tax benefit has been recognized. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Consolidated total revenues were $49,423 for the six months ended June 30, 2001 versus $57,941 for the same period last year. The decrease in revenues of $8,518 is attributable primarily to the $11,240 decrease in revenues from LTS offset by increased real estate revenues of $4,464.

LTS's revenues for the first six months of 2001 decreased $11,240 as compared to Ladenburg's revenues for the first six months of 2000 primarily due to decreases in commissions of $9,708 and corporate finance fees of $2,678 offset by an increase in principal transactions of $1,269. The increase in principal transactions was primarily the result of the LTS acquisition, which added an additional $2,357 of principal transactions from the acquired operations of LTS, and the expansion of Ladenburg's trading and brokerage activities. The decrease in commissions was primarily the result of a less active market in equity securities offset by the impact of the acquisition of LTS, which provided $4,724 of additional commission income. The decrease in corporate finance fees was primarily due to the decrease in capital markets activity for the six months ended June 30, 2001.

LTS's expenses for the first six months of 2001 decreased $2,142 as compared to Ladenburg's expenses for the first six months of 2000 due primarily to a decrease in compensation expense of $5,759 offset by increased brokerage and clearing expenses of $2,654. Compensation expense decreased due to an increase in performance-based compensation and was offset by increased compensation, brokerage and clearing expenses associated with the acquired operations of LTS.

Revenues from the real estate operations for the first six months of 2001 increased $4,464 primarily due to the inclusion of $4,044 of rental revenue from Western Realty Development and the gain of $897 from the sale of one of the Company's two U.S. shopping centers. Expenses of the real estate operations decreased $1,268 due primarily due to lower expense of $2,886 from BrookeMil and lower expenses due to the sale of the shopping center. BrookeMil incurred expenses of $406 and $3,290 for the six months ended June 30, 2001 and 2000, respectively, which were related to the Kremlin sites. BrookeMil's expenses for the 2000 period consisted primarily of accrued interest expense of $2,873 associated with the participating loan from Western Realty Repin.

For the first six months of 2001, the Company's revenues of $3,290 related to corporate and other activities consisted primarily of net gains on investments of $753 and interest and dividends income of $2,241. Corporate and other expenses of $6,649 for the first six months of 2001 consisted primarily of employee compensation and benefits of $3,547.

For the first six months of 2000, the Company's revenues of $5,032 related to corporate and other activities consisted primarily of net gains on investments of $753 and interest and dividends income of $670. Corporate revenues in the 2000 period were offset by $2,813 of losses from internet-related investees accounted for on the equity method. Corporate and other expenses of $7,448 for the first six months of 2000 included employee compensation and benefits of $3,233.

Income tax benefit for the first six months of 2001 was $601 versus income tax expense of $15 for the first six months of 2000. The income tax benefit related to the recognition of $834 of income tax benefit of Ladenburg's net operating loss for the period from May 7, 2001 to June 30, 2001 offset by Russian profits tax expense of $233. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

The Company recorded a gain on disposal of discontinued operations of $2,279 in the six months ended June 30, 2001 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various tax accruals previously established.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2001, New Valley's cash and cash equivalents decreased from $82,067 to $76,122 due primarily to an increased net loss from continuing operations of $3,850.

Cash used for operating activities for the six months ended June 30, 2001 was $7,686 as compared to $9,129 from the prior year. The difference is primarily due to lower gains on the sale of investments of $4,441 offset by changes in minority interest in operations of subsidiaries of $2,109.

Cash provided from investing activities for the six months ended June 30, 2001 was $9,232 compared to $21,336 for the six months ended June 30, 2000. The difference is primarily attributable to net sales of $306 of marketable securities and long-term investments in 2001 versus $21,519 in 2000. The difference is also attributable to a decrease in restricted assets of $3,202 for the six months ended June 30, 2000. The decrease in restricted assets during the 2000 period was primarily the result of a $2,516 reduction in a letter of credit which collateralizes a long-term lease of commercial office space. The amount was offset by the sale of one of the Company's two U.S. shopping centers in 2001 and cash acquired in the LTS acquisition of $5,151.

The Company is an investor in a limited partnership where it is required to make additional investments of up to an aggregate of $7,350 at June 30, 2001.

The capital expenditures of $2,949 for the six months ended June 30, 2001 related primarily to Ladenburg's acquisition of furniture and equipment of $1,571 and development costs for the Kremlin sites of $1,378. BrookeMil also held $462 in restricted cash and receivables from an affiliate, at June 30, 2001, which is restricted for future investment in the Kremlin sites. The capital expenditures of $2,134 for the six months ended June 30, 2000 related principally to the development of the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

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

Gallaher Group Plc has agreed to purchase from a subsidiary of BrookeMil land located outside Moscow, Russia for $1,500. Final closing of the sale, scheduled for the third quarter of 2001, is subject to satisfaction of various regulatory requirements.

Cash flows used for financing activities were $7,491 for the six months ended June 30, 2001 as compared to cash flows provided from financing activities of $4,181 for the six months ended June 30, 2000. The decrease was primarily due to the repayment of notes payable of $11,862 in the 2001 period, a decrease in margin loans payable of $2,315 in 2001 versus an increase of $4,414 in margin loans in 2000. The decrease was offset by the issuance of $10,000 of convertible notes of LTS to Frost-Nevada in 2001 and borrowings of $2,478 under the participating loan in the 2001 period.

On May 31, 2001, Western Realty Development's Russian subsidiary entered into a credit agreement with ZAO Raiffeisenbank Austria. The credit agreement, which provides for borrowings of up to $12,000, will be used to refinance the subsidiary's present facility with SBS-Agro Bank and to repay intercompany indebtedness. Borrowings under the credit agreement will bear interest at a rate of LIBOR plus six percent and will be collateralized by a mortgage on Ducat Place II. An initial borrowing of $2,100 was made under the facility in July 2001. Principal payments will be due under the credit agreement in 20 equal quarterly installments, with all remaining amounts due on June 30, 2006.

New Valley has lent Thinkcorp Holdings Corporation (formerly known as Thinking Machines Corporation), a 72.7% owned subsidiary, additional funds ($577 outstanding at June 30, 2001) bearing interest at 15% per annum, since Thinkcorp Holdings Corporation sold its Darwin(R) software and services business to Oracle Corporation in June 1999.

On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of August 10, 2001, New Valley had repurchased 422,000 shares for approximately $1,457.

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

Current and proposed underwriting, corporate finance, merchant banking and other commitments are subject to due diligence reviews by LTS's senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. New Valley monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

EQUITY PRICE RISK

LTS maintained inventories of trading securities at June 30, 2001 with fair values of $12,628 in long positions and $7,876 in short positions. LTS performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the LTS's financial instruments at June 30, 2001 will not have a material adverse effect on the consolidated financial position or results of operations of New Valley.

New Valley held investment securities available for sale totaling $24,906 at June 30, 2001. Adverse market conditions could have a significant effect on the value of New Valley's investments.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 9 to the "Notes to the Condensed Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the three months ended June 30, 2001.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         During the second quarter of 2001, the Company submitted certain matters to a vote of security holders at its Annual Meeting of Stockholders held on June 4, 2001. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

         At the Annual Meeting, every holder of record of Common Shares of the Company at the close of business on April 17, 2001 was entitled to vote, in person or by proxy, one vote for each Common Share, as the case may be, held by such holder. As of the record date, the Company had outstanding 22,813,063 Common Shares.

         The holders of a majority of the outstanding shares entitled to vote at the Annual Meeting were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the Annual Meeting, as indicated in the following table:

                                  PRESENT IN PERSON OR REPRESENTED BY PROXY
                                  -----------------------------------------
                     SHARES              NO. OF               PERCENT
                  OUTSTANDING            SHARES              OF VOTES
                  -----------            ------              --------
Common Shares     22,813,063           20,960,929             91.88%


1. Eight nominees were elected as directors of the Company by a plurality of the votes cast by the holders of Common Shares to serve until the next annual stockholders' meeting:

                                               VOTED FOR DIRECTORS                    VOTE WITHHELD
                                        --------------------------------    --------------------------------
                                        NO. OF VOTES    PERCENT OF VOTES    NO. OF VOTES    PERCENT OF VOTES
                                        ------------    ----------------    ------------    ----------------

         Henry C. Beinstein              20,625,848          98.40%           335,081             1.60%

         Arnold I. Burns                 20,625,830          98.40%           335,099             1.60%

         Ronald J. Kramer                20,625,846          98.40%           335,083             1.60%

         Richard J. Lampen               20,625,827          98.40%           335,102             1.60%

         Bennett S. LeBow                20,623,571          98.39%           337,358             1.61%

         Howard M. Lorber                20,625,802          98.40%           335,127             1.60%

         Barry W. Ridings                20,625,846          98.40%           335,083             1.60%

         Victor M. Rivas                 20,625,849          98.40%           335,080             1.60%



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              10.1 Amendment No. 1 to the Stock Purchase Agreement, dated April 25, 2001, among GBI Capital Management Corp., New Valley Corporation, Ladenburg, Thalmann Group, Inc., Berliner Effektengesellschaft AG and Ladenburg, Thalmann & Co., Inc. (incorporated by reference to Exhibit 10.6 to New Valley's Form 8-K dated May 7, 2001).

              10.2 7.50% Convertible Promissory Note due December 31, 2005 in the principal amount of $8,010,000 of Ladenburg Thalmann Financial Services Inc. (formerly known as GBI Capital Management Corp.) payable to Ladenburg, Thalmann Group Inc. (incorporated by reference to Exhibit 10.2 to New Valley's Form 8-K/A dated July 20, 2001).

              23 Consent of Goldstein Golub Kessler LLP relating to New Valley Corporation's Registration Statement on Form S-8 (No. 333-46370) and Registration Statement on Form S-3 (No. 333-79837) (incorporated by reference to Exhibit 23 to New Valley's Form 8-K dated May 7, 2001).

         (b) REPORTS ON FORM 8-K

                   DATE             ITEMS            FINANCIAL STATEMENTS
                   ----             -----            --------------------

                May 7, 2001         5, 7         GBI Capital Management Corp.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NEW VALLEY CORPORATION
                                                 (Registrant)



Date:    August 13, 2001                    By:  /s/ J. BRYANT KIRKLAND III
                                                 ------------------------------
                                                 J. Bryant Kirkland III
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                    Chief Accounting Officer)