Form 10-Q
period 2001-09-30
NEW VALLEY CORP
filed 2001-11-14
CIK 106374

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     AS OF NOVEMBER 13, 2001, THERE WERE OUTSTANDING 22,813,063 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.

================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----
PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets as of September 30,
                        2001 and December 31, 2000....................................           3

                    Condensed Consolidated Statements of Operations for the
                        three months and nine months ended September 30,                         4
                        2001 and 2000.................................................

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the nine months ended
                        September 30, 2001............................................           5

                    Condensed Consolidated Statements of Cash Flows for
                        the nine months ended September 30, 2001 and 2000.............           6

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................           7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................          18

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........          24

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................          25

     Item 2.        Changes in Securities and Use of Proceeds.........................          25

     Item 6.        Exhibits and Reports on Form 8-K..................................          25

SIGNATURE...........................................................................            26



                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                              September 30,        December 31,
                                                                              -------------        ------------
                                                                                  2001                2000
                                                                                ---------           ---------
                                     ASSETS
Current assets:
     Cash and cash equivalents .......................................          $  75,458           $  82,067
     Investment securities available for sale ........................             20,975              29,331
     Trading securities owned ........................................              8,724              18,348
     Restricted assets ...............................................                483               1,039
     Receivable from clearing brokers ................................             17,717              10,126
     Other current assets ............................................              7,837               2,865
                                                                                ---------           ---------
         Total current assets ........................................            131,194             143,776
                                                                                ---------           ---------

Investment in real estate, net .......................................            122,687             132,354
Furniture and equipment, net .........................................             13,047               8,249
Restricted assets ....................................................              4,426               3,060
Long-term investments, net ...........................................             10,080               4,654
Deferred tax assets ..................................................              7,273                 466
Goodwill, net ........................................................             19,235                 463
Other assets .........................................................              6,530               6,235
                                                                                ---------           ---------
         Total assets ................................................          $ 314,472           $ 299,257
                                                                                =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Margin loans payable ............................................          $   2,647           $   4,675
     Current portion of notes payable and long-term obligations ......              2,822              15,816
     Accounts payable and accrued liabilities ........................             27,820              27,001
     Prepetition claims and restructuring accruals ...................              5,315              10,229
     Income taxes ....................................................              9,710               9,765
     Securities sold, not yet purchased ..............................              2,283               3,570
                                                                                ---------           ---------
         Total current liabilities ...................................             50,597              71,056
                                                                                ---------           ---------

Notes payable - real estate ..........................................             18,513              11,900
LTS notes payable ....................................................             14,490                  --
Other long-term liabilities ..........................................             80,750              66,616

Commitments and contingencies ........................................                 --                  --

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares
       authorized; 22,813,063 and 22,890,663 shares outstanding ......                228                 229
     Additional paid-in capital ......................................            883,501             867,895
     Accumulated deficit .............................................           (730,300)           (720,710)
     Unearned compensation on stock options ..........................                (22)                 --
     Accumulated other comprehensive (loss) income ...................             (3,285)              2,271
                                                                                ---------           ---------
         Total stockholders' equity ..................................            150,122             149,685
                                                                                ---------           ---------
         Total liabilities and stockholders' equity ..................          $ 314,472           $ 299,257
                                                                                =========           =========




                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                        Three Months Ended              Nine Months Ended
                                                                            September 30,                  September 30,
                                                                  -----------------------------     -----------------------------
                                                                      2001            2000              2001             2000
                                                                  ------------     ------------     ------------     ------------
Revenues:
     Principal transactions, net .............................    $      3,261     $      5,051     $     20,249     $     20,770
     Commissions .............................................           9,826            6,533           21,646           28,061
     Corporate finance fees ..................................           2,281            4,130            8,156           12,774
     (Loss) gain on sale of investments, net .................            (287)             108              466            6,299
     Income from joint venture ...............................              --           52,427               --           52,412
     Real estate leasing .....................................           2,538              778            7,604            2,369
     Gain on sale of real estate .............................              --               --              897               --
     Interest and dividends ..................................           1,694            2,527            5,730            5,641
     Gain on sale of assets ..................................              --               --              250              150
     Other income (loss) .....................................           1,656             (571)           5,394              448
                                                                  ------------     ------------     ------------     ------------
         Total revenues ......................................          20,969           70,983           70,392          128,924
                                                                  ------------     ------------     ------------     ------------
Cost and expenses:
     Selling, general and administrative .....................          30,787           22,577           86,641           77,816
     Interest ................................................           1,030            1,281            2,640            5,449
                                                                  ------------     ------------     ------------     ------------
         Total costs and expenses ............................          31,817           23,858           89,281           83,265
                                                                  ------------     ------------     ------------     ------------
(Loss) income from continuing operations before income taxes
     and minority interests ..................................         (10,848)          47,125          (18,889)          45,659
Income tax (benefit) provision ...............................          (2,507)             (13)          (3,108)               2
Minority interests in (loss) income from continuing operations
     of consolidated subsidiaries ............................          (2,724)             (86)          (3,912)             835
                                                                  ------------     ------------     ------------     ------------
(Loss) income from continuing operations .....................          (5,617)          47,224          (11,869)          44,822
Discontinued operations:
     Gain on disposal of discontinued operations .............              --            2,279               --
                                                                  ------------     ------------     ------------     ------------
                                                                                                                     ------------
     Income from discontinued operations .....................              --            2,279               --
                                                                  ------------     ------------     ------------     ------------
                                                                                                                     ------------
Net (loss) income applicable to Common Shares ................    $     (5,617)    $     47,224     $     (9,590)    $     44,822
                                                                  ============     ============     ============     ============
(Loss) income per Common Share (basic):
     Continuing operations ...................................    $      (0.25)    $       2.06     $      (0.52)    $       1.94
     Discontinued operations .................................              --               --             0.10               --
                                                                  ------------     ------------     ------------     ------------
     Net (loss) income per Common Share ......................    $      (0.25)    $       2.06     $      (0.42)    $       1.94
                                                                  ============     ============     ============     ============
Number of shares used in computation .........................      22,813,063       22,977,696       22,830,662       23,089,108
                                                                  ============     ============     ============     ============
(Loss) income per Common Share (diluted):
     Continuing operations ...................................    $      (0.25)    $       2.05     $      (0.52)    $       1.94
     Discontinued operations .................................              --               --             0.10               --
                                                                  ------------     ------------     ------------     ------------
     Net (loss) income  per Common Share .....................    $      (0.25)    $       2.05     $      (0.42)    $       1.94
                                                                  ============     ============     ============     ============
Number of shares used in computation .........................      22,813,063       23,083,308       22,830,662       23,127,455
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


                                                                             Unearned        Accumulated
                                                                          Compensation        Other
                                  Common        Paid-In      Accumulated    on Stock      Comprehensive
                                  Shares        Capital        Deficit       Options      (Loss) Income     Total
                                ---------      ---------     -----------  ------------    -------------    ---------
Balance, December 31, 2000      $     229      $ 867,895      $(720,710)     $      --      $   2,271      $ 149,685

   Net loss ...............            --             --         (9,590)            --             --         (9,590)

   Unrealized loss on
     investment securities             --             --             --             --         (5,556)        (5,556)

   Effect of acquisition of
     LTS ..................            --         15,171             --             --             --         15,171

   Repurchase of Common
     Shares ...............            (1)          (272)            --             --             --           (273)

   Adjustment to unearned
     compensation on
     stock options ........            --             22             --            (22)            --             --

   Compensation expense
     on stock option grants            --            685             --             --             --            685
                                ---------      ---------      ---------      ---------      ---------      ---------
Balance, September 30, 2001     $     228      $ 883,501      $(730,300)     $     (22)     $  (3,285)     $ 150,122
                                =========      =========      =========      =========      =========      =========




                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                   ---------------------------
                                                                                     2001              2000
                                                                                   --------           --------
Cash flows from operating activities:
   Net (loss) income ....................................................          $ (9,590)          $ 44,822
   Adjustments to reconcile net (loss) income to net cash
     used for operating activities:
       Income from discontinued operations ..............................            (2,279)                --
       Income from joint venture ........................................                --            (52,412)
       Depreciation and amortization ....................................             3,636              1,347
       Stock-based compensation expense .................................               699                562
       Gain on sale of investments ......................................              (466)            (6,299)
       Gain on sale of assets ...........................................            (1,147)              (150)
       Minority interests in (loss) income from continuing operations
         of consolidated subsidiaries ...................................            (3,913)               835
       Changes in assets and liabilities, net of effects of dispositions:
         Decrease (increase) in receivables and other assets ............            15,158             (1,561)
         (Decrease) increase in accounts payable and accrued liabilities            (15,721)               473
                                                                                   --------           --------
Net cash used for continuing operations .................................           (13,623)           (12,383)
Net cash provided from discontinued operations ..........................                --                 --
                                                                                   --------           --------
Net cash used for operating activities ..................................           (13,623)           (12,383)
                                                                                   --------           --------
Cash flows from investing activities:
     Sale or maturity of investment securities ..........................            10,634             35,561
     Purchase of investment securities ..................................            (8,252)           (24,059)
     Sale or liquidation of long-term investments .......................             1,133                 --
     Purchase of long-term investments ..................................            (5,747)            (2,358)
     Sale of real estate, net of closing costs ..........................            10,172                 --
     Purchase of real estate ............................................            (1,213)            (2,668)
     Sale of other assets ...............................................               250                150
     Purchase of furniture and fixtures .................................            (2,433)              (340)
     Payment of prepetition claims and restructuring accruals ...........            (2,634)              (363)
     Decrease in restricted assets ......................................                --              3,477
     Cash acquired in acquisition of LTS ................................             5,151                 --
     Investment in joint venture ........................................                --             (1,916)
     Distribution from joint venture ....................................                --             57,208
                                                                                   --------           --------
Net cash provided from investing activities .............................             7,061             64,692
                                                                                   --------           --------
Cash flows used for financing activities:
     (Decrease) increase in margin loans payable ........................            (2,028)             5,212
     Proceeds from participating loan ...................................             2,478                312
     Repayment of notes payable .........................................           (16,905)              (210)
     Issuance of notes payable ..........................................            13,024                 --
     Issuance of LTS convertible notes ..................................            10,000                 --
     Payment to Ladenburg minority stockholder ..........................            (1,990)                --
     Purchase of LTS Common Stock .......................................            (3,945)                --
     Repurchase of Common Shares ........................................              (274)              (954)
     Expenses associated with acquisition of LTS ........................              (407)                --
                                                                                   --------           --------
Net cash (used for) provided from financing activities ..................               (47)             4,360
                                                                                   --------           --------
Net (decrease) increase in cash and cash equivalents ....................            (6,609)            56,669
Cash and cash equivalents, beginning of period ..........................            82,067             11,512
                                                                                   --------           --------
Cash and cash equivalents, end of period ................................          $ 75,458           $ 68,181
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

1.    PRINCIPLES OF REPORTING

      The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The consolidated financial statements as of September 30, 2001 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

      These financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

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

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. New Valley adopted SFAS No. 133 on January 1, 2001, the effect of which did not have a material impact on its balance sheet.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization expense related to goodwill was $314 and $605 for the three and nine months ended September 30, 2001.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


      In October 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS No. 144 supersedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. FAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, of the adoption of this statement.

2.    ACQUISITION OF LADENBURG THALMANN FINANCIAL SERVICES INC.

      On May 7, 2001, GBI Capital Management Corp. ("GBI") acquired all of the outstanding common stock of the Company's 80.1% subsidiary, Ladenburg Thalmann & Co. Inc. ("Ladenburg"), for 23,218,599 shares, $10,000 cash and $10,000 principal amount of senior convertible notes due December 31, 2005, and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. ("LTS"). The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of LTS common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of LTS from the former Chairman of LTS for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of LTS, an American Stock Exchange-listed company, on a basic and fully diluted basis, respectively.

      To provide the funds for the acquisition of the common stock of Ladenburg, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership ("Frost-Nevada") and issued to Frost-Nevada $10,000 principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 8.5% per annum and are convertible into 6,497,475 shares of LTS common stock.

      The notes issued to the Ladenburg stockholders and to Frost-Nevada are secured by a pledge of the Ladenburg stock. If, during any period of 20 consecutive trading days, the closing sale price of LTS's common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of LTS's common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest. The notes are recorded on the Company's balance sheet at September 30, 2001 at $11,990 (net of the $8,010 of notes issued to New Valley).

      The actual number of shares of common stock may be further increased and the conversion prices of the senior convertible notes may be further decreased on or about May 7, 2003, pending a final resolution of LTS's pre-closing litigation adjustments.

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

      The preliminary allocation of the purchase price has been summarized in the following tables:

             CALCULATION OF PURCHASE PRICE:

               Common stock....................................... $ 32,912
               Stock options......................................    1,422
               Transaction costs..................................      407
                                                                   --------
                   Total purchase price........................... $ 34,741
                                                                   ========


             PRELIMINARY ALLOCATION OF PURCHASE PRICE:

               Assets:
                 LTS's assets..................................... $ 26,619
                 Goodwill.........................................   19,385

               Liabilities:
                 LTS's liabilities................................  (11,263)
                                                                  ---------
                   Total purchase price........................... $ 34,741
                                                                   ========

      Pro forma information giving effect to the acquisition as if it had occurred on January 1, 2000 is presented in Note 13 to these Condensed Consolidated Financial Statements.

3.    INVESTMENT IN WESTERN REALTY

      WESTERN REALTY DEVELOPMENT LLC

      In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Development") to make real estate and other investments in Russia. The Company agreed to contribute the real estate assets of its wholly-owned subsidiary BrookeMil Ltd. ("BrookeMil"), including Ducat Place II and the site for Ducat Place III, to Western Realty Development and Apollo agreed to contribute up to $72,021, including the investment in Western Realty Repin discussed below.

      Western Realty Development has three classes of equity: Class A interests, representing 30% of the ownership of Western Realty Development, and Class B and Class C interests, which collectively represent 70% of the ownership of Western Realty Development. Prior to December 29, 2000, Apollo owned the Class A interests, New Valley owned the Class B interests and BrookeMil owned the Class C interests

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


      (subsequently transferred to New Valley). On December 29, 2000, WRD Holding Corporation, a wholly-owned subsidiary of New Valley, purchased for $4,000, 29/30ths of the Class A Interests of Western Realty Development previously held by Apollo. WRD Holding paid the purchase price of $4,000 with a promissory note due November 30, 2005. The note, which is secured by a pledge of the purchased Class A interests, bears interest at a rate of 7% per annum, compounded annually; interest is payable only to the extent of available cash flow from distributions from Western Realty Development. In addition, upon the maturity date of the note or, if earlier, upon the closing of various liquidity events, including sales of interests in or assets of, or a business combination or financing involving, Western Realty Development, additional interest will be payable under the note. The additional interest would be in an amount equal to 30% of the excess, if any, of the proceeds from a liquidity event occurring prior to the maturity of the note or the appraised fair market value of Western Realty Development, at maturity, over $13,750. The note is classified in other long-term liabilities in the consolidated balance sheet. Apollo and New Valley also agreed to loan Western Realty Development on an equal basis any additional funds required to pay off its existing indebtedness at an interest rate of 15% per annum.

      As a result of the purchase of the Class A interests, New Valley no longer accounts for its interests in Western Realty Development using the equity method of accounting and instead Western Realty Development became a consolidated subsidiary of the Company, effective December 29, 2000.

      Summarized financial information for the three and nine month periods ended September 30, 2000 for Western Realty Development follows:

                                   Three Months                 Nine Months
                                      Ended                        Ended
                                September 30, 2000           September 30, 2000
                                ------------------           ------------------

      Revenues...................   $  2,174                     $  7,558
      Costs and expenses.........      2,197                        6,655
      Other income...............     85,001                       87,877
      Net income.................     84,978                       88,780

      WESTERN REALTY REPIN LLC

      In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BrookeMil. BrookeMil has used the proceeds of the loan for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. The Kremlin sites are expected to be developed as a residential and hotel complex, subject to market conditions and the availability of financing. BrookeMil owned 100% of both sites at September 30, 2001. See Note 15 - "Subsequent Event".

      Through September 30, 2001, Western Realty Repin had advanced $41,425 to BrookeMil, of which $29,015 was funded by Apollo and was classified in other long-term obligations in the consolidated balance sheet. The loan bears no fixed interest and is payable only to the extent BrookeMil receives distributions. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay the Company for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



      As of September 30, 2001, BrookeMil had invested $35,679 in the Kremlin sites and held $1,199 in cash and receivables from an affiliate, which were restricted for future investment in the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

      The Company has accounted for the formation of Western Realty Repin as a financing by Apollo through a participating interest to be received from the Kremlin sites. Based on the distribution terms contained in the Western Realty Repin LLC agreement, the 20% annual rate of return preference to be received by Apollo on funds advanced to Western Realty Repin is treated as interest cost in the consolidated statement of operations to the extent of New Valley's net investment in the Kremlin sites. BrookeMil's historical cost in the Kremlin sites is $36,878 at September 30, 2001 and the amount of the participating loan recorded in the consolidated balance sheet at September 30, 2001 is $38,605. As of September 30, 2001, pursuant to the terms of the participating loan, New Valley would receive 37.5% of the first $23,509 from a disposition of the Kremlin sites with the remaining 62.5% payable to Apollo, which is thereafter entitled to the remainder of proceeds.

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

      Gallaher Group Plc has agreed to purchase from a subsidiary of BrookeMil land located outside Moscow, Russia for $1,500. Final closing of the sale is scheduled to be completed in the fourth quarter of 2001.

4.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized losses on sales of investment securities available for sale of $287 and $417 for the three and nine months ended September 30, 2001, respectively, and gains on sale of investment securities available for sale of $108 and $6,299 for the three and nine months ended September 30, 2000, respectively.

      The components of investment securities available for sale at September 30, 2001 are as follows:


                                                                         Gross       Gross
                                                                      Unrealized   Unrealized      Fair
                                                          Cost           Gain         Loss         Value
                                                         --------     ----------   ----------     --------
          Marketable equity securities.................  $ 24,260     $        2    $  5,852      $ 18,410

          Marketable warrants...........................       --          2,565          --         2,565
                                                         --------      ---------    --------      --------
          Investment securities........................  $ 24,260      $   2,567    $  5,852      $ 20,975
                                                         ========      =========    ========      ========


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


5.    INVESTMENT IN REAL ESTATE AND RELATED NOTES PAYABLE

      The components of the Company's investment in real estate and the related notes payable collateralized by such real estate at September 30, 2001 are as follows:

                                             Russian
                                              Real               Shopping
                                             Estate               Center              Total
                                            ---------           ---------           ---------
Land .............................          $  52,798           $   2,510           $  55,308
Buildings ........................             65,135              11,199              76,334
                                            ---------           ---------           ---------
     Total .......................            117,933              13,709             131,642
Less accumulated depreciation ....             (6,918)             (2,037)             (8,955)
                                            ---------           ---------           ---------
     Net investment in real estate          $ 111,015           $  11,672           $ 122,687
                                            =========           =========           =========

Notes payable ....................          $   9,089           $  11,246           $  20,335
Current portion of notes payable .              1,740                  82               1,822
                                            ---------           ---------           ---------
Notes payable - long-term portion           $   7,349           $  11,164           $  18,513
                                            =========           =========           =========


      In February 2001, the Company sold its Royal Palm Beach, Florida shopping center for $9,500 before closing adjustments and expenses and recorded a gain of $897 for the nine months ended September 30, 2001. Notes payable relating to the shopping center with a balance of $8,226 at December 31, 2000 were repaid upon closing. The Company may seek to dispose of other real estate holdings in the future.

      On May 31, 2001, Western Realty Development's Russian subsidiary entered into a credit agreement with ZAO Raiffeisenbank Austria. The subsidiary borrowed $8,700 in the third quarter of 2001 under the credit agreement, and $8,265 was outstanding at September 30, 2001. The proceeds of the borrowing were used to refinance the subsidiary's prior facility with SBS-Agro Bank and to repay intercompany indebtedness. Borrowings under the credit agreement bear interest at LIBOR plus 6% and are collateralized by a mortgage on Ducat Place II. Principal payments are due under the credit agreement in 20 equal quarterly installments of $435 with all remaining amounts due on June 30, 2006. The remaining $824 of Western Realty Development's Notes Payable relates to a loan from Apollo, bearing interest at 15% per annum, which was repaid in October 2001.

6.    LTS NOTES PAYABLE

      The components of LTS's notes payable included in the Company's Consolidated Balance Sheet at September 30, 2001 are as follows:

      Senior convertible notes payable................        $ 11,990
      Notes payable...................................           1,000
      Subordinated note payable.......................           2,500
                                                              --------

      Total LTS notes payable.........................        $ 15,490
      Current portion of LTS notes payable............           1,000
                                                              --------

      LTS notes payable - long-term portion...........        $ 14,490
                                                              ========

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


      In conjunction with LTS's acquisition of Ladenburg, LTS issued a total of $20,000 principal amount of senior convertible notes due December 31, 2005. The $10,000 principal amount of notes issued to the former Ladenburg stockholders bears interest at 7.5% per annum, and the $10,000 principal amount of notes issued to Frost-Nevada bears interest at 8.5% per annum. The notes are currently convertible into a total of 11,296,746 shares of common stock and are secured by a pledge of the stock of Ladenburg. If, during any period of 20 consecutive trading days, the closing sale price of LTS's common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest. These senior convertible notes are recorded on the Company's balance sheet at September 30, 2001 at $11,990 (net of the $8,010 of notes issued to New Valley).

      On August 31, 2001, LTS borrowed $1,000 from each of New Valley and Frost-Nevada. The loans, which bear interest at 1% above the prime rate, mature on the earlier of February 28, 2002 or the next business day after the Company receives its federal income tax refund for the fiscal year ended September 30, 2001. The terms of the loans restrict LTS from incurring or assuming any indebtedness that is not subordinated to the loans so long as the loans are outstanding. As consideration for the loans, LTS issued to each of New Valley and Frost-Nevada a five-year, immediately exercisable, warrant to purchase 100,000 shares of LTS's common stock at an exercise price of $1.00 per share. The Notes are recorded on the Company's balance sheet at September 30, 2001 at $1,000 (net of the $1,000 of notes issued to New Valley).

      Ladenburg has a $2,500 million junior subordinated revolving credit agreement with its clearing broker that extends through October 31, 2002 under which outstanding borrowing incur interest at LIBOR plus 2%.

7.    LONG-TERM INVESTMENTS

      At September 30, 2001, long-term investments consisted primarily of investments in limited partnerships of $10,080. The Company is an investor in one limited partnership where it is required to make additional investments of up to an aggregate of $8,300 at September 30, 2001. For the nine months ended September 30, 2001, the Company recognized a gain of $883 on the liquidation of an investment in a limited partnership. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $6,000 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

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



8.    OTHER LONG-TERM LIABILITIES

      The components of other long-term liabilities, excluding notes payable, are as follows:


                                               September 30, 2001               December 31, 2000
                                           -------------------------         -------------------------
                                           Long-term         Current         Long-term         Current
                                            Portion          Portion          Portion          Portion
                                           ---------         -------         ---------         -------
Retiree and disability obligations          $ 3,143          $   500          $ 3,533          $   500
Minority interests ...............           18,301               --            6,322               --
Participating loan payable .......           38,605               --           36,127               --
Note payable for Western Realty
    Development Class A interests            20,029               --           19,968               --
Other long-term liabilities ......              672               --              666               --
                                            -------          -------          -------          -------
Total other long-term liabilities           $80,750          $   500          $66,616          $   500
                                            =======          =======          =======          =======


9.    SALE OF THINKCORP HOLDINGS' ASSETS

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

10.   CONTINGENCIES

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

      As of September 30, 2001, New Valley had $5,315 of remaining prepetition bankruptcy-related claims and restructuring accruals including claims for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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

      Russian Taxation: Russian taxation is subject to varying interpretations and constant changes. Furthermore, the interpretation of tax legislation by tax authorities as applied to the transactions and activity of the Company may not coincide with that of management. As a result, tax authorities may challenge transactions and the Company may be assessed additional taxes, penalties and interest, which can be significant.

      Management regularly reviews the Company's taxation compliance with applicable legislation, laws and decrees and current interpretations with its professional advisors and from time to time potential exposures are identified. At any point in time a number of open matters may exist, however, management believes that adequate provision has been made for all material liabilities. Tax years remain open to review by the authorities for three years.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



11.   BUSINESS SEGMENT INFORMATION

      The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three and nine months ended September 30, 2001 and 2000. The acquired operations of LTS are included in broker-dealer operations commencing May 7, 2001. The operations of BrookeMil are included in real estate operations, while the Company's interest in Western Realty Development, which was accounted for on the equity method prior to December 29, 2000, is included in corporate and other activities for the 2000 period. The activities of Western Realty Development are included in real estate operations for the 2001 period.

                                                        Broker-                                Corporate
                                                        Dealer            Real Estate          and Other            Total
                                                       ---------          -----------          ---------           ---------
        THREE MONTHS ENDED SEPTEMBER 30, 2001
        Revenues ............................          $  18,080           $   2,446           $     443           $  20,969
        Operating loss ......................             (8,412)               (166)             (2,270)            (10,848)
        Depreciation and amortization .......                823                 661                  --               1,484

        THREE MONTHS ENDED SEPTEMBER 30, 2000
        Revenues ............................          $  18,556           $     778           $  51,649           $  70,983
        Operating income (loss) .............                 80              (1,114)             48,159              47,125
        Depreciation and amortization .......                210                 147                   7                 364

        NINE MONTHS ENDED SEPTEMBER 30, 2001
        Revenues ............................          $  58,158           $   8,501           $   3,733           $  70,392
        Operating loss ......................            (12,464)               (796)             (5,629)            (18,889)
        Identifiable assets .................             85,344             131,993              97,135             314,472
        Depreciation and amortization .......              1,643               1,989                   4               3,636
        Capital expenditures ................              2,433               1,213                  --               3,646

        NINE MONTHS ENDED SEPTEMBER 30, 2000
        Revenues ............................          $  69,874           $   2,369           $  56,681           $ 128,924
        Operating income (loss) .............              5,126              (5,210)             45,743              45,659
        Identifiable assets .................             49,051              59,195             165,129             273,375
        Depreciation and amortization .......                647                 679                  21               1,347
        Capital expenditures ................                340               2,668                  --               3,008


12.      INCOME FROM DISCONTINUED OPERATIONS

      The Company recorded a gain on disposal of discontinued operations of $2,279 for the nine months ended September 30, 2001 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various tax accruals previously established.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


13.   PRO FORMA FINANCIAL INFORMATION

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


                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                         September 30,
                                               -----------------------------          ----------------------------
                                                 2001               2000                2001               2000
                                               --------           ----------          ---------           --------
      Revenues ......................          $ 20,969           $  135,251          $  89,294           $273,236
                                               ========           ==========          =========           ========

      Loss from continuing
         operations .................          $ (5,617)          $   47,783          $ (13,596)          $ 45,958
                                               ========           ==========          =========           ========

      Loss from continuing operations
         per common share diluted ...          $  (0.25)          $     2.07          $   (0.60)          $   1.99
                                               ========           ==========          =========           ========


14.   COMPREHENSIVE INCOME

      Comprehensive income of the Company includes net income and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive (loss) income applicable to Common Shares for the three and nine months ended September 30, 2001 and 2000 is as follows:


                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                         September 30,
                                               -----------------------------          ----------------------------
                                                 2001                2000                2001               2000
                                               --------           ----------          ---------           --------
      Net (loss) income applicable to
         common shares ...............          $ (5,617)          $ 47,224           $ (9,590)          $ 44,822
      Net change in unrealized (loss)
         gain on investment securities            (7,285)            (3,290)            (5,556)             1,946
                                                --------           --------           --------           --------
      Total comprehensive
         (loss) income ...............          $(12,902)          $ 43,934           $(15,146)          $ 46,768
                                                ========           ========           ========           ========


15.   SUBSEQUENT EVENT

     In October 2001, New Valley agreed to sell the shares of BrookeMil to an unrelated third party for an aggregate purchase price of $23,000 (before closing adjustments and expenses). The sole assets of BrookeMil at the time of sale would be the two Kremlin sites. New Valley would receive 37.5% of the net proceeds of the sale, with the remaining 62.5% payable to Apollo. Closing of the sale is subject to various conditions, and there is substantial risk that the sale will not be completed. The Company may seek to dispose of other real estate holdings in the future.

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

The actual number of common shares may be further increased and the conversion prices may be further decreased on or about May 7, 2003, pending a final resolution of LTS's pre-closing litigation adjustments.

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

SALE OF SHOPPING CENTER. In February 2001, the Company sold its Royal Palm Beach, Florida shopping center for $9,500 before closing adjustments and expenses and recorded a gain of $897 for the nine months ended September 30, 2001.

SEPTEMBER 11, 2001 EVENTS. On September 11, 2001 terrorists attacked the World Trade Center complex in New York, which subsequently collapsed and damaged surrounding buildings, including one occupied by a branch office of LTS's subsidiary, Ladenburg Capital Management Corp. These events resulted in the suspension of trading of U.S. equity securities for four business days and precipitated the temporary relocation of approximately 180 employees to Ladenburg's mid-town New York headquarters. Although some of Ladenburg Capital's businesses were temporarily disrupted, all its businesses are now functioning and serving clients. LTS is insured for loss caused by physical damage to property. This includes repair or replacement of property and lost profits due to business interruption, including costs related to lack of access to facilities. LTS expects to recognize insurance recoveries in future periods. Insurance recoveries recognized are based on cash expenditures, which will vary from expense recognition under generally accepted accounting principles.

POTENTIAL SALE OF KREMLIN SITES. In October 2001, New Valley agreed to sell the shares of BrookeMil to an unrelated third party for an aggregate purchase price of $23,000 (before closing adjustments and expenses). The sole assets of BrookeMil at the time of sale would be the two Kremlin sites. New Valley would receive 37.5% of the net proceeds of the sale, with the remaining 62.5% payable to Apollo. Closing of the sale is subject to various conditions, and there is substantial risk that the sale will not be completed. The Company may seek to dispose of other real estate holdings in the future.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2001 and 2000, the results of operations of New Valley's primary operating units, which included LTS from May 7, 2001 and Ladenburg prior to that date (broker-dealer) and New Valley's U.S. shopping centers, Western Realty Development and BrookeMil (real estate), are summarized below. The operations of BrookeMil are included in real estate operations, while the Company's interest in Western Realty Development, which was accounted for on the equity method prior to December 29, 2000, is included in corporate and other activities for the 2000 period. The activities of Western Realty Development are included in real estate operations for the 2001 period.


                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                           ---------------------------           ---------------------------
                                                             2001               2000               2001               2000
                                                           --------           --------           --------           --------
Broker-dealer:
    Revenues ..........................................    $ 18,080           $ 18,556           $ 58,158           $ 69,874
    Expenses ..........................................      26,492             18,476             70,622             64,748
                                                           --------           --------           --------           --------
    Operating (loss) income before
       taxes and minority interests ...................    $ (8,412)          $     80           $(12,464)          $  5,126
                                                           ========           ========           ========           ========

Real estate:
    Revenues ..........................................    $  2,446           $    778           $  8,501           $  2,369
    Expenses ..........................................       2,612              1,892              9,297              7,579
                                                           --------           --------           --------           --------
    Operating (loss) before taxes
       and minority interests .........................    $   (166)          $ (1,114)          $   (796)          $ (5,210)
                                                           ========           ========           ========           ========

Corporate and other:
    Revenues ..........................................    $    443           $ 51,649           $  3,733           $ 56,681
    Expenses ..........................................       2,713              3,490              9,362             10,938
                                                           --------           --------           --------           --------
    Operating (loss) income before
       taxes and minority interests ...................    $ (2,270)          $ 48,159           $ (5,629)          $ 45,743
                                                           ========           ========           ========           ========


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

Consolidated total revenues were $20,969 for the three months ended September 30, 2001 versus $70,983 for the same period last year. The decrease in revenues of $50,014 was attributable primarily to income from joint venture in the 2000 period of $52,427 associated with the gain from the sale of Western Tobacco Investments and a decrease in LTS's revenues of $476 offset by an increase in real estate revenues of $1,668.

LTS's revenues for the third quarter of 2001 decreased $476 as compared to Ladenburg's revenues for the third quarter of 2000 primarily as a result of a decrease in principal transactions of $1,790, a decrease in corporate finance fees of $1,849 and an increase in commissions of $3,293. The decrease in principal transactions was primarily the result of the continued significant decline in the market for equity securities offset by the LTS acquisition, which added an additional $ 1,485 of principal transactions from the acquired operations of LTS. The increase in commissions was primarily the result of the impact of the acquisition of LTS, which provided $6,765 of additional commission income offset by the significant decline in the market for equity securities. The decrease in corporate finance fees was primarily due to the decrease in capital markets activity for the three months ended September 30, 2001.

LTS's expenses for the third quarter of 2001 increased $8,016 as compared to Ladenburg's expenses for the third quarter of 2000 due primarily to increases in brokerage and clearing expenses of $2,972 and compensation expense of $1,817 associated with the acquired operations of LTS.

Revenues from the real estate operations for the third quarter of 2001 increased $1,668 from the third quarter of 2000. The increase was primarily due to the inclusion of rental revenue of $2,067 from Western Realty Development offset by lower revenues as a result of the sale of one of New Valley's two U.S. shopping centers. Expenses of the real estate operations increased $720 due primarily to the inclusion of expenses of $1,762 from Western Realty Development offset by lower expenses as a result of the sale of the shopping center and lower expenses from BrookeMil. BrookeMil incurred expenses of $110 and $906 for the three months ended September 30, 2001 and 2000, respectively, which were related to the Kremlin sites. BrookeMil's expenses for the 2000 period consisted primarily of accrued interest expense of $698 associated with the participating loan from Western Realty Repin to BrookeMil in connection with the development of the Kremlin sites.

Corporate and other revenues of $443 for the third quarter of 2001 consisted primarily of interest and dividends income of $665 offset by net losses on investments of $287. Corporate and other expenses of $2,713 for the third quarter of 2001 consisted primarily of employee compensation and benefits of $1,679.

Corporate and other revenues of $51,649 for the third quarter of 2000 consisted primarily of income from joint venture of $52,427 and interest and dividends income of $1,099. Corporate revenues in the 2000 period were offset by $1,015 of losses associated with losses from the operations of certain Internet-related investees accounted for on the equity method and a write down of the remaining $1,054 of carrying value related to the Company's investment in an Internet-related business which ceased operations in the third quarter of 2000, both of which have been reported as a reduction to other income in the Company's Statement of Operations. Corporate and other expenses of $3,490 for the third quarter of 2000 consisted primarily of employee compensation and benefits of $1,651 and expenses of certain non-significant subsidiaries of $117.

Income tax benefit for the third quarter of 2001 was $2,507 versus $13 for the third quarter of 2000. The income tax benefit related to the recognition of $2,727 of income tax benefit from Ladenburg's net operating loss for the period of May 7, 2001 to September 30, 2001 offset by Russian profits tax expense of $220. Prior to May 7, 2001, Ladenburg participated in the consolidated federal income tax return of New Valley, which fully reserves federal deferred tax assets based on its amount of net operating losses. As a result of the LTS acquisition, New Valley's ownership of Ladenburg decreased from 80.1% to 53.6% and Ladenburg is no longer permitted to participate in the filing of New Valley's consolidated federal income tax return. Because management believes it is more likely than not that such net operating losses of Ladenburg will be used in the future, no valuation allowance has been established against such losses and an income tax benefit has been recognized. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Consolidated total revenues were $70,392 for the nine months ended September 30, 2001 versus $128,924 for the same period last year. The decrease in revenues of $58,532 is attributable primarily to income from joint venture of $52,412 in the 2000 period associated with the gain from the sale of Western Tobacco Investments and the $11,716 decrease in revenues from LTS offset by increased real estate revenues of $6,132.

LTS's revenues for the first nine months of 2001 decreased $11,716 as compared to Ladenburg's revenues for the first nine months of 2000 primarily due to decreases in commissions of $6,415, corporate finance fees of $4,618 and principal transactions of $521. The decrease in commissions was primarily the result of the significant decline in the market for equity securities offset by the impact of the acquisition of LTS, which provided $11,039 of additional commission income. The decrease in corporate finance fees was primarily due to the decrease in capital markets activity for the nine months ended September 30, 2001. The decrease in principal transactions was primarily the result of the significant decline in the market for equity securities offset by the LTS acquisition, which added an additional $3,842 of principal transactions from the acquired operations of LTS.

LTS's expenses for the first nine months of 2001 increased $5,874 as compared to Ladenburg's expenses for the first nine months of 2000 due primarily to increased brokerage and clearing expenses of $5,626, increased interest expense of $788 and increased depreciation and amortization of $974 offset by decreased employee compensation expense of $3,942. Compensation expense decreased due to a decrease in performance-based compensation and was offset by the inclusion of $9,969 of compensation expense associated with the acquired operations of LTS. Brokerage, clearing and communications expenses increased by $3,849 for the nine months ended September 30, 2001 due to the acquired operations of LTS.

Revenues from the real estate operations for the first nine months of 2001 increased $6,132 primarily due to the inclusion of $6,111 of rental revenue from Western Realty Development and the gain of $897 from the sale of one of the Company's two U.S. shopping centers. Expenses of the real estate operations increased $1,718 due primarily due to inclusion of expenses of $6,212 from Western Realty Development offset by lower expenses as a result of the sale of the shopping center and lower expenses for BrookeMil. BrookeMil incurred expenses of $516 and $4,198 for the nine months ended September 30, 2001 and 2000, respectively, which were related to the Kremlin sites. BrookeMil's expenses for the 2000 period consisted primarily of accrued interest expense of $3,571 associated with the participating loan from Western Realty Repin.

For the first nine months of 2001, the Company's revenues of $3,733 related to corporate and other activities consisted primarily of net gains on investments of $466 and interest and dividends income of $2,906. Corporate and other expenses of $9,362 for the first nine months of 2001 consisted primarily of employee compensation and benefits of $5,601.

For the first nine months of 2000, the Company's revenues of $56,681 related to corporate and other activities consisted primarily of income from joint venture of $52,412, net gains on investments of $6,299 and interest and dividends income of $1,769. Corporate revenues in the 2000 period were offset by $3,828 of losses associated with losses from the operations of certain Internet-related investees accounted for on the equity method and a write down of the remaining $1,054 of carrying value related to the Company's investment in an Internet-related business which ceased operations in the third quarter of 2000. Corporate and other expenses of $10,938 for the first nine months of 2000 consisted primarily of employee compensation and benefits of $4,884 and expenses of certain non-significant subsidiaries of $303.

Income tax benefit for the first nine months of 2001 was $3,108 versus income tax expense of $2 for the first nine months of 2000. The income tax benefit related to the recognition of $3,561 of income tax benefit from Ladenburg's net operating loss for the period of May 7, 2001 to September 30, 2001 offset by Russian profits tax expense of $453. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

The Company recorded a gain on disposal of discontinued operations of $2,279 in the nine months ended September 30, 2001 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various tax accruals previously established.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2001, New Valley's cash and cash equivalents decreased from $82,067 to $75,458 due primarily to a net loss from continuing operations of $11,869 offset by the cash acquired in the LTS acquisition of $5,151.

Cash used for operating activities for the nine months ended September 30, 2000 was $13,623 as compared to $12,383 from the prior year.

Cash provided from investing activities for the nine months ended September 30, 2001 was $7,061 compared to $64,692 for the nine months ended September 30, 2000. The difference is primarily attributable to the sale of one of the Company's two U.S. Shopping Centers in the 2001 period of $10,172 and cash acquired in the LTS acquisition of $5,151 offset by net purchases of marketable securities and long term investments of $2,232 in the 2001 period versus a distribution from joint venture of $57,208, net sales of $9,144 of marketable securities and long-term investments in the 2000 period. The difference is also attributable to a decrease in restricted assets of

$3,477 for the nine months ended September 30, 2000. The decrease in restricted assets during nine months ended September 30, 2000 was primarily the result of a $2,516 reduction in a letter of credit which collateralizes a long-term lease of commercial office space.

The capital expenditures of $1,213 for the nine months ended September 30, 2001 related to the development of the Kremlin sites. BrookeMil also held $1,199 in restricted cash and receivables from an affiliate, at September 30, 2001, which is restricted for future investment in the Kremlin sites. The capital expenditures of $2,668 for the nine months ended September 30, 2000 related to the development of the Kremlin sites. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds from the loan will be used by BrookeMil for the acquisition and preliminary development of the Kremlin sites. Through September 30, 2001, Western Realty Repin has advanced $41,425 to BrookeMil, of which Apollo has funded $29,015. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds to repay New Valley for certain expenditures on the Kremlin sites previously incurred.

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

Gallaher Group Plc has agreed to purchase from a subsidiary of BrookeMil land located outside Moscow, Russia for $1,500. Final closing of the sale is scheduled to be completed in the fourth quarter of 2001.

In October 2001, New Valley agreed to sell the shares of BrookeMil which owns the Kremlin sites. See "Recent Developments - Potential Sale of Kremlin Sites".

Cash flows used in financing activities were $47 for the nine months ended September 30, 2001 as compared to cash flows provided from financing activities of $4,360 for the nine months ended September 30, 2000. The decrease was primarily due to the repayment of notes payable of $16,905 in the 2001 period, a decrease in margin loans payable of $2,028 in 2001 versus an increase of $5,212 in margin loans in 2000. The decrease was offset by the issuance of $11,000 of notes of LTS to Frost-Nevada in 2001 and borrowings of $2,478 under the participating loan in the 2001 period.

Ladenburg has a $2,500 junior subordinated revolving credit agreement that extends through October 31, 2002 with its clearing broker under which outstanding borrowings incur interest at LIBOR plus 2%. As of September 30, 2001, borrowings of $2,500 were outstanding.

On May 31, 2001, Western Realty Development's Russian subsidiary entered into a credit agreement with ZAO Raiffeisenbank Austria. The subsidiary borrowed $8,700 in the third quarter of 2001 under the credit agreement, and $8,265 was outstanding at September 30, 2001. The proceeds of the borrowing were used to refinance the subsidiary's prior facility with SBS-Agro Bank and to repay intercompany indebtedness. Borrowings under the credit agreement bear interest at LIBOR plus 6% and are collateralized by a mortgage on Ducat Place II. Principal payments are due under the credit agreement in 20 equal quarterly installments of $435 with all remaining amounts due on June 30, 2006.

New Valley has lent Thinkcorp Holdings Corporation (formerly known as Thinking Machines Corporation), a 72.7% owned subsidiary, additional funds ($607 outstanding at September 30, 2001) bearing interest at 15% per annum, since Thinkcorp Holdings Corporation sold its Darwin(R) software and services business to Oracle Corporation in June 1999.

On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of November 9, 2001, New Valley had repurchased 422,000 shares for approximately $1,457.

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

EQUITY PRICE RISK

LTS maintained inventories of trading securities at September 30, 2001 with fair values of $8,724 in long positions and $2,283 in short positions. LTS performed an entity-wide analysis of its financial instruments and assessed the related risk and materiality. Based on this analysis, in the opinion of management, the market risk associated with the LTS's financial instruments at September 30, 2001 will not have a material adverse effect on the consolidated financial position or results of operations of New Valley.

New Valley held investment securities available for sale totaling $20,975 at September 30, 2001. Adverse market conditions could have a significant effect on the value of New Valley's investments.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 10 to the "Notes to the Condensed Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the three months ended September 30, 2001.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             --------

               10.1 Amendment No. 2 to the Stock Purchase Agreement, dated February 8, 2001, as amended, by and among Ladenburg Thalmann Financial Services Inc., New Valley Corporation, New Valley Capital Corporation, Berliner Effektengesellschaft AG and Ladenburg, Thalmann & Co. Inc. (incorporated by reference to Exhibit 4.1 to LTS's Current Report on Form 8-K/A dated August 31,
                          2001).

               10.2 Form of 7.50% Convertible Promissory Note due December 31, 2005 in the principal amount of $8,010,000 of Ladenburg Thalmann Financial Services Inc. payable to New Valley Capital Corporation (incorporated by reference to Exhibit 4.2 to LTS's Current Report on Form 8-K/A dated August 31, 2001).

         (b)  Reports On Form 8-K

                         Date                  Items        Financial Statements
                         ----                  -----        --------------------

                   July 20, 2001                  7                 None
                   September 12, 2001           2, 7                None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW VALLEY CORPORATION
                                       (Registrant)



Date: November 13, 2001                By: /s/ J. Bryant Kirkland III
                                           -------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Chief Accounting Officer)