Form 10-K405
period 2001-12-31
NEW VALLEY CORP
filed 2002-04-01
CIK 106374

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                         COMMISSION FILE NUMBER 1-2493

                            ------------------------

                             NEW VALLEY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-5482050
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
               or organization)
    100 S.E. SECOND STREET, MIAMI, FLORIDA                         33131
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2002 was approximately $38,365,630. Directors and officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     At March 25, 2002, there were 22,881,416 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III (Items 10, 11, 12 and 13) from the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this report.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     New Valley, a Delaware corporation, is currently engaged in the real estate business through its New Valley Realty division and is seeking to acquire additional operating companies. In December 2001, New Valley completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services Inc., its former majority-owned subsidiary engaged in the investment banking and brokerage business. The principal executive office of New Valley is located at 100 S.E. Second Street, Miami, Florida 33131, and the telephone number is (305) 579-8000.

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

PLAN OF RECAPITALIZATION

     New Valley consummated a plan of recapitalization on June 4, 1999, following approval by New Valley's stockholders. Pursuant to the plan of recapitalization:

     - each $15.00 Class A senior preferred share ($100 liquidation) was reclassified into 20 Common Shares and one Warrant exercisable for five years,

     - each $3.00 Class B preferred share was reclassified into 1/3 of a common share and five warrants, and

     - each outstanding common share was reclassified into 1/10 of a common share and 3/10 of a warrant.

     The recapitalization had a significant effect on New Valley's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, New Valley's stockholders' equity increased by $343.4 million from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of New Valley, as well as the redemption obligation for the Class A preferred shares in January 2003. Also as a result of the recapitalization, the number of outstanding common shares more than doubled, and additional common shares were reserved for issuance upon exercise of the warrants, which have an initial exercise price of $12.50 per common share. In addition, Vector Group Ltd., New Valley's principal stockholder, increased its ownership of the common shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. At December 31, 2001, Vector Group owned 56.3% of New Valley's common shares.

BUSINESS STRATEGY

     Following the recent distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia (discussed below), New Valley is engaged in the real estate business and holds a significant amount of cash and other investments. The business strategy of New Valley is to continue to operate its real estate business and to acquire operating businesses through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means, with the purpose of being primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. In the interim, New Valley's cash and investments (aggregating approximately $113 million at December 31, 2001) are available for general corporate purposes, including for acquisition purposes. Pending any use of these funds in the real estate business or for acquisitions, New Valley's liquid assets have been invested consistent with the preservation of their value.

     As a result of the distribution of the Ladenburg Thalmann Financial Services shares, New Valley's broker-dealer operations, which were the primary source of New Valley's revenues since 1995, have been treated as discontinued operations in its accompanying consolidated financial statements. See "Discontinued Operations -- Broker-Dealer".

     The Investment Company Act and its regulations generally impose substantive restrictions on a company that owns "investment securities" having a value in excess of 40% of the company's "total assets". New Valley, which is now above this threshold following the distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia, has been relying since December 2001 on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2. New Valley will attempt to be engaged, within the one-year period prescribed by Rule 3a-2, primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. However, there is a risk that New Valley will not be successful in becoming engaged in such business and will become subject to the Investment Company Act. If New Valley were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management. For example, it would be prohibited from entering into principal transactions and joint transactions with affiliates. It would also be prohibited from issuing convertible securities and options and would be subject to limitations on leverage.

NEW VALLEY REALTY DIVISION

     In January 1996, New Valley acquired four office buildings and eight shopping centers for an aggregate purchase price of $183.9 million, consisting of $23.9 million in cash and $160 million in non-recourse mortgage financing provided by the sellers. The office buildings and shopping centers have been operated through its New Valley Realty division.

     The shopping centers were acquired for an aggregate purchase price of $72.5 million. Each seller was an affiliate of Apollo Real Estate Investment Fund III, L.P. The shopping centers are located in Marathon and Royal Palm Beach, Florida; Lincoln, Nebraska; Santa Fe, New Mexico; Milwaukie, Oregon; Richland and Marysville, Washington; and Kanawha, West Virginia.

     In November 1997, New Valley sold its Marathon, Florida shopping center for $5.4 million and recognized a gain of $1.2 million on the sale. In August 1999, New Valley sold five shopping centers for an aggregate purchase price of $46.1 million before closing adjustments and expenses. The shopping centers were subject to approximately $35 million of mortgage financing, which was assumed by the purchasers at closing. New Valley recorded a gain of approximately $3.8 million on the sale of the five centers. In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9.5 million before closing adjustments and expenses and recorded a gain of $0.9 million on the sale.

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

     Space in New Valley's remaining shopping center in Kanawha, West Virginia is leased to a variety of commercial tenants and, as of December 31, 2001, the aggregate occupancy of the center was 90%. The property is subject to approximately $11.2 million of an underlying mortgage in favor of its senior lender and a second mortgage in favor of the original sellers. New Valley is in negotiations to dispose of the Kanawha shopping center.

RUSSIAN REAL ESTATE

     BrookeMil Ltd. In January 1997, New Valley purchased BrookeMil Ltd. from Brooke (Overseas) Ltd., an indirect wholly-owned subsidiary of Vector Group. BrookeMil, which is engaged in the real estate development business in Moscow, Russia, was the developer of a three-phase complex on 2.2 acres of land in downtown Moscow, for which it had a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was successfully built and leased. In April 1997, BrookeMil sold Ducat

Place I to one of its tenants, Citibank. In 1997, BrookeMil completed construction of Ducat Place II, a premier 150,000 sq. ft. office building. Ducat Place II has been leased to a number of leading international companies and is one of the leading modern office buildings in Moscow due to its design and full range of amenities. The third phase, Ducat Place III, had been planned as an office tower.

     Western Realty Development. In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. organized Western Realty Development to make real estate investments in Russia. New Valley contributed the real estate assets of BrookeMil, including the Ducat Place II office building and the adjoining site for the proposed development of Ducat Place III, to Western Realty Development, and Apollo contributed $73.3 million, including the investment in Western Realty Repin discussed below.

     Western Realty Development made a $30 million participating loan to Western Tobacco Investments LLC which held Brooke (Overseas)'s interest in Liggett-Ducat Ltd., which was engaged in the tobacco business in Russia. In August 2000, Western Tobacco Investments was sold to Gallaher Group Plc and the proceeds were divided between Vector Group and Western Realty Development in accordance with the terms of the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, New Valley received $57.2 million in cash proceeds from the sale and Apollo received $68.3 million. New Valley recorded a gain of $52.5 million in connection with the transaction in 2000.

     On December 21, 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments LLC, the entity through which Western Realty Development owned Ducat Place II and the adjoining Ducat Place III site. The purchase price for the sale was approximately $42 million including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $21 million, and Apollo received approximately $9 million. These amounts are subject to adjustment based on final closing expenses. New Valley recorded a loss of $21.8 million in connection with the sale in 2001.

     Western Realty Repin. In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located on the Sofiskaya Embankment of the Moscow River. The sites are directly across the river from the Kremlin and have views of the Kremlin walls, towers and nearby church domes. The Kremlin sites were planned for development as a residential and hotel complex, subject to market conditions and the availability of financing. BrookeMil owned 100% of both sites at December 31, 2001.

     Through December 31, 2001, Western Realty Repin had advanced $42.2 million, of which $29.5 million was funded by Apollo to BrookeMil. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to reimburse New Valley for expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil.

     As of December 31, 2001, BrookeMil had invested $37.4 million in the Kremlin sites. In acquiring its interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22 million in 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002, although BrookeMil is seeking an extension of that date. Failure to make the expenditures could result in the forfeiture of a 34.8% interest in the site.

     In connection with the sale of Western Tobacco Investments, Gallaher also agreed for $1.5 million to purchase from a subsidiary of BrookeMil additional land adjacent to the Liggett-Ducat manufacturing facility outside Moscow, Russia. Closing of the sale occurred in the fourth quarter of 2001 following satisfaction of various regulatory requirements.

     New Valley has engaged in discussions to sell the Kremlin sites, its remaining real estate holdings in Russia. New Valley anticipates it would receive approximately 37.5% of the net proceeds of a sale.

DISCONTINUED OPERATIONS -- BROKER-DEALER

     In May 1995, a subsidiary of New Valley acquired all of the outstanding shares of common stock and other equity interests of Ladenburg Thalmann & Co. Inc. for $25.8 million, net of cash acquired. Ladenburg Thalmann & Co. is a full service broker-dealer, which has been a member of the New York Stock Exchange since 1876.

     In December 1999, New Valley completed the sale of a 19.9% interest in Ladenburg Thalmann & Co. to Berliner Effektengesellschaft AG, a German public financial holding company. New Valley received $10.2 million in cash and Berliner shares valued in accordance with the purchase agreement.

     On May 7, 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann & Co. for 23,218,599 shares, $10 million in cash and $10 million principal amount of senior convertible notes due December 31, 2005, and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of Ladenburg Thalmann Financial Services common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of Ladenburg Thalmann Financial Services from the former Chairman of Ladenburg Thalmann Financial Services for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of Ladenburg Thalmann Financial Services, on a basic and fully diluted basis, respectively. Ladenburg Thalmann Financial Services (AMEX: LTS) is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.

     To provide the funds for the acquisition of the common stock of Ladenburg Thalmann & Co., Ladenburg Thalmann Financial Services borrowed $10 million from Frost-Nevada, Limited Partnership and issued to Frost-Nevada $10 million principal amount of senior convertible notes due December 31, 2005. The notes bear interest at 8.5% per annum and are convertible into 6,497,475 shares of Ladenburg Thalmann Financial Services common stock. The notes issued to the Ladenburg Thalmann & Co. stockholders and to Frost-Nevada are secured by a pledge of the Ladenburg Thalmann & Co. stock. If, during any period of 20 consecutive trading days, the closing sale price of Ladenburg Thalmann Financial Services' common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of its common stock. The notes also provide that if a change of control occurs, as defined in the notes, Ladenburg Thalmann Financial Services must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

     The actual number of shares of common stock issued to the former Ladenburg Thalmann & Co. stockholders may be further increased and the conversion prices of the senior convertible notes may be further decreased on or about May 7, 2003, pending a final resolution of Ladenburg Thalmann Financial Services' pre-closing litigation adjustments.

     The transaction was accounted for under the purchase method of accounting as a reverse acquisition. For accounting purposes, Ladenburg Thalmann & Co. was treated as the acquirer of Ladenburg Thalmann Financial Service as Ladenburg Thalmann & Co.'s stockholders held a majority of the Ladenburg Thalmann Financial Services common stock following the closing of the transaction. Between May 7, 2001, the date of the acquisition, and December 20, 2001, the date of the distribution of the Ladenburg Thalmann Financial Services shares when Ladenburg Thalmann Financial Services became a discontinued operation, Ladenburg Thalmann Financial Services was accounted for as a consolidated subsidiary of New Valley.

     On November 30, 2001, New Valley announced that it would distribute its 22,543,158 shares of Ladenburg Thalmann Financial Services common stock to holders of New Valley common shares through a special dividend. The special dividend was accomplished through a pro rata distribution of the Ladenburg Thalmann Financial Services shares, paid on December 20, 2001 to New Valley holders of record as of December 10, 2001. New Valley stockholders received
0.988 of a Ladenburg Thalmann Financial Services share for each share of New Valley.

     Following completion of the special dividend of the Ladenburg Thalmann Financial Services' shares, New Valley continues to hold $8,010,000 principal amount of Ladenburg Thalmann Financial Services' senior convertible promissory notes, convertible into 3,844,216 shares of its common stock, and a warrant to purchase 100,000 shares of its common stock at $1.00 per share. New Valley intends within a 12-month period from November 30, 2001 to distribute to its stockholders the remaining interests of New Valley in Ladenburg Thalmann Financial Services' common stock.

     On March 27, 2002, Ladenburg Thalmann Financial Services borrowed $2.5 million from us. The loan, which bears interest at 1% above the prime rate, is due on the earlier of June 30, 2002 or the completion of one or more equity financings where Ladenburg Thalmann Financial Services receives at least $5,000 in total proceeds.

     Ladenburg Thalmann Financial Services is a holding company engaged in various broker-dealer businesses including retail, institutional securities and principal and agency trading, primarily through its wholly-owned subsidiaries Ladenburg Thalmann & Co. and Ladenburg Capital Management Inc., formerly known as GBI Capital Partners Inc. Ladenburg Thalmann & Co. provides its services principally for middle market and emerging growth companies and high net worth individuals through a coordinated effort among corporate finance, research, capital markets, investment management, brokerage and trading professionals. Ladenburg Capital Management, a broker-dealer subject to regulation by the SEC and the NASD, acts as an introducing broker, market maker, underwriter and trader for its own account.

     Howard M. Lorber, Bennett S. LeBow and Richard J. Lampen, executive officers and directors of New Valley, and Victor M. Rivas and Henry C. Beinstein, directors of New Valley, also serve as directors of Ladenburg Thalmann Financial Services. Mr. Rivas also serves as President and CEO of Ladenburg Thalmann Financial Services. J. Bryant Kirkland III, New Valley's Vice President, Treasurer and Chief Financial Officer, is Chief Financial Officer of Ladenburg Thalmann Financial Services. Messrs. LeBow and Lorber serve as executive officers and directors, and Mr. Lampen serves as an executive officer, of Vector Group, which owns approximately 56.3% of New Valley's common shares, and Robert J. Eide, a director of Ladenburg Thalmann Financial Services, serves as a director of Vector Group.

     Following December 20, 2001, holders of New Valley's outstanding warrants will be entitled, upon exercise of a warrant and payment of the $12.50 exercise price per warrant, to receive a common share of New Valley and a cash payment of $1.20, an amount equal to 0.988 of the current market price of a share of Ladenburg Thalmann Financial Services common stock on December 20, 2001. The current market price was determined based on the average daily closing prices for a share of Ladenburg Thalmann Financial Services common stock for the 15 consecutive trading days commencing 20 trading days before December 20, 2001.

OTHER ACQUISITIONS AND INVESTMENTS

     Thinking Machines Corporation. Thinking Machines Corporation, New Valley's 73% owned subsidiary, designed, developed, marketed and supported software offering prediction-based management solutions under the name LoyaltyStream(TM) for businesses such as financial services and telecommunications providers. This software was designed to help reduce customer attrition, control costs, more effectively cross-sell or bundle products or services and manage risks. Incorporated in LoyaltyStream was Darwin(R), a data mining software tool set with which a customer can analyze large amounts of its pre-existing data as well as external demographics data to predict behavior or outcomes. The customer can then send this information through systems integration to those divisions of the customer, which can use it to more effectively anticipate and solve business problems. Thinking Machines recognized no material revenues from the sale or licensing of such software and services.

     In June 1999, Thinking Machines sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price was $4.7 million in cash at the closing of the sale and up to an additional $20.3 million, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of the Darwin product above specified sales targets. Oracle has informed Thinking Machines that it did not achieve the specified sales target for the 2000 and 2001 periods. In 2000 and

2001, Thinking Machines recognized gains of $150,000 and $250,000 related to Oracle's payment of the $400,000 of the purchase price escrowed in connection with the sale.

     Miscellaneous Investments. At December 31, 2001, New Valley owned approximately 48% of the outstanding shares of CDSI Holdings, Inc., which completed an initial public offering in May 1997. CDSI holds a minority interest in a marketing services company that provides direct mail and telemarketing services.

     As of December 31, 2001, long-term investments consisted primarily of investments in limited partnerships and limited liability companies of $10.0 million.

EMPLOYEES

     At December 31, 2001, New Valley had approximately 25 full-time employees. New Valley believes that relations with its employees are satisfactory.

                                  RISK FACTORS

NEW VALLEY'S POTENTIAL INVESTMENTS ARE UNIDENTIFIED AND MAY NOT SUCCEED

     New Valley currently holds a significant amount of marketable securities and cash not committed to any specific investments. This subjects a holder of New Valley's common shares to increased risk and uncertainty because the holder will not be able to evaluate how this cash will be invested and the economic merits of particular investments. There may be substantial delay in locating suitable investment opportunities. In addition, New Valley may lack relevant management experience in the areas in which New Valley may invest. There is a risk that New Valley will fail in targeting, consummating or effectively managing any of these investments.

NEW VALLEY MAY BECOME SUBJECT TO BURDENSOME REGULATION UNDER THE INVESTMENT COMPANY ACT

     Following the recent distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia, New Valley is engaged in the real estate business and holds a significant amount of cash and marketable securities which it may be required to reinvest in operating companies in the near future in order to avoid potentially burdensome regulation under the Investment Company Act of 1940. The Investment Company Act and its regulations generally impose substantive restrictions on a company that owns "investment securities" having a value in excess of 40% of the company's "total assets". New Valley, which is now above this threshold following the distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia, has been relying since December 2001 on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2. New Valley will attempt to be engaged, within the one-year period prescribed by Rule 3a-2, primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. However, there is a risk that New Valley will not be successful in becoming engaged in such business and will become subject to the Investment Company Act. If New Valley were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management. For example, it would be prohibited from entering into principal transactions and joint transactions with affiliates. It would also be prohibited from issuing convertible securities and options and would be subject to limitations on leverage.

NEW VALLEY IS SUBJECT TO RISKS RELATING TO ITS REMAINING RUSSIAN REAL ESTATE HOLDINGS

     New Valley owns the Kremlin sites in Moscow, Russia, which it has engaged in discussions to sell. These properties are subject to a high level of risk.

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

     In acquiring a 34.8% interest in one of the Kremlin sites, New Valley agreed with the City of Moscow to invest an additional $22 million by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002, although BrookeMil is seeking an extension of that date. There is a risk that BrookeMil will not be able to obtain this extension. Failure to make the expenditures could result in the forfeiture of a 34.8% interest in the site.

NEW VALLEY'S MANAGEMENT DOES NOT DEVOTE ITS FULL TIME TO NEW VALLEY'S AFFAIRS

     New Valley is dependent upon the services of Bennett S. LeBow, the Chairman of the Board and Chief Executive Officer of New Valley. The loss to New Valley of Mr. LeBow could harm New Valley. In addition, management divides its time between New Valley and Vector Group and, consequently, does not spend its full time on New Valley business.

VECTOR GROUP CONTROLS A MAJORITY OF NEW VALLEY'S SHARES

     As a result of the recapitalization and assuming that no warrant holder exercises its warrants, Vector Group owns approximately 56.3% of the outstanding common shares of New Valley. As holder of the absolute majority of the common shares, Vector Group is able to elect all of New Valley's directors and control the management of New Valley. Also, Vector Group's ownership of common shares makes it impossible for a third party to acquire control of New Valley without the consent of Vector Group and therefore may discourage third parties from seeking to acquire New Valley. A third party would have to negotiate any such transaction with Vector Group, and the interests of Vector Group may be different from the interests of other New Valley stockholders. This may depress the price of the common shares.

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

THE MARKET FOR NEW VALLEY'S COMMON SHARES IS RELATIVELY ILLIQUID

     New Valley completed a plan of recapitalization in June 1999 that made far-reaching changes in New Valley's capital structure. At this time, it is still unclear what the long-term impact of the recapitalization will be on the common shares. Although New Valley's common shares began trading on the Nasdaq SmallCap Market in September 2000, the liquidity of their trading market remains limited. The potential future issuance of the common shares on exercise of the warrants, which would increase the number of common shares by more than 80%, may depress the price of the common shares. New Valley has not declared a dividend on the common shares since 1984, and does not currently intend to pay such dividends in the foreseeable future.

ITEM 2.  PROPERTIES

     New Valley's principal executive office is in Miami, Florida, where it shares offices with Vector Group and various of their subsidiaries. New Valley has entered into an expense sharing agreement for use of such office space. New Valley's operating properties are described above.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Notes 8 and 15 to the Consolidated Financial
Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS; EXECUTIVE OFFICERS OF THE REGISTRANT

     During the last quarter of 2001, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below, together with accompanying text, presents certain information regarding all current executive officers of New Valley as of March 25, 2002. There are no family relationships among the executive officers of New Valley. Each of the executive officers of New Valley serves until the election and qualification of his successor or until his death, resignation or removal by the Board of Directors of New Valley.

                                                                                     YEAR INDIVIDUAL
                                                                                        BECAME AN
NAME                      AGE                       POSITION                        EXECUTIVE OFFICER
----                      ---                       --------                        -----------------
Bennett S. LeBow........  64     Chairman of the Board and Chief Executive                1988
                                 Officer
Howard M. Lorber........  53     President and Chief Operating Officer                    1994
Richard J. Lampen.......  48     Executive Vice President and General Counsel             1995
J. Bryant Kirkland               Vice President, Treasurer and Chief Financial
  III...................  36     Officer                                                  1998
Marc N. Bell............  41     Vice President, Associate General Counsel and            1998
                                 Secretary

     BENNETT S. LEBOW has been Chairman of the Board of New Valley since January 1988 and Chief Executive Officer thereof since November 1994. Mr. LeBow has been the Chairman of the Board and Chief Executive Officer of Vector Group, a New York Stock Exchange-listed holding company engaged in the manufacture and sale of cigarettes, since June 1990 and a director of Vector Group since October 1986, and currently holds various positions with Vector Group's subsidiaries. Mr. LeBow has been a director of Liggett Group Inc. since June 1990, and of Ladenburg Thalmann Financial Services since May 2001. Liggett is an indirect wholly-owned subsidiary of Vector.

     HOWARD M. LORBER has been President and Chief Operating Officer of New Valley since November 1994 and serves as a director of New Valley. Since January 2001, Mr. Lorber has served as President, Chief Operating Officer and a director of Vector Group. Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan's Famous, Inc., a chain of fast food restaurants; a consultant to Vector Group and Liggett from January 1994 to January 2001; a director and member of the Audit Committee of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; a director and member of the Audit Committee of Prime Hospitality Corp., a company doing business in the lodging industry, since May 1994; and Chairman of the Board of Ladenburg Thalmann Financial Services since May 2001.

     RICHARD J. LAMPEN has been Executive Vice President and General Counsel of New Valley since October 1995 and serves as a director of New Valley. Since July 1996, Mr. Lampen has served as Executive Vice President of Vector Group and since November 1998 as President and Chief Executive Officer of CDSI. Mr. Lampen is a director of Thinking Machines, CDSI and Ladenburg Thalmann Financial Services. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. Spec's Music, Inc. and Panaco, Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

     J. BRYANT KIRKLAND III has been Vice President, Treasurer and Chief Financial Officer of New Valley since January 1998, and since November 1994 has served in various financial capacities with New Valley and with Vector Group. Since January 2001, Mr. Kirkland has served as Vice President of Vector Group. Mr. Kirkland has served as Vice President and Chief Financial Officer of CDSI since January 1998 and as a director of CDSI since November 1998. Since June 2001, Mr. Kirkland has served as Chief Financial Officer of Ladenburg Thalmann Financial Services.

     MARC N. BELL has been a Vice President of New Valley since February 1998 and has served as Associate General Counsel and Secretary of New Valley since November 1994. Since May 1994, Mr. Bell has served as General Counsel and Secretary of Vector Group and since January 1998 as Vice President of Vector Group.

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

     The following table sets forth, for the calendar quarters indicated, the range of per share prices for the common shares. From September 27, 2000 prices reflect quotations on the NASDAQ SmallCap Market and prior to that date reflect quotations on the NASD OTC Electronic Bulletin Board. Quotations prior to September 27, 2000 reflect inter-dealer prices in the over-the-counter market, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                              HIGH      LOW
                                                              -----    -----
NASDAQ SMALLCAP MARKET
2001:
Fourth Quarter..............................................  $4.25    $2.93
Third Quarter...............................................   3.67     2.93
Second Quarter..............................................   3.05     2.55
First Quarter...............................................   3.16     2.24

2000:
Fourth Quarter..............................................  $3.77    $2.24
Third Quarter (from September 27, 2000).....................   3.82     3.67

NASD OTC ELECTRONIC BULLETIN BOARD

2000:
Third Quarter (prior to September 27, 2000).................  $4.07    $2.65
Second Quarter..............................................   3.16     1.99
First Quarter...............................................   3.00     2.85

HOLDERS

     At March 25, 2002, there were approximately 12,595 holders of record of the common shares.

DIVIDENDS

     No cash dividends were paid on the common shares in 2001. A special dividend of 0.988 of a share of Ladenburg Thalmann Financial Services was paid on each of our shares of common stock on December 20, 2001. The information presented above concerning the price range of the common shares is adjusted for the special dividend.

RECENT SALES OF UNREGISTERED SECURITIES

     No securities of New Valley which were not registered under the Securities Act of 1933 have been issued or sold by New Valley during the three months ended December 31, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2001       2000       1999       1998       1997
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
Total revenues..............................  $ 12,701   $ 13,492   $ 12,012   $ 35,417   $ 56,901
Total costs and expenses....................    25,522     24,277     33,516     48,603     67,539
Other income (expense)......................    (3,214)    46,510     (6,160)    (4,072)    (2,506)
                                              --------   --------   --------   --------   --------
(Loss) income from continuing operations
  before income taxes and minority
  interests.................................   (16,035)    35,725    (27,664)   (17,258)   (13,144)
Income tax provision........................       260         --         18         --         --
Minority interests in (loss) income from
  continuing operations of consolidated
  subsidiaries..............................      (594)      (323)        92     (2,089)    (1,347)
                                              --------   --------   --------   --------   --------
(Loss) income from continuing operations....   (15,701)    36,048    (27,774)   (15,169)   (11,797)
Discontinued operations:
(Loss) income from discontinued
  operations................................    (5,829)     5,002      2,051     (8,160)   (12,463)
Gain on disposal of discontinued
  operations................................     4,346     17,879      4,100      7,740      3,687
                                              --------   --------   --------   --------   --------
  (Loss) income from discontinued
     operations.............................    (1,483)    22,881      6,151       (420)    (8,776)
                                              --------   --------   --------   --------   --------
Net (loss) income...........................   (17,184)    58,929    (21,623)   (15,589)   (20,573)
Dividend requirements on preferred
  shares(a).................................        --         --    (37,759)   (80,964)   (68,475)
                                              --------   --------   --------   --------   --------
Net income (loss) applicable to common
  shares....................................  $(17,184)  $ 58,929   $(59,382)  $(96,553)  $(89,048)
                                              ========   ========   ========   ========   ========
Per common and equivalent share(b):
Basic:
  (Loss) income from continuing
     operations.............................  $  (0.69)  $   1.57   $  (3.76)  $ (10.04)  $  (8.38)
  Gain from discontinued operations.........     (0.06)      0.99        .35      (0.04)     (0.92)
  Net (loss) income per Common Share........     (0.75)      2.56      (3.41)    (10.08)     (9.30)
Diluted:
  (Loss) income from continuing
     operations.............................  $  (0.69)  $   1.56   $  (3.76)  $ (10.04)  $  (8.38)
  Gain from discontinued operations.........     (0.06)      0.99        .35      (0.04)     (0.92)
  Net (loss) income per Common Share........     (0.75)      2.55      (3.41)    (10.08)     (9.30)
Dividends declared(a).......................        --         --         --         --         --
Book value(b)...............................  $   5.63   $   6.54   $   3.94   $ (21.44)  $ (13.61)
BALANCE SHEET DATA:
Total assets................................  $162,698   $263,130   $220,668   $272,722   $441,391
Long-term obligations.......................    11,142     11,900     19,519     54,801    185,024
Prepetition claims(c).......................     2,700     10,229     12,279     12,364     12,611
Redeemable preferred shares(d)..............        --         --         --    316,202    258,638
Stockholders' equity (deficiency)...........   128,480    149,685     91,379   (205,312)  (130,399)
Working capital (deficiency)................   113,628     72,720     23,014      7,870     (6,986)

---------------

(a) Dividend requirements on preferred shares amounts include $444 in 1999, $891 in 1998 and $692 in 1997 accrued on the redeemable Class A senior preferred shares to reflect the effective dividend yield over the life of such securities. All preferred dividends, whether or not declared, are reflected as a deduction in arriving at net loss applicable to common shares. No dividends on preferred shares were declared in 1999, 1998 and 1997.
(b) All per share data have been restated to reflect New Valley's recapitalization which occurred on June 4, 1999.
(c) Represents prepetition claims against New Valley in its bankruptcy case. See
    Note 15 to the Consolidated Financial Statements.
(d) Includes cumulative preferred dividends on the redeemable Class A senior preferred shares of $219,068 and $163,302 at December 31, 1998 and 1997, respectively. See Note 11 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

     The following discussion assesses the results of operations, capital resources and liquidity of New Valley and its consolidated subsidiaries and should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report. The operating results of the periods presented were not significantly affected by inflation. The consolidated financial statements include the accounts of BrookeMil, Thinking Machines and other subsidiaries and the discontinued operations of Ladenburg Thalmann Financial Services.

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

     - the acquisition of the Ladenburg Thalmann & Co. broker-dealer business in May 1995;

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

     - the sale of Western Tobacco Investments in August 2000 and New Valley's receipt of $57,208 in sale proceeds;

     - the sale of Ladenburg Thalmann & Co. to Ladenburg Thalmann Financial Services in May 2001 for shares of Ladenburg Thalmann Financial Services, convertible notes and cash; and

     - the distribution to New Valley's stockholders of its 53.6% interest in Ladenburg Thalmann Financial Services and the sale of Western Realty Investments in December 2001. New Valley received $21,000 of sale proceeds from the Western Realty Investments transaction. The broker-dealer operations, which were the primary source of New Valley's revenues since 1995, are treated as discontinued operations in New Valley's financial statements.

RECENT DEVELOPMENTS

     Distribution of Ladenburg Thalmann Financial Services Shares. On November 30, 2001, New Valley announced that it would distribute its 22,543,158 shares of Ladenburg Thalmann Financial Services common stock, a 53.6% interest, to holders of New Valley common shares through a special dividend. The special dividend was accomplished through a pro rata distribution of the Ladenburg Thalmann Financial Services shares, paid on December 20, 2001 to New Valley holders of record as of December 10, 2001. New Valley stockholders received 0.988 of a Ladenburg Thalmann Financial Services share for each share of New Valley.

     Sale of Western Realty Investments. On December 21, 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments LLC, the entity through which Western Realty Development owned the Ducat Place II office building and the adjoining Ducat Place III site in Moscow, Russia. The purchase price for the sale was approximately $42,000 including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $21,000, and Apollo received approximately $9,000. These amounts are subject to adjustment based on final closing expenses. New Valley recorded a loss of $21,842 in connection with the sale in 2001.

     New Valley is currently engaged in discussions to sell the Kremlin sites, its remaining real estate holdings in Russia. New Valley anticipates it would receive approximately 37.5% of the net proceeds of a sale.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

     General. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     Long-Term Investments. At December 31, 2001, New Valley had long-term investments of $10,044, representing investments in various limited partnerships. The principal business of the limited partnerships is investing in real estate and investment securities. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its statement of operations.

     Income Taxes. The year 2000 was the only year out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $123,000 as of December 31, 2001 which expire at various dates from 2002 through 2008. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that New Valley will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to New Valley's history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional operating companies, New Valley has not recognized any of this net deferred tax asset. New Valley currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

     It is possible, however, that New Valley could be profitable in the future at levels which cause management to conclude that it is more likely than not that it will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, New Valley would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 40% under current tax rates, rather than the nominal rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause New Valley's provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

RESULTS OF OPERATIONS

     For the years ended December 31, 2001, 2000 and 1999, the results of continuing operations of New Valley's primary operating units are as follows. The operations of BrookeMil are included in real estate operations. For 2001, the operations of Western Realty Development are included in real estate operations. For 2000 and 1999, New Valley's interest in Western Realty Development, which was accounted for on the equity method prior to December 29, 2000, is included in corporate and other activities. In December 2001, New Valley completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services, its former majority-owned subsidiary engaged in the investment banking and brokerage business. The broker-dealer operations are treated as discontinued operations in the consolidated financial statements. As a result, the statement of operations has been reformatted and certain prior year amounts have been reclassified to conform to the current year presentation.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000        1999
                                                              --------    -------    --------
Real estate:
  Revenues..................................................  $  9,966    $ 3,199    $  7,056
  Expenses..................................................    12,067      8,534      14,096
  Other (expense) income....................................   (20,945)        --       3,828
                                                              --------    -------    --------
  Operating loss before taxes and minority interests........  $(23,046)   $(5,335)   $ (3,212)
                                                              ========    =======    ========
Computer software:
  Revenues..................................................  $     --    $    --    $    317
  Expenses..................................................       136        143       7,498
  Other income..............................................       250        150       4,028
                                                              --------    -------    --------
  Operating income (loss) before taxes and minority
     interests..............................................  $    114    $     7    $ (3,153)
                                                              ========    =======    ========
Corporate and other:
  Revenues..................................................  $  2,735    $10,293    $  4,639
  Expenses..................................................    13,319     15,600      11,922
  Other income (expense)....................................    17,481     46,360     (14,016)
                                                              --------    -------    --------
  Operating income (loss) before taxes and minority
     interests..............................................  $  6,897    $41,053    $(21,299)
                                                              ========    =======    ========

THE YEAR 2001 COMPARED TO 2000

     Real estate revenues were $9,966 for the year ended December 31, 2001 as compared to $3,199 for the year ended December 31, 2000. The increase of $6,767 in real estate revenues was attributable to the inclusion of $8,024 of Western Realty Development rental revenues from the Ducat Place II office building in Moscow, offset by a decrease in revenues as a result of the sale of one of New Valley's two U.S. shopping centers in February 2001. Prior to December 29, 2000, Western Realty Development was accounted for under the equity method of accounting and, accordingly, the amounts earned were recorded in other income (expense) from corporate activities. Subsequent to December 29, 2000, the revenues from Western Realty Development are included in real estate revenues.

     Corporate and other revenues were $2,735 for the year ended December 31, 2001 as compared to $10,293 for the year ended December 31, 2000. The decrease in corporate and other revenues primarily relates to net gains on sale of investments of $7,271 recognized during 2000 compared to a loss during 2001 of $1,003 which was offset by an increase in interest and dividend income of $716 for 2001.

     Real estate expenses were $12,067 for the year ended December 31, 2001 as compared to $8,534 for the year ended December 31, 2000. The $3,533 increase in real estate expenses is attributable to the inclusion of $7,494 of expenses from Western Realty Development, offset by lower expenses as a result of the sale of the shopping center and lower expenses at BrookeMil. BrookeMil incurred expenses of $735 for 2001 and $3,920 for 2000 related to the Kremlin sites. BrookeMil's expenses for the 2000 period consisted primarily of accrued interest expense of $3,373 associated with the participating loan from Western Realty Repin. Corporate and other expenses were $13,319 for the year ended December 31, 2001, a decline of $2,281 from the prior year. The decline was primarily the result of a decrease in legal and administrative expense, offset by an increase in compensation and benefits of $785 in 2001.

     Other expense from real estate activities for the year ended December 31, 2001 represented the $21,842 loss on the sale of Western Realty Investments, offset by a $897 gain from the sale of the shopping center.

     Other income from corporate activities recorded during 2001 primarily related to a gain on lawsuit settlement arising from the resolution of an insurance claim involving the Company's former Western Union satellite business. The other income recorded during 2000 primarily related to a gain of $52,421 on the sale of Western Tobacco Investments, offset by a loss of $5,597 from the operations of investees accounted for on the equity method.

     Other income from computer software for 2001 related to a gain associated with the June 1999 sale of Thinking Machines' Darwin(R) software and services business to Oracle Corporation. In June 2001, Thinking Machines recognized a $250 gain from Oracle's payment of the remaining $250 from the $400 of the purchase price escrowed in connection with the sale. Revenues for 2000 related to the $150 payment of the first installment of the escrowed funds. Computer software expenses related to general and administrative expenses.

     Income tax expense for 2001 was $260 versus $0 for 2000. The income taxes related principally to foreign income taxes of Western Realty Development. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

THE YEAR 2000 COMPARED TO 1999

     Real estate revenues were $3,199 for the year ended December 31, 2000 as compared to $7,056 for the year ended December 31, 1999. The decrease in real estate revenues of $3,857 primarily related to the sale of five U.S. shopping centers in August 1999.

     Corporate and other revenues were $10,293 for the year ended December 31, 2000 as compared to $4,639 for the year ended December 31, 2000. The increase in corporate and other revenues of $5,654 was due to increased gains on the sales of investments and greater interest and dividend income.

     Real estate expenses were $8,534 for the year ended December 31, 2000 as compared to $14,086 for the year ended December 31, 1999. Expenses of the real estate operations decreased primarily from the sale of the shopping centers and a lower level of expenses incurred at BrookeMil. BrookeMil incurred expenses of $3,920 in 2000 and $5,339 in 1999 related to the Kremlin sites. The expenses consisted primarily of accrued interest expense of $3,373 in the 2000 period and $4,698 in the 1999 period associated with the Western Realty Repin participating loan. BrookeMil also experienced a foreign currency loss of $460 on cash restricted for future investments in the Kremlin sites in the 1999 period.

     Corporate and other expenses were $15,600 for the year ended December 31, 2000 as compared to $11,922 for the year ended December 31, 1999. Corporate and other expenses includes employee compensation and benefits.

     Computer software expenses were $143 for the year ended December 31, 2001 as compared to $7,498 for the year ended December 31, 2000. Expenses of the computer operations were substantially reduced due to the Thinking Machines asset sale in June 1999. Prior to the sale, operating expenses of Thinking Machines consisted of cost of sales, selling, general and administrative expenses, research and development expense and interest expense reflected in the 1999 results. Since the sale, operating expenses have consisted of general and administrative expenses and interest expense.

     Other income from real estate activities in 1999 of $3,828 related to a gain on the sale of the five shopping centers.

     Other income (expense) from corporate and other activities was income of $46,360 for the year ended December 31, 2000 as compared to expense of $14,016 for the year ended December 31, 1999. For 2000, other corporate income included income of $52,421 from the sale of Western Tobacco Investments, offset by a loss of $5,597 from the operations of investees accounted for on the equity method. Other corporate expense of $14,016 recorded in 1999 primarily related to losses from joint venture of $16,513 offset by a gain of $4,256 from the sale of a 19.9% interest in Ladenburg Thalmann & Co. The loss from the joint venture recorded during 1999 included equity in losses of the joint venture in addition to a non-cash $11,561 impairment charge associated with Western Realty Development. In 1999, Western Realty Development evaluated the recoverability of its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Western Realty Development determined a permanent impairment had occurred related to economic difficulties in the Russian economy following the financial crisis of August 1998. Based on an appraisal conducted by an independent third party, Western Realty Development recorded an impairment charge for the year ended December 31, 1999 of $11,561 associated with its investment in the site for the proposed Ducat Place III office building and related goodwill. The fair market value was determined based on current market conditions and anticipated future discounted cash flows.

     Computer software revenue of $150 for the year ended December 31, 2000 represents a portion of the gain recognized from the sale of Thinking Machines' assets. The other income in 1999 of $4,028 for the year ended December 31, 1999 for computer software is primarily composed of a gain of $3,801 from the sale of Thinking Machines' assets.

     Income tax expense for 2000 was $0 versus $18 for 1999. The income taxes related principally to foreign income taxes of Western Realty Development. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

DISCONTINUED OPERATIONS

     Ladenburg Thalmann Financial Services. On November 30, 2001, New Valley announced that it would distribute its 53.6% interest in Ladenburg Thalmann Financial Services common stock to holders of New Valley common shares through a special dividend. The special dividend was accomplished through a pro rata distribution of the Ladenburg Thalmann Financial Services shares, paid on December 20, 2001 to holders of record as of December 10, 2001. New Valley stockholders received 0.988 of a Ladenburg Thalmann Financial Services share for each share of New Valley.

     The consolidated financial statements of New Valley have been reclassified to reflect as discontinued operations New Valley's broker-dealer operations. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of applicable income taxes and minority interests, as "Income (loss) from discontinued operations," and the net cash flows of these entities have been reports as "Net cash provided from discontinued operations." New Valley accounted for the discontinued operations of Ladenburg Thalmann Financial Services by prorating Ladenburg Thalmann Financial Services' income and expenses through December 20, 2001, the date of the distribution.

     Summarized operating results of the discontinued broker-dealer operations are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------    -------    -------
Revenues.............................................  $ 88,473    $90,111    $77,753
Expenses.............................................   100,503     83,813     75,065
                                                       --------    -------    -------
Operating income (loss) before taxes and minority
  interests..........................................  $(12,030)   $ 6,298    $ 2,688
                                                       ========    =======    =======

     Gains on Disposal of Discontinued Operations. The Company recorded a gain on disposal of discontinued operations of $4,346 for the year ended December 31, 2001 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various restructuring and tax accruals previously established.

     The Company recorded a gain on disposal of discontinued operations of $17,879 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced restructuring, employee benefit and various tax accruals previously established.

     The Company recorded a gain on disposal of discontinued operations of $4,100 in 1999 related to the settlement of a lawsuit originally initiated by the Western Union telegraph business.

LIQUIDITY AND CAPITAL RESOURCES

     New Valley's working capital increased by $40,908, $49,706 and $15,144 for the years ended December 31, 2001, 2000 and 1999.

     New Valley's working capital increased to $113,628 at December 31, 2001 from $72,720 at December 31, 2000 primarily as a result of the sale of Western Realty Investments, the settlement of a lawsuit which resulted in income of $17,620 and the sale of New Valley's Royal Palm Beach, Florida shopping center.

     New Valley's working capital increased to $72,720 at December 31, 2000 from $23,014 at December 31, 1999 primarily as a result of a $57,208 distribution from joint venture related to the sale of Western Tobacco Investments.

     New Valley's working capital increased to $23,014 at December 31, 1999 from $7,870 at December 31, 1998 primarily as a result of the sale of the five U.S. shopping centers and a 19.9% interest in Ladenburg Thalmann & Co. and liquidations of various long-term investments. The amount was offset by net increases in New Valley's unrealized loss on marketable securities and investments of $7,075.

     During 2001, New Valley's cash and cash equivalents increased from $82,067 to $92,069 due primarily to the sale of Western Realty Investments.

     During 2000, New Valley's cash and cash equivalents increased from $11,512 to $82,067 due primarily to a $57,208 distribution from joint venture related to the Western Tobacco Investments sale and net sales of $23,929 of marketable securities and long-term investments.

     During 1999, New Valley's cash and cash equivalents decreased from $16,444 to $11,512 due primarily to a decrease in margin loans payable of $12,105 and investments of $7,075, offset by the sales of the shopping centers, Thinking Machines' assets and the Ladenburg Thalmann & Co. stock.

     Cash used for operating activities for the year ended December 31, 2001 was $10,153 as compared to $11,273 from the prior year. Cash used for operating activities was primarily due to general and administrative expenses offset by interest and dividend income in both years.

     Cash used from operating activities for the year ended December 31, 2000 was $11,273 as compared to $277 for the prior year. The difference is primarily due to the increased interest expense associated with the Western Realty Repin loan and higher non-cash stock compensation expense in 1999.

     Cash provided from investing activities for the year ended December 31, 2001 was $43,713 compared to $77,208 for the year ended December 31, 2000. The difference is primarily attributable to net sales of $1,674 of investment securities and long term investments in 2001 versus $23,929 in 2000. The amounts for 2001 also include $32,986 received from the sale of Western Realty Investments, the cash received of $8,010 in connection with the sale of Ladenburg Thalmann & Co. to Ladenburg Thalman Financial Services in May 2001 and $9,174 received from the sale of one of the Company's two U.S. shopping centers versus a distribution from joint venture of $57,208 in 2000.

     Cash provided from investing activities for the year ended December 31, 2000 was $77,208 compared to $29,490 for the year ended December 31, 1999. The difference is primarily attributable to a distribution from joint venture of $57,208 and net sales of $23,929 of marketable securities and long-term investments in the 2000 period versus net purchases of $9,525 of marketable securities and long-term investments in 1999 offset by $46,208 of cash received from the sale of New Valley's five U.S. shopping centers in 1999. The difference is also attributable to a decrease in restricted assets of $1,885 for 2000 versus an increase in restricted assets of $2,095 in 1999. The changes in restricted assets primarily relate to BrookeMil's investment in the Kremlin sites.

     The capital expenditures for the years ended December 31, 2001, 2000 and 1999 related principally to the development of the Kremlin sites ($2,642, $3,663 and $13,990, respectively). In acquiring its interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002, although BrookeMil is seeking an extension of that date. Failure to make the expenditures could result in forfeiture of a 34.8% interest in the site.

     In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds from the loan have been used by BrookeMil for the acquisition and preliminary development of the Kremlin sites. Through December 31, 2001, Western Realty Repin has advanced $42,230 to BrookeMil, of which Apollo has funded $29,519. The loan bears no fixed interest and is payable only out of distributions by the entities owning the Kremlin sites to BrookeMil. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of New Valley's shares of BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds to repay New Valley for certain expenditures on the Kremlin sites previously incurred.

     New Valley has engaged in discussions to sell the Kremlin sites, its remaining real estate holdings in Russia. New Valley anticipates it would receive approximately 37.5% of the net proceeds of a sale.

     In connection with the sale of Western Tobacco Investments, Gallaher also agreed for $1,500 to purchase from a subsidiary of BrookeMil additional land adjacent to the Liggett-Ducat manufacturing facility outside Moscow, Russia. Closing of the sale occurred in the fourth quarter of 2001 following satisfaction of various regulatory requirements.

     In August 1999, New Valley completed the sale of five of its shopping centers for an aggregate purchase price of $46,125 ($45,288 after closing adjustments and expenses) including the assumption of $35,023 of mortgage financing. New Valley received approximately $10,265 in cash from the transaction after closing adjustments and expenses and recorded a gain of $3,828 associated with the sale of the shopping centers. In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9,500 before closing adjustments and recognized a gain of $897 million on the sale.

     New Valley is in negotiations to dispose of its remaining shopping center in Kanawha, West Virginia. The Kanawha, West Virginia shopping center is subject to a $6,837 senior mortgage note due September 2024 which bears interest at 9.03% per annum for the first seven years and at floating rates thereafter (or 11.03% per annum if the loan is still in a securitization) and a $4,388 subordinated note due September 2006 which bears interest at 9.0% per annum. The financing on the shopping center is non-recourse to New Valley, except for misappropriations of insurance and other proceeds, failures to apply rent and other income to required maintenance and taxes, environmental liabilities and certain other matters.

     In June 1999, Thinking Machines sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price was $4,700 in cash at the closing of the sale and up to an additional $20,300, payable in cash on January 31 in each of the years 2001 through 2003, based on sales by Oracle of the Darwin(R) product above specified sales targets. Oracle has informed Thinking Machines that it did not achieve the specified sales target for the 2000 and 2001 periods. At the closing of the Oracle sale, $4,136 of loans, including interest, were repaid by Thinking Machines to New Valley. New Valley has lent Thinking Machines an additional $623, net of repayments, bearing interest at 15% per annum, since the closing.

     On March 27, 2002, Ladenburg Thalmann Financial Services borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of June 30, 2002 or the completion of one or more equity financings where Ladenburg Thalmann Financial Services receives at least $5,000 in total proceeds.

     Cash flows used for financing activities were $27,564 for the year ended December 31, 2001 as compared to cash flows provided from financing activities of $2,881 for the year ended December 31, 2001. The decrease was primarily due to the net repayment of notes payable and other liabilities of $16,759 in 2001, the cash impact of the distribution of Ladenburg Thalmann Financial Services of $8,136 in 2001 and a decrease in margin loans payable of $4,675 in 2001 versus an increase of $3,692 in margin loans in 2000.

     Cash flows provided from financing activities were $2,881 for the year ended December 31, 2000 as compared to cash used for financing activities of $38,409 for the year ended December 31, 1999. The increase was primarily due to $35,023 of debt repayments associated with the sales of New Valley's five U.S. shopping centers in 1999 and an increase of $3,692 in 2000 in New Valley's margin loans versus a $12,105 net payment on New Valley's margin loans in 1999. The increase was offset by the issuance of $4,473 of the participating loan in 1999 versus an issuance of $663 of the participating loan in 2000.

     In May 2001, Western Realty Development's Russian subsidiary entered into a credit agreement with ZAO Raiffeisenbank Austria. The subsidiary borrowed $8,700 in the third quarter of 2001 under the credit agreement, and $8,265 was outstanding at the time of the sale of Western Realty Investments. The principal balance was assumed in connection with the sale of Western Realty Investments.

     On October 5, 1999, New Valley's board of directors authorized the repurchase of up to 2,000,000 common shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of March 25, 2002, New Valley had repurchased 422,000 shares for approximately $1,457.

     New Valley expects that its available capital resources will be sufficient to fund its currently anticipated cash requirements for 2002, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization expense related to goodwill was $279 for the year ended December 31, 2001.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. New Valley is currently assessing the impact, if any, of the adoption of this statement.

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

  Equity Price Risk

     New Valley held investment securities available for sale totaling $20,902 at December 31, 2001. Adverse market conditions could have a significant effect on the value of New Valley's investments.

     New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

  Foreign Market Risk

     BrookeMil's operations are conducted in Russia. The Russian Federation continues to experience economic difficulties following the financial crisis of August 1998. Consequently, the country's currency continues to devalue, there is continued volatility in the debt and equity markets, hyperinflation persists, confidence in the banking sector has yet to be restored and there continues to be a general lack of liquidity in the economy. In addition, laws and regulations affecting businesses operating within the Russian Federation continue to evolve.

     The Russian Federation's return to economic stability is dependent to a large extent on the effectiveness of the measures taken by the government, decisions of international lending organizations, and other actions, including regulatory and political developments, which are beyond the control of companies operating in the Russian Federation. The operations of BrookeMil may be significantly affected by these factors for the foreseeable future.

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

     Each of New Valley's operating businesses, BrookeMil and New Valley Realty, and its interest in Western Realty Repin, are subject to intense competition, changes in consumer preferences, and local economic conditions. BrookeMil, Western Realty Repin and New Valley Realty are additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Uncertainties affecting New Valley generally include, without limitation, the effect of market conditions on the salability of New Valley's investment securities, the uncertainty of other potential acquisitions and investments by New Valley, the effects of governmental regulation on New Valley's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which New Valley may become involved.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 29, 2002, beginning on page 28 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is contained in New Valley's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1) INDEX TO 2001 CONSOLIDATED FINANCIAL STATEMENTS:

     The Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 29, 2002, appear on pages 28 through 57 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

     (A)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule III -- Real Estate and Accumulated Depreciation.................Page 53

     (A)(3) EXHIBITS

*(2)(a)      Amended and Restated Limited Liability Company Agreement
             (Second Restatement), dated as of February 20, 1998, by and among Western Realty Development, New Valley, BrookeMil and
             Apollo Real Estate Investment Fund III, L.P. (incorporated by reference to Exhibit 10.1 in New Valley's Current Report on Form 8-K dated February 20, 1998).
*(b)         Limited Liability Company Agreement, dated as of June 18,
             1998, by and among Western Realty Repin, Apollo Real Estate
             Investment Fund III, L.P., and New Valley (incorporated by reference to Exhibit 10.3 in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).
*(3)(a)      Amended and Restated Certificate of Incorporation dated June
             4, 1999 of New Valley (incorporated by reference to Exhibit
             3(a) in New Valley's Form S-1, dated June 14, 1999,
             Registration No. 333-79837).
*(b) By-Laws of New Valley adopted July 29, 1996 (incorporated by reference to Exhibit (3)(ii) in New Valley's Quarterly
             Report on Form 10-Q for the quarterly period ended June 30,
             1996).
*(4)         Form of Warrant Agreement, dated as of June 4, 1999, between
             American Stock Transfer & Trust Company, as Warrant Agent, and New Valley including Form of warrant (incorporated by reference to Exhibit 4(c) in New Valley's Form S-1, dated
             June 14, 1999, Registration No. 333-79837).
*(10)(a)(i)  Restricted Share Agreement, dated November 18, 1996, by and between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(a)(ii) in New Valley's Form 10-K for the fiscal year ended December 31, 1996).
*(ii)        Option Agreement, dated November 18, 1996, between New
             Valley and Howard M. Lorber (incorporated by reference to
             Exhibit 10(a)(iii) in New Valley's Form 10-K for the fiscal year ended December 31, 1996).
*(iii)       New Valley Corporation 2000 Long-Term Incentive Plan
             (incorporated by reference to Appendix A of New Valley's
             Proxy Statement dated April 18, 2000).
*(iv)        New Valley Corporation Non-Employee Directors Stock Option
             Program (incorporated by reference to Appendix B of New
             Valley's Proxy Statement dated April 18, 2000).
*(b)(i) Employment Agreement, dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Bennett S. LeBow (incorporated by reference to Exhibit
             10(b)(i) in New Valley's Form 10-K for the fiscal year ended
             December 31, 1995).
*(ii) Employment Agreement ("Lorber Employment Agreement"), dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(b)(ii) in New Valley's Form 10-K for the fiscal year ended December 31, 1995).
*(iii)       Amendment dated January 1, 1998 to Lorber Employment
             Agreement (incorporated by reference to Exhibit 10(b)(iii) in New Valley's Form 10-K for the fiscal year ended December
             31, 1997).
*(iv)        Employment Agreement, dated September 22, 1995, between New
             Valley and Richard J. Lampen (incorporated by reference to
             Exhibit 10(c) in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).
*(v)         Employment Agreement, dated August 1, 1999, between New
             Valley and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.2 in New Valley's Quarterly Report on Form
             10-Q for the quarterly period ended June 30, 1999).

*(c) Expense Sharing Agreement, dated as of January 18, 1995, by and between Vector Group and New Valley (incorporated by reference to Exhibit 10(a) in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
             1995).
*(d) Asset Purchase Agreement, dated as of May 18, 1999, by and between Oracle Corporation and Thinking Machines Corporation
             (incorporated by reference to Exhibit 10(h)(ii) in New
             Valley's Form S-1, dated June 14, 1999, Registration No.
             333-79837).
*(e)         Form of Margin Agreement, dated September 12, 1995, between
             ALKI and Bear Stearns & Co. (incorporated by reference to
             Exhibit 2 in the Schedule 13D filed by, among others, New
             Valley with the SEC on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).
*(f)(i) Participating Loan Agreement, dated as of June 18, 1998, by and between Western Realty Repin and BrookeMil (incorporated by reference to Exhibit 10.4 in New Valley's Quarterly
             Report on Form 10-Q for the quarterly period ended June 30,
             1998).
*(ii) Interest Purchase Agreement, dated as of December 29, 2000, between WRD Holding Corporation and Apollo (incorporated by reference to Exhibit 10.1 in New Valley's Current Report on
             Form 8-K dated December 29, 2000).
*(iii) Promissory Note of WRD Holding, dated December 29, 2000, in favor of Apollo (incorporated by reference to Exhibit 10.2 in New Valley's Current Report on Form 8-K dated December
             29, 2000).
*(iv)        Pledge Agreement, dated as of December 29, 2000, between
             Apollo and WRD Holding (incorporated by reference to Exhibit
             10.3 in New Valley's Current Report on Form 8-K dated
             December 29, 2000).
*(g)(i) Purchase and Sale Agreement, dated as of June 14, 2000, between Gallaher (Overseas) Holdings Ltd. and Brooke
             (Overseas) Ltd. (incorporated by reference to Exhibit 10.1 in Vector Group's Current Report on Form 8-K dated June 14,
             2000).
*(ii)        Amendment to Purchase and Sale Agreement, dated as of August
             4, 2000, between Gallaher Overseas (Holdings) Ltd. and
             Brooke (Overseas) Ltd. (incorporated by reference to Exhibit
             10.3 in Vector Group's Current Report on Form 8-K dated
             August 4, 2000).
*(h)(i)      Stock Purchase Agreement, dated February 8, 2001, among
             Ladenburg Thalmann Financial Services (formerly known as GBI
             Capital Management Corp.), New Valley, New Valley Capital
             Corporation (formerly known as Ladenburg, Thalmann Group
             Inc.)("NVCC"), Berliner Effektengesellschaft AG ("Berliner") and Ladenburg, Thalmann & Co. (incorporated by reference to
             Exhibit 10.1 in New Valley's Current Report on Form 8-K dated February 16, 2001).
*(ii)        Amendment No. 1 to the Stock Purchase Agreement, dated April
             25, 2001, among Ladenburg Thalmann Financial Services, New
             Valley, NVCC and Ladenburg Thalmann & Co. (incorporated by reference in Exhibit 10.6 to New Valley's Form 8-K dated May
             7, 2001).
*(iii)       Amendment No. 2 to the Stock Purchase Agreement, dated
             August 31, 2001, as amended, by and among Ladenburg Thalmann
             Financial Services, New Valley, NVCC, Berliner and Ladenburg
             Thalmann & Co. (incorporated by reference to Exhibit 4.1 to
             Ladenburg Thalmann Financial Services' Current Report on
             Form 8-K/A dated August 31, 2001).
*(iv)        Form of 7.50% Convertible Promissory Note due December 31,
             2005 in the principal amount of $8,010,000 of Ladenburg
             Thalmann Financial Services payable to NVCC (incorporated by reference to Exhibit 4.2 to Ladenburg Thalmann Financial
             Services' Current Report on Form 8-K/A dated August 31,
             2001).

*(v)         Form of Pledge and Security Agreement between Ladenburg
             Thalmann Financial Services, NVCC, Berliner, Frost-Nevada,
             Limited Partnership and U.S. Bank Trust National
             Association, as collateral agent (incorporated by reference to Exhibit 10.3 in New Valley's Current Report on Form 8-K dated February 16, 2001).
*(vi) Investor Rights Agreement, dated as of February 8, 2001, among New Valley, NVCC, Berliner, Ladenburg Thalmann
             Financial Services, Frost-Nevada, Limited Partnership and the individual stockholders of Ladenburg Thalmann Financial
             Services signatories thereto (incorporated by reference to Exhibit 10.6 in New Valley's Current Report on Form 8-K dated February 16, 2001).
*(vii) Stock Purchase Agreement, dated as of February 8, 2001, by and between NVCC and Joseph Berland (incorporated by reference to Exhibit 10.7 in New Valley's Current Report on
             Form 8-K dated February 16, 2001).
*(i)(i) Interest Purchase Agreement, dated December 21, 2001, between Western Realty Development, as the Seller, and Andante Limited, as the Purchaser (incorporated by reference to Exhibit 10.1 in New Valley's Current Report on Form 8-K dated December 20, 2001).
*(ii) Guaranty dated as of December 21, 2001 by New Valley in favor of Andante Limited (incorporated by reference to Exhibit 10.2 in New Valley's Current Report on Form 8-K dated December 20, 2001).
(21)         Subsidiaries of New Valley.
(23)         Consent of PricewaterhouseCoopers LLP relating to New
             Valley's Registration Statement on Form S-8 (No. 333-46370) and Registration Statement on Form S-3 (No. 333-79837).
*(99)        Western Realty Development LLC's Consolidated Financial
             Statements for the years ended December 31, 2000 and 1999
             (incorporated by reference to Exhibit 99 in New Valley's
             Form 10-K for the fiscal year ended December 31, 2000).

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

     (B) REPORTS ON FORM 8-K:

     None

                             NEW VALLEY CORPORATION

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001
                      ITEMS 8, 14(A)(1) AND (2), AND 14(D)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Financial Statements and Schedules of the Registrant and its subsidiaries, required to be included in Items 8, 14(a)(1) and (2), and 14(d) are listed below:

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
  Report of Independent Certified Public Accountants........   26
  Consolidated Balance Sheets as of December 31, 2001 and
     2000...................................................   27
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................   28
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2001, 2000 and 1999...   29
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................   30
  Notes to Consolidated Financial Statements................   31

FINANCIAL STATEMENT SCHEDULES:
  Schedule III -- Real Estate and Accumulated Depreciation
     Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in the Consolidated
      Financial Statements or accompanying Notes.
  Western Realty Development LLC
  The consolidated financial statements of Western Realty
     Development LLC are filed as Exhibit 99 to this report and are incorporated herein by reference.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the
Stockholders of New Valley Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New Valley Corporation and its subsidiaries (the "Company") at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 29, 2002

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 92,069    $ 82,067
  Investment securities available for sale..................    20,902      29,331
  Trading securities owned..................................        --      18,348
  Restricted assets.........................................    17,380       1,039
  Receivable from clearing brokers..........................        --      10,126
  Other current assets......................................     2,714       2,865
                                                              --------    --------
          Total current assets..............................   133,065     143,776
                                                              --------    --------
Investment in real estate, net..............................    10,581      96,227
Furniture and equipment, net................................        35       8,249
Restricted assets...........................................         6       3,060
Convertible notes receivable................................     8,010          --
Long-term investments, net..................................    10,044       4,654
Deferred tax assets.........................................        --         466
Other assets................................................       957       6,698
                                                              --------    --------
          Total assets......................................  $162,698    $263,130
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Margin loans payable......................................  $     --    $  4,675
  Current portion of notes payable and long-term
     obligations............................................        84      15,816
  Accounts payable and accrued liabilities..................     7,574      27,001
  Prepetition claims and restructuring accruals.............     2,700      10,229
  Income taxes..............................................     9,079       9,765
  Securities sold, not yet purchased........................        --       3,570
                                                              --------    --------
          Total current liabilities.........................    19,437      71,056
                                                              --------    --------
Notes payable...............................................    11,142      11,900
Other long-term liabilities.................................     3,639      30,489
Commitments and contingencies...............................        --          --
Stockholders' equity:
  Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares authorized; 22,813,063 and 23,890,663 shares
     outstanding............................................       228         229
  Additional paid-in capital................................   864,197     867,895
  Accumulated deficit.......................................  (737,894)   (720,710)
  Unearned compensation on stock options....................       (26)         --
  Accumulated other comprehensive income....................     1,975       2,271
                                                              --------    --------
          Total stockholders' equity........................   128,480     149,685
                                                              --------    --------
          Total liabilities and stockholders' equity........  $162,698    $263,130
                                                              ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2001           2000           1999
                                                              -----------    -----------    -----------
Revenues:
  Real estate leasing.......................................  $     9,966    $     3,199    $     7,056
  (Loss) gain on sale of investments, net...................       (1,003)         7,271          2,373
  Interest and dividend income..............................        3,738          3,022          2,266
  Computer sales and service................................           --             --            317
                                                              -----------    -----------    -----------
         Total..............................................       12,701         13,492         12,012
                                                              -----------    -----------    -----------
Costs and expenses:
  Selling, general and administrative expenses..............       13,377         15,310         20,063
  Rental real estate activities, excluding interest.........        9,553          3,302          5,413
  Interest expense..........................................        2,592          5,665          8,040
                                                              -----------    -----------    -----------
         Total..............................................       25,522         24,277         33,516
                                                              -----------    -----------    -----------
Other results from continuing operations:
  Income (loss) from joint venture..........................           --         52,421        (16,513)
  (Loss) gain on sale of real estate........................      (20,945)            --          3,828
  Gain on lawsuit settlement................................       17,620             --             --
  Gain on sale of assets....................................          250            150          4,028
  Gain on sale of subsidiary stock..........................           --             --          4,256
  Provision for loss on long-term investments...............          (71)        (2,808)            --
  Other loss................................................          (68)        (3,253)        (1,759)
                                                              -----------    -----------    -----------
         Total..............................................       (3,214)        46,510         (6,160)
                                                              -----------    -----------    -----------
(Loss) income from continuing operations before income taxes
  and minority interests....................................      (16,035)        35,725        (27,664)
Income tax provision........................................          260             --             18
Minority interests in (loss) income from continuing
  operations of consolidated subsidiaries...................         (594)          (323)            92
                                                              -----------    -----------    -----------
(Loss) income from continuing operations....................      (15,701)        36,048        (27,774)
Discontinued operations:
  (Loss) income from discontinued operations, net of
    minority interests in (loss) income of consolidated
    subsidiaries of $(4,845), $1,212 and $575 and income tax
    (benefit) expense of $(1,356), $84 and $62..............       (5,829)         5,002          2,051
  Gain on disposal of discontinued operations...............        4,346         17,879          4,100
                                                              -----------    -----------    -----------
      (Loss) income from discontinued operations............       (1,483)        22,881          6,151
                                                              -----------    -----------    -----------
Net (loss) income...........................................      (17,184)        58,929        (21,623)
Dividend requirements on preferred shares...................           --             --        (37,759)
                                                              -----------    -----------    -----------
Net (loss) income applicable to Common Shares...............  $   (17,184)   $    58,929    $   (59,382)
                                                              ===========    ===========    ===========
(Loss) income per common share (Basic):
  Continuing operations.....................................  $     (0.69)   $      1.57    $     (3.76)
  Discontinued operations...................................        (0.06)          0.99            .35
                                                              -----------    -----------    -----------
         Net (loss) income per Common Share.................  $     (0.75)   $      2.56    $     (3.41)
                                                              ===========    ===========    ===========
Number of shares used in computation........................  22,826,226..    23,040,332     17,433,105
                                                              ===========    ===========    ===========
(Loss) income per common share (Diluted):
  Continuing operations.....................................  $     (0.69)   $      1.56    $     (3.76)
  Discontinued operations...................................        (0.06)          0.99            .35
                                                              -----------    -----------    -----------
         Net (loss) income per Common Share.................  $     (0.75)   $      2.55    $     (3.41)
                                                              ===========    ===========    ===========
Number of shares used in computation........................  22,826,226..    23,072,975     17,433,105
                                                              ===========    ===========    ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           UNEARNED      ACCUMULATED
                                          CLASS B             ADDITIONAL                 COMPENSATION       OTHER
                                         PREFERRED   COMMON    PAID-IN     ACCUMULATED     ON STOCK     COMPREHENSIVE
                                          SHARES     SHARES    CAPITAL       DEFICIT       OPTIONS         INCOME         TOTAL
                                         ---------   ------   ----------   -----------   ------------   -------------   ---------
Balance, December 31, 1998.............     279         96      550,119      (758,016)       (475)          2,685        (205,312)
  Comprehensive loss:
    Net loss...........................                                       (21,623)                                    (21,623)
    Other comprehensive income:
      Net change in unrealized gain on
        investment securities..........                                                                      (239)           (239)
                                                                                                                        ---------
        Total comprehensive loss.......                                                                                   (21,862)
                                                                                                                        ---------
  Undeclared dividends and accretion on
    redeemable preferred shares........                         (25,830)                                                  (25,830)
  Effect of recapitalization and
    reverse split......................    (279)       137          142                                                        --
  Expenses related to
    recapitalization...................                            (777)                                                     (777)
  Conversion of redeemable preferred
    shares to common shares............                         343,435                                                   343,435
  Effect of purchase of subsidiary's
    preferred stock....................                           1,542                                                     1,542
  Adjustment to unearned compensation
    on stock options...................                             (59)                       59                              --
  Compensation expense on stock option
    grants.............................                             348                        83                             431
  Repurchase of common shares..........                 (1)        (191)                                                     (192)
  Other, net...........................                             (56)                                                      (56)
                                           ----       ----     --------     ---------       -----          ------       ---------
Balance, December 31, 1999.............      --        232      868,673      (779,639)       (333)          2,446          91,379
  Comprehensive income:
    Net income.........................                                        58,929                                      58,929
    Other comprehensive income:
      Net change in unrealized gain on
        investment securities..........                                                                      (175)           (175)
                                                                                                                        ---------
        Total comprehensive income.....                                                                                    58,754
                                                                                                                        ---------
  Compensation expense on stock option
    grants.............................                             906                      (185)                            721
  Adjustment to unearned compensation
    on stock options...................                            (518)                      518                              --
  Repurchase of common shares..........                 (3)      (1,166)                                                   (1,169)
                                           ----       ----     --------     ---------       -----          ------       ---------
Balance, December 31, 2000.............      --        229      867,895      (720,710)         --           2,271         149,685
  Comprehensive loss:
    Net loss...........................                                       (17,184)                                    (17,184)
    Other comprehensive income:
      Net change in unrealized gain on
        investment securities..........                                                                      (296)           (296)
                                                                                                                        ---------
        Total comprehensive loss.......                                                                                   (17,480)
                                                                                                                        ---------
  Adjustment to unearned compensation
    on stock options...................                               2                        (2)                             --
  Compensation expense on stock option
    grants.............................                             930                       (24)                            906
  Effect of acquisition of LTS.........                          15,171                                                    15,171
  Repurchase of common shares..........                 (1)        (272)                                                     (273)
  Distribution of LTS..................                         (19,529)                                                  (19,529)
                                           ----       ----     --------     ---------       -----          ------       ---------
Balance, December 31, 2001.............    $ --       $228     $864,197     $(737,894)      $ (26)         $1,975       $ 128,480
                                           ====       ====     ========     =========       =====          ======       =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Cash flows from operating activities:
 Net (loss) income..........................................  $(17,184)  $ 58,929   $(21,623)
 (Loss) income from discontinued operations.................     1,483    (22,881)    (6,151)
                                                              --------   --------   --------
   Subtotal.................................................   (15,701)    36,048    (27,774)
                                                              --------   --------   --------
 Adjustments to reconcile net (loss) income to net cash used for operating activities:
    Depreciation and amortization...........................     2,353      1,020      2,034
    (Income) loss from joint venture........................        --    (52,421)    16,513
    Provision for loss on long-term investments.............        71      2,808         --
    Gain on sale of assets..................................      (250)      (150)    (4,028)
    Gain on sale of subsidiary stock........................        --         --     (4,256)
    Loss (gain) on sale of real estate and sale or
     liquidation of investments.............................    21,948     (7,271)    (5,940)
    Stock-based compensation expense........................       930        541      2,015
    Other...................................................        --         --      1,745
    Changes in assets and liabilities, net of effects from
     acquisitions and dispositions:
      (Increase) decrease in receivables and other assets...   (14,877)     5,897      7,850
      (Decrease) increase in accounts payable and accrued
      liabilities...........................................    (4,627)     2,255     11,564
                                                              --------   --------   --------
Net cash used for operating activities......................   (10,153)   (11,273)      (277)
                                                              --------   --------   --------
Cash flows from investing activities:
 Sale or maturity of investment securities..................    16,418     58,811     11,197
 Purchase of investment securities..........................   (10,166)   (32,324)   (19,532)
 Sale or liquidation of long-term investments...............     1,133          4      5,810
 Purchase of long-term investments..........................    (5,711)    (2,562)    (7,000)
 Sale of real estate, net of closing costs..................    43,040         --     46,208
 Purchase of and additions to real estate...................    (2,642)    (3,663)   (14,344)
 Sale of other assets.......................................       250        150      5,857
 Sale of subsidiary's stock.................................        --         --      5,137
 Payment of prepetition claims and restructuring accruals...    (3,129)      (376)       (84)
 Decrease (increase) in restricted assets...................       455      1,885     (2,095)
 Cash received in LTS acquisition...........................     8,010         --         --
 Purchase of LTS common stock...............................    (3,945)        --         --
 Cash acquired from joint venture...........................        --        648         --
 Contributions to joint venture.............................        --     (2,573)        --
 Distribution from joint venture............................        --     57,208         --
 Purchase of subsidiary's preferred stock...................        --         --     (1,509)
 Other, net.................................................        --         --       (155)
                                                              --------   --------   --------
Net cash provided from investing activities.................    43,713     77,208     29,490
                                                              --------   --------   --------
Cash flows from financing activities:
 Proceeds from participating loan...........................     2,981        663     11,575
 (Decrease) increase in margin loans payable................    (4,675)     3,692    (12,105)
 Repayment of note receivable to related party..............        --         --        950
 Payment of long-term notes and other liabilities...........   (26,283)      (284)   (57,636)
 Increase in long-term borrowings...........................     9,524         --     19,898
 Distributions by Western Realty Development................      (324)        --         --
 Deferred financing costs...................................      (377)        --         --
 Expenses associated with recapitalization..................        --         --       (777)
 Repurchase of common shares................................      (274)    (1,190)      (194)
 Cash impact of LTS distribution............................    (8,136)        --         --
 Other, net.................................................        --         --       (120)
                                                              --------   --------   --------
Net cash (used for) provided from financing activities......   (27,564)     2,881    (38,409)
                                                              --------   --------   --------
Net cash provided from discontinued operations..............     4,006      1,739      4,264
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    10,002     70,555     (4,932)
Cash and cash equivalents, beginning of year................    82,067     11,512     16,444
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 92,069   $ 82,067   $ 11,512
                                                              ========   ========   ========
Supplemental cash flow information:
 Cash paid during the year for:
   Interest.................................................  $  2,730   $  1,590   $  3,328
   Income taxes.............................................       123      1,037      1,857
Detail of acquisition of interest in consolidated joint
 venture:
 Historical value of assets acquired........................  $     --   $ 79,644   $     --
 Liabilities acquired.......................................        --     13,314         --
 Capital acquired...........................................        --     66,978         --
                                                              --------   --------   --------
 Net cash held by joint venture.............................  $     --   $    648   $     --
                                                              ========   ========   ========
Detail of acquisitions:
 Assets acquired, including cash............................  $ 62,024   $     --   $     --
 Liabilities assumed, including minority interest...........   (60,014)        --         --
 Increase to paid in capital................................   (15,171)        --         --
                                                              --------   --------   --------
 Cash received..............................................    13,161         --         --
 Less cash received associated with discontinued
   operations...............................................     5,151         --         --
                                                              --------   --------   --------
 Net cash received in acquisitions..........................  $  8,010   $     --   $     --
                                                              ========   ========   ========
Detail of distributions:
 Assets distributed.........................................  $(90,645)  $     --   $     --
 Liabilities distributed, including minority interest.......    79,252         --         --
 Decrease to paid in capital................................    19,529         --         --
                                                              --------   --------   --------
 Cash held by distributed subsidiary........................    (8,136)        --         --
 Less cash distributed......................................        --         --         --
                                                              --------   --------   --------
 Net cash of distributed subsidiary.........................  $ (8,136)  $     --   $     --
                                                              ========   ========   ========

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

  Nature of Operations

     The Company is currently engaged in the real estate business through its New Valley Realty division and is seeking to acquire additional operating companies. In December 2001, New Valley determined to sell certain of its remaining real estate holdings and completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services Inc. ("LTS"), its former majority-owned subsidiary engaged in the investment banking and brokerage business. The broker-dealer operations, which were the primary source of New Valley's revenues since 1995, are treated as discontinued operations in the consolidated financial statements. As a result of the foregoing, the statement of operations has been reformatted and certain prior year amounts have been reclassified to conform to current year presentation.

     Following the recent distribution of the LTS shares and asset dispositions in Russia the business strategy of New Valley is to continue to operate its real estate business and to acquire operating businesses through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means, with the purpose of being primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. In the interim, New Valley's cash and investment securities (aggregating $112,971 at December 31, 2001) are available for general corporate purposes, including for acquisition purposes. Pending any use of these funds in the real estate business or for acquisitions, New Valley's liquid assets have been invested consistent with the preservation of their value.

     The Investment Company Act and its regulations generally impose substantive restrictions on a company that owns "investment securities" having a value in excess of 40% of the company's "total assets". New Valley, which is now above this threshold following the distribution of LTS and asset dispositions in Russia, has been relying since December 2001 on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2. New Valley will attempt to be engaged, within the one-year period prescribed by Rule 3a-2, primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. If the Company were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management. For example, it would also be prohibited from issuing convertible securities and options and would be subject to limitations on leverage.

  Plan of Recapitalization

     On June 4, 1999, the Company consummated a plan of recapitalization following approval by the Company's stockholders. Under the recapitalization plan, each of the Company's Class A Senior Preferred Shares was reclassified and changed into 20 Common Shares and one Warrant to purchase Common Shares. Each of the Class B Preferred Shares was reclassified and changed into one-third of a Common Share and five Warrants. Each outstanding Common Share was reclassified and changed into one-tenth of a Common Share and three-tenths of a Warrant. The authorized number of Common Shares was reduced from 850,000,000 to 100,000,000. The Warrants issued as part of the recapitalization plan have an initial exercise price of $12.50

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
per share subject to adjustment in certain circumstances and are exercisable until June 14, 2004. The Warrants are not callable by the Company for a three-year period.

     The recapitalization had a significant effect on the Company's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, the Company's stockholders' equity increased by $343,435 from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of the Company, as well as the redemption obligation for the Series A Preferred Shares in January 2003. Also, as a result of the recapitalization, the number of outstanding Common Shares more than doubled, and additional Common Shares were reserved for issuance upon exercise of the Warrants. In addition, Vector Group Ltd. ("Vector"), the Company's principal stockholder, increased its ownership of the Common Shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. At December 31, 2001, Vector owned 56.3% of the Company's Common Shares.

  Reorganization

     The Company was originally organized in 1851 and operated for many years under the name "Western Union Corporation". In 1991, bankruptcy proceedings were commenced against the Company. In January 1995, the Company emerged from bankruptcy. As part of the bankruptcy plan, the Company sold the Western Union money transfer and messaging services businesses and all allowed claims in the bankruptcy were paid in full.

     At December 31, 2001, the Company's remaining accruals totaled $2,700 for unsettled prepetition claims and restructuring accruals (see Note 15 ). The Company's accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the bankruptcy court.

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

     Investment Securities. The Company classifies investments in debt and marketable equity securities as either trading, available for sale or held to maturity. Trading securities are carried at fair value, with unrealized gains and losses included in income. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Debt securities

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other income. The cost of securities sold is determined based on average cost.

     Restricted Assets. Restricted assets at December 31, 2001 consisted primarily of $16,856 held in escrow by the United States District Court of New Jersey in connection with a settlement of a lawsuit (see Note 16), which cash was released to the Company in March 2002. Restricted assets at December 31, 2000 consisted primarily of $2,598 pledged as collateral for a $2,500 letter of credit, which was used as collateral for a long-term lease of commercial office space by Ladenburg Thalmann & Co. Inc. ("Ladenburg Thalmann").

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

     Income Taxes. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized.

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

     Basic Income (Loss) Per Common Share. Basic net income (loss) per common share is based on the weighted average number of Common Shares outstanding. For 1999, net income (loss) per common share represents net income (loss) after dividend requirements on redeemable and non-redeemable preferred shares (undeclared) and any adjustment for the difference between excess of carrying value of redeemable preferred shares over the cost of the shares purchased.

     Diluted Income (Loss) Per Common Share. Diluted net income (loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the exercise of stock options and warrants if such exercise was dilutive. Options and warrants to purchase Common Shares were not included in the computation of diluted loss per share in 2001 and 1999 as the effect would have been anti-dilutive.

     Recoverability of Long-Lived Assets. An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization expense related to goodwill included in loss from continuing operations was $279 for the year ended December 31, 2001.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, of the adoption of this statement.

3.  INVESTMENT IN REAL ESTATE AND NOTES PAYABLE

     The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at December 31, 2001 and 2000 are as follows:

                                                            DECEMBER 31, 2001
                                               --------------------------------------------
                                                            WESTERN     WESTERN
                                               SHOPPING     REALTY       REALTY
                                               CENTERS    DEVELOPMENT    REPIN      TOTAL
                                               --------   -----------   --------   --------
Land.........................................  $ 2,510     $     --     $     --   $  2,510
Buildings....................................   11,198           --           --     11,198
Kremlin sites................................       --           --       37,427     37,427
Participating loan...........................       --           --      (38,406)   (38,406)
                                               -------     --------     --------   --------
          Total..............................   13,708           --         (979)    12,729
Less accumulated depreciation................   (2,148)          --           --     (2,148)
                                               -------     --------     --------   --------
  Net investment in real estate..............  $11,560     $     --     $   (979)  $ 10,581
                                               =======     ========     ========   ========
Notes payable................................  $11,226           --           --   $ 11,226
Current portion of notes payable.............       84           --           --         84
                                               -------     --------     --------   --------
Notes payable -- long-term portion...........  $11,142     $     --     $     --   $ 11,142
                                               =======     ========     ========   ========

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                                                            DECEMBER 31, 2000
                                               --------------------------------------------
                                                            WESTERN     WESTERN
                                               SHOPPING     REALTY       REALTY
                                               CENTERS    DEVELOPMENT    REPIN      TOTAL
                                               --------   -----------   --------   --------
Land.........................................  $ 4,543     $ 16,920     $     --   $ 21,463
Buildings....................................   19,052       65,135           --     84,187
Kremlin sites................................       --           --       35,665     35,665
Participating loan...........................       --           --      (36,127)   (36,127)
                                               -------     --------     --------   --------
          Total..............................   23,595       82,055         (462)   105,188
Less accumulated depreciation................   (3,265)      (5,696)          --     (8,961)
                                               -------     --------     --------   --------
  Net investment in real estate..............  $20,330     $ 76,359     $   (462)  $ 96,227
                                               =======     ========     ========   ========
Notes payable................................  $19,529     $  8,187           --   $ 27,716
Current portion of notes payable.............    8,303        7,513           --     15,816
                                               -------     --------     --------   --------
Notes payable -- long-term portion...........  $11,226     $    674     $     --   $ 11,900
                                               =======     ========     ========   ========

  Shopping Centers

     The Company's investment in shopping centers and related notes payable consists of its Kanawha, West Virginia center at December 31, 2001 and the Kanawha center and the Royal Palm Beach, Florida center at December 31, 2000.

     In February 2001, the Company sold its Royal Palm Beach, Florida shopping center for $9,500 before closing adjustments and expenses and recorded a gain of $897 for the year ended December 31, 2001. Notes payable relating to the shopping center with a balance of $8,226 at December 31, 2000 were repaid upon closing.

     In August 1999, the Company sold five shopping centers for an aggregate purchase price of $46,125 before closing adjustments and expenses. The shopping centers were subject to approximately $35,023 of mortgage financing, which was assumed by the purchasers at closing. In connection with the transaction, the Company recorded a gain of $3,828 associated with the transaction.

     In connection with the sale of five shopping centers in August 1999, the Company refinanced the notes payable on its remaining shopping center in Kanawha, West Virginia and transferred the Kanawha shopping center to a 99.0% owned limited liability company. The Kanawha, West Virginia shopping center is now subject to a $6,837 senior mortgage note due September 2024 which bears interest at 9.03% per annum for the first seven years and at floating rates thereafter (or 11.03% per annum if the loan is still in a securitization) and a $4,388 subordinated note due September 2006 which bears interest at 9.0% per annum. The financing on the shopping center is non-recourse to the Company, except for misappropriations of insurance and other proceeds, failures to apply rent and other income to required maintenance and taxes, environmental liabilities and certain other matters. New Valley is in negotiations to dispose of the Kanawha shopping center.

  Russian Real Estate

     Western Realty Development LLC. In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Development") to make real estate and other investments in Russia. The Company contributed the real estate assets of its subsidiary, BrookeMil Ltd. ("BrookeMil"), including the Ducat Place II office building and the adjoining site for the proposed development of Ducat Place III, to Western Realty Development and Apollo contributed $73,281, including the investment in Western Realty Repin discussed below.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     Western Realty Development has three classes of equity: Class A interests, representing 30% of the ownership of Western Realty Development, and Class B and Class C interests, which collectively represent 70% of the ownership of Western Realty Development. Prior to December 29, 2000, Apollo owned the Class A interests, New Valley owned the Class B interests and BrookeMil owned the Class C interests. On December 29, 2000, WRD Holding Corporation, a wholly-owned subsidiary of New Valley, purchased for $4,000 29/30ths of the Class A Interests of Western Realty Development previously held by Apollo. WRD Holding paid the purchase price of $4,000 with a promissory note due November 30, 2005. The note, which is secured by a pledge of the purchased Class A interests, bears interest at a rate of 7% per annum, compounded annually. The outstanding principal balances of the note, which were classified in other long-term liabilities in the consolidated balance sheets at December 31, 2001 and 2000, were $290 and $19,968, respectively.

     As a result of the purchase of the Class A interests, New Valley and its subsidiaries will be entitled to 99% of subsequent distributions from Western Realty Development and Apollo will be entitled to 1% of subsequent distributions. Accordingly, effective December 29, 2000, New Valley no longer accounted for its interests in Western Realty Development using the equity method of accounting and Western Realty Development became a consolidated subsidiary of New Valley.

     Prior to December 29, 2000, the ownership and voting interests in Western Realty Development were held equally by Apollo and the Company. Apollo was entitled to a preference on distributions of cash from Western Realty Development to the extent of its investment commitment of $43,750, of which $42,574 had been funded, $41,266 was returned in connection with the sale of Western Tobacco Investments LLC ("Western Tobacco Investments") (discussed below) and $1,308 was outstanding as of December 31, 2000, together with a 15% annual rate of return. The Company was then entitled to a return of its investment commitment of $23,750, of which $22,574 was funded, $21,266 was returned in connection with the sale of Western Tobacco Investments and $1,308 was outstanding as of December 31, 2000, together with a 15% annual rate of return. Subsequent distributions were made 70% to the Company and 30% to Apollo. Prior to December 29, 2000, the Company accounted for its interest in Western Realty Development using the equity method of accounting and recognized losses incurred by Western Realty Development to the extent that cumulative earnings of Western Realty Development were not sufficient to satisfy Apollo's preferred return.

     Summarized financial information for the period from January 1, 2000 to December 29, 2000 and the year ended December 31, 1999 for Western Realty Development follows:

                                                       JANUARY 1, 2000 TO      YEAR ENDED
                                                       DECEMBER 29, 2000    DECEMBER 31, 1999
                                                       ------------------   -----------------
Revenues.............................................       $ 9,782              $11,537
Costs and expenses...................................         8,678               15,708
Real estate impairment charge........................            --               11,561
Accretion of return on participating loan............         3,460                5,858
Gain on sale of Western Tobacco Investments..........        84,417                   --
Income tax expense...................................           207                   --
                                                            -------              -------
Net income (loss)....................................       $88,774              $(9,874)
                                                            =======              =======

     The Company recorded its initial basis in the investment in the joint venture in the amount of $60,169 based on the carrying value of assets less liabilities transferred. There was no difference between the carrying value of the investment and the Company's proportionate interest in the underlying value of net assets of the joint venture.

     Western Realty Development made a $30,000 participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments, which held the interests of Brooke (Overseas) Ltd. ("Brooke (Overseas)"), a wholly-owned subsidiary of Vector, in Liggett-Ducat Ltd. As a result of the sale of Western Tobacco Investments, Western Realty Development was entitled to receive the return of all amounts

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
advanced on the loan, together with a 15% annual rate of return, and 30% of subsequent distributions. Western Realty Development recognized income of $3,460 and $5,858, which represented the 15% return on the loan plus 30% of any net income applicable to common interests of Western Tobacco Investments, for the years ended December 31, 2000 and 1999. The loan, together with the 15% annual rate of return thereon, was repaid and terminated in connection with the sale of Western Tobacco Investments in August 2000.

     In August 2000, Vector completed the sale of Western Tobacco Investments to Gallaher Group Plc for $334,100 in cash and $64,400 of assumed debt and capital commitments. The cash proceeds from the transaction after estimated closing expenses were divided among Vector and Western Realty Development in accordance with the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, the Company received $57,358 in cash proceeds from the sale and Apollo received $68,402. The Company recorded a gain of $52,512 in connection with the transaction during the year ended December 31, 2000.

     In 1999, Western Realty Development determined a permanent impairment had occurred related to economic difficulties in the Russian economy following the financial crisis of August 1998. Based on an appraisal conducted by an independent third party, Western Realty Development recorded an impairment charge for the year ended December 31, 1999 of $11,561 associated with its investment in the site for the proposed Ducat Place III office building and related goodwill. The fair market value was determined based on current market conditions and anticipated future discounted cash flows. Management had concluded that the Ducat Place III site had a fair value of $16,000 at December 31, 1999.

     On December 21, 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments LLC, the entity through which Western Realty Development owned Ducat Place II and the adjoining Ducat Place III site. The purchase price for the sale was approximately $42,000 including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $21,000, and Apollo received approximately $9,000. These amounts are subject to adjustment based on final closing expenses. New Valley recorded a loss of $21,842 in connection with the sale in 2001.

  Western Realty Repin LLC

     In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BrookeMil. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. The Kremlin Sites were planned for development as a residential and hotel complex subject to market conditions and the availability of financing. BrookeMil owned 100% of both sites at December 31, 2001.

     Western Realty Repin has three classes of equity: Class A Interests, of which $18,750 were outstanding at December 31, 2000 and are owned by Apollo; Class B Interests, of which $6,250 were outstanding at December 31, 2000 and are owned by New Valley; and Class C Interests, of which Apollo had subscribed for $10,781 ($10,769 funded) and New Valley had subscribed for $6,468 ($6,461 funded) at December 31, 2001. Apollo and New Valley are entitled to receive on a pro-rata basis an amount equal to each party's investment in Class C interests, together with a 20% annual return. After the distributions to the Class C interests have been made, Apollo will be entitled to a preference on distributions of cash from Western Realty Repin to the extent of its investment of $18,750 in Class A interests, together with a 20% annual rate of return. The Company will then be entitled to a return of its investment of $6,250 in Class B interests, together with a 20% annual rate of return. Subsequent distributions will be made 50% to the Company and 50% to Apollo.

     Through December 31, 2001, Western Realty Repin had advanced $42,230 to BrookeMil, of which $29,519 was funded by Apollo. The loan bears no fixed interest and is payable only out of distributions by the

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
entities owning the Kremlin sites to BrookeMil. Such distributions must be applied first to pay the principal of the loan and then as contingent participating interest on the loan. Any rights of payment on the loan are subordinate to the rights of all other creditors of BrookeMil. BrookeMil used a portion of the proceeds of the loan to repay the Company for certain expenditures on the Kremlin sites previously incurred. The loan is due and payable upon the dissolution of BrookeMil and is collateralized by a pledge of the Company's shares of BrookeMil.

     As of December 31, 2001 and 2000, BrookeMil had invested $37,427 and $35,665, respectively, in the Kremlin sites. The amounts were classified, net of participating loan payable of $38,406 and $36,127 at December 31, 2001 and 2000, respectively, as "Investment in real estate, net" in the consolidated balance sheet. In connection with the acquisition of a 34.8% interest in one of the Kremlin sites, BrookeMil agreed with the City of Moscow to invest an additional $22,000 by May 2000 in the development of the property. In April 2000, Western Realty Repin arranged short-term financing to fund the investment. Under the terms of the investment, BrookeMil is required to utilize such financing amount to make construction expenditures on the site by June 2002, however, BrookeMil is seeking an extension of that date. Failure to make the expenditures could result in forfeiture of the 34.8% interest in the site.

     New Valley has engaged in discussions to sell the Kremlin sites. However, in light of the recent economic turmoil in Russia, no assurance can be given that the Kremlin sites will be sold. At December 31, 2001, pursuant to the terms of the participating loan, New Valley would receive 37.5% of the first $24,687 from a disposition of the Kremlin sites with the remaining 62.5% payable to Apollo, which is thereafter generally entitled to the remainder of proceeds.

     In connection with the sale of Western Tobacco Investments, Gallaher also agreed to purchase for $1,500 from a subsidiary of BrookeMil additional land adjacent to the Liggett-Ducat manufacturing facility outside Moscow, Russia. Closing of the sale occurred in the fourth quarter of 2001 following satisfaction of various regulatory requirements.

4.  INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of stockholders' equity. The Company had net unrealized gains on investment securities available for sale of $1,975 and $2,271 at December 31, 2001 and 2000, respectively.

     The components of investment securities available for sale are as follows:

                                                              GROSS        GROSS
                                                            UNREALIZED   UNREALIZED    FAIR
                                                   COST        GAIN         LOSS       VALUE
                                                  -------   ----------   ----------   -------
2001
Marketable equity securities....................  $18,927     $1,933       $2,835     $18,025
Marketable warrants.............................       --      2,877           --       2,877
                                                  -------     ------       ------     -------
Investment securities...........................  $18,927     $4,810       $2,835     $20,902
                                                  =======     ======       ======     =======
2000
Marketable equity securities....................  $24,010     $  411       $4,096     $20,325
Marketable debt securities......................    3,050         --           --       3,050
Marketable warrants.............................       --      5,956           --       5,956
                                                  -------     ------       ------     -------
Investment securities...........................  $27,060     $6,367       $4,096     $29,331
                                                  =======     ======       ======     =======

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

5.  TRADING SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The components of trading securities owned and securities sold, not yet purchased, which were held at Ladenburg Thalmann were as follows:

                                                                   DECEMBER 31, 2000
                                                              ---------------------------
                                                               TRADING       SECURITIES
                                                              SECURITIES    SOLD, NOT YET
                                                                OWNED         PURCHASED
                                                              ----------    -------------
Common stock................................................   $14,671         $3,170
Equity and index options....................................       768            149
Other.......................................................     2,909            251
                                                               -------         ------
                                                               $18,348         $3,570
                                                               =======         ======

6.  LONG-TERM INVESTMENTS

     Long-term investments consisted of investments in the following:

                                                 DECEMBER 31, 2001     DECEMBER 31, 2000
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 VALUE       VALUE     VALUE       VALUE
                                                --------    -------   --------    -------
Limited partnerships..........................  $10,044     $16,882    $4,654     $10,493

     The principal business of the partnerships is investing in real estate and investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is an investor in real estate partnerships where it is required to make additional investments of up to an aggregate of $8,300 at December 31, 2001. In addition, the investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

     The Company recognized gains of $883, $0 and $659 on liquidations of investments of certain limited partnerships for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001 and 2000, the Company determined that a permanent impairment in the value of its investments in various online businesses had occurred and, accordingly, $71 and $2,808, respectively, was provided as an impairment charge.

7.  PENSIONS AND RETIREE BENEFITS

     The Company maintains 401(k) plans for substantially all employees. These 401(k) plans allow eligible employees to invest a percentage of their pre-tax compensation. The Company did not make discretionary contributions to these 401(k) plans in 2001, 2000 and 1999.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

8.  COMMITMENT AND CONTINGENCIES

  Leases

     The Company is currently obligated under a noncancelable lease agreement for office space, expiring in May 2003. The following is a schedule by fiscal year of future minimum rental payments required under the agreements that have noncancelable terms of one year or more at December 31, 2001:

2002........................................................  $320
2003........................................................   136
2004 and thereafter.........................................    --
                                                              ----
          Total.............................................  $456
                                                              ====

     Rental expense for operating leases was $434 in 2001, $763 in 2000 and $804 in 1999.

  Lawsuits

     In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke Group Holding Inc. ("Brooke Group Holding"), an indirect wholly-owned subsidiary of Vector, the Company's principal stockholder, in the Delaware Chancery Court by a stockholder of the Company. The suit alleges that the Company's purchase of the BrookeMil shares from Brooke (Overseas), which was then an indirect subsidiary of Brooke Group Holding, in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks a declaration that the Company's directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. Brooke Group Holding and the Company believe that the allegations in the case are without merit. Discovery in the case has commenced.

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

     As of December 31, 2001, New Valley had $2,700 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages and for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

  Russian Operations

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

9.  FEDERAL INCOME TAX

     At December 31, 2001 the Company had $78,816 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax asset as it is presently deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change. The provision for income taxes, which represented the effect of the alternative minimum tax and state income taxes for the three years ended December 31, 2001, 2000 and 1999, does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the change in the valuation allowance relating to deferred tax assets. The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pretax income from continuing operations as a result of the following differences:

                                                            2001      2000       1999
                                                          --------   -------   --------
(Loss) income from continuing operations................  $(15,591)  $41,134   $(25,643)
                                                          --------   -------   --------
Provision (benefit) under statutory U.S. tax rates......    (5,457)   14,397     (8,975)
Increase in taxes resulting from:
  Nontaxable items......................................       944     3,520      2,608
  State taxes, net of Federal benefit...................        33     2,138         39
  Foreign taxes.........................................       227        --         17
  Distribution of LTS...................................     7,233        --         --
(Decrease) increase in valuation reserve, net of tax
  audit adjustments.....................................    (2,720)  (19,971)     6,391
                                                          --------   -------   --------
     Income tax provision...............................  $    260   $    84   $     80
                                                          ========   =======   ========

     Income taxes associated with discontinued operations and extraordinary items have been shown net of the utilization of the net operating loss carryforward and the change in other deferred tax assets.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     Deferred tax amounts are comprised of the following at December 31:

                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforward:
     Restricted net operating loss..........................  $  3,113   $  6,225
     Unrestricted net operating loss........................    46,418     35,657
  Other.....................................................    30,220     43,136
                                                              --------   --------
          Total deferred tax assets.........................    79,751     85,018
                                                              --------   --------
Deferred tax liabilities:
  Other.....................................................      (794)    (2,875)
                                                              --------   --------
          Total deferred tax liabilities....................      (794)    (2,875)
                                                              --------   --------
Net deferred tax assets.....................................    78,957     82,143
Valuation allowance.........................................   (78,957)   (81,677)
                                                              --------   --------
Net deferred taxes..........................................  $     --   $    466
                                                              ========   ========

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

     The Company has concluded audits with the Internal Revenue Service through December 31, 1997. The Company believes it has adequately reserved for any potential adjustments, which may occur in future years.

     As of December 31, 2001, the Company had consolidated net operating loss carryforwards of approximately $123,000 for tax purposes, which expire at various dates from 2002 through 2008. Approximately $7,743 of net operating loss carryforwards constituted pre-change losses and $115,257 of net operating losses were unrestricted.

10.  OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities, excluding notes payable, are as follows:

                                                  DECEMBER 31, 2001      DECEMBER 31, 2000
                                                 --------------------   --------------------
                                                   LONG-                  LONG-
                                                   TERM       CURRENT     TERM       CURRENT
                                                  PORTION     PORTION    PORTION     PORTION
                                                 ---------    -------   ---------    -------
Retiree and disability obligations.............   $3,277       $500      $ 3,533      $500
Minority interests.............................       10         --        6,322        --
Note payable for Western Realty Development
  Class A interests............................      290         --       19,968        --
Other long-term liabilities....................       62         --          666        --
                                                  ------       ----      -------      ----
          Total other long-term liabilities....   $3,639       $500      $30,489      $500
                                                  ======       ====      =======      ====

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

11.  PREFERRED SHARES

     In connection with the Company's recapitalization in June 1999, each of the Company's Class A Senior Preferred Shares was reclassified into 20 Common Shares and one Warrant to purchase Common Shares and each of the Company's Class B Preferred Shares was reclassified into one-third of a Common Share and five Warrants to purchase Common Shares.

     Prior to the recapitalization, the holders of Class A Senior Preferred Shares were entitled to receive a quarterly dividend, as declared by the Board, payable at the rate of $19.00 per annum. The Class A Senior Preferred Shares were mandatorily redeemable on January 1, 2003 at $100 per share plus accrued dividends. The Company reflected dividend arrearages on such shares of $25,829 in the consolidated statement of operations for the year ended December 31, 1999.

     Prior to the plan of recapitalization, the holders of the Class B Preferred Shares were entitled to receive a quarterly dividend, as declared by the Board of Directors, at a rate of $3.00 per annum. Undeclared dividends were accrued quarterly at a rate of 12% per annum, and such accrued and unpaid dividends accrued additional dividends, compounded monthly at the rate of 12% per annum. The Company reflected dividend arrearages on such shares of $11,930 in the consolidated statement of operations for the year ended December 31, 1999.

12.  WARRANTS

     As of December 31, 2001 and 2000, there were 17,867,566 warrants outstanding. Each warrant entitles the holder to purchase one Common Share at an exercise price of $12.50 per share. The warrants became exercisable on June 14, 1999 and terminate five years thereafter. The Company may redeem the warrants for $0.01 per warrant on 30 days' notice to the holders if, any time after June 4, 2002, the average reported closing price or bid price of a Common Share exceeds $12.50 for any 20 consecutive trading days ending within five days before the date of such notice. The warrants may instead be exercised following such notice and before redemption.

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

     Subsequent to December 20, 2001, holders of New Valley's outstanding warrants are entitled, upon exercise of a warrant and payment of the $12.50 exercise price per warrant, to receive a common share of New Valley and a cash payment of $1.20, an amount equal to 0.988 of the current market price of a share of Ladenburg common stock on December 20, 2001. The current market price was determined based on the average daily closing prices for a share of Ladenburg common stock for the 15 consecutive trading days commencing 20 trading days before December 20, 2001.

13.  STOCK OPTION PLANS

  New Valley

     On January 19, 2000, the Company adopted its 2000 Long-Term Incentive Plan (the "Stock Plan"), which was approved by the stockholders of the Company on May 24, 2000. The Stock Plan authorizes the granting of up to 2,500,000 Common Shares, subject to adjustment, of the Company through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
rights and restricted Common Shares. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the stock plan.

     On March 22, 2000, the Company granted incentive and non-qualified stock options to purchase a total of 1,196,299 Common Shares. The recipients of the options were approximately 100 employees of Ladenburg Thalmann. On October 27, 2000, the Company granted an additional 28,266 of stock options to two employees of Ladenburg Thalmann. In the case of both grants, the exercise price of the options was $3.875 per share, the fair market value on the date of grant. The options have terms of between seven and ten years and vest over periods of three to five years after the date of grant.

     Following New Valley's distribution of its LTS shares on December 20, 2001, LTS was no longer a subsidiary of New Valley under the terms of the Stock Plan. As a result, for purposes of the Stock Plan, the recipients' employment by a subsidiary of New Valley was deemed to have terminated as of December 20, 2001 and all unexercised options terminated on March 20, 2002.

     On January 19, 2000, the Company also adopted the Non-Employee Directors Stock Option Program, which was approved by the stockholders of the Company on May 24, 2000. A total of 200,000 Common Shares are issuable under the program, subject to adjustment. Under the program, each non-employee director will receive an option to acquire 10,000 Common Shares upon the later of the adoption of the program or the date such individual becomes a non-employee director. In addition, commencing with the 2001 annual meeting of stockholders and with respect to each subsequent annual meeting, an option to acquire an additional 5,000 Common Shares will be granted automatically to each non-employee director upon reelection as a director. The exercise price for each option awarded under the program will be equal to the fair market value of a Common Share on the date of grant. Each option will become exercisable on the first anniversary of the date of grant. On the date of adoption of the program, options to purchase a total of 40,000 Common Shares for an exercise price of $4.6875 per share were issued to the four non-employee directors of the Company

     On November 18, 1996, the Company granted an executive officer and director of the Company nonqualified options to purchase 330,000 Common Shares at a price of $.58 per share and 97,000 Class B Preferred Shares at a price of $1.85 per share. These old common share options were changed into options to purchase 33,000 Common Shares and 99,000 Warrants for an aggregate exercise price of $191 in connection with the plan of recapitalization. The options on the Class B Preferred Shares were changed into options to purchase 32,333 Common Shares and 485,000 Warrants at an aggregate exercise price of $179 in connection with the plan of recapitalization. These options may be exercised on or prior to July 1, 2006 and vest one-sixth on July 1, 1997 and one-sixth on each of the five succeeding anniversaries thereof through July 1, 2002.

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

  Summary

     A summary of stock options granted to employees follows. The summary of Vector options include only option grants to the Company's employees who were not also employees of Vector at the time of the grant.

  New Valley

                                                                                         WEIGHTED
                                                            NUMBER OF      EXERCISE      AVERAGE
                                                             SHARES         PRICE       FAIR VALUE
                                                            ---------   --------------  ----------
Outstanding on December 31, 1998..........................    330,000       $5.80         $27.15
  Granted.................................................          0
  Exercised...............................................          0
  Net impact of recapitalization..........................   (264,667)
  Cancelled...............................................          0
                                                            ---------
Outstanding on December 31, 1999..........................     65,333    $5.55-$5.80      $27.15
  Granted.................................................  1,264,565   $3.875-$4.6875    $ 2.60
  Exercised...............................................          0
  Cancelled...............................................    (58,810)
                                                            ---------
Outstanding on December 31, 2000..........................  1,271,088    $3.875-$5.80     $ 3.86
  Granted.................................................     20,000       $3.57         $ 2.61
  Exercised...............................................          0
  Cancelled...............................................   (959,475)
                                                            ---------
Outstanding on December 31, 2001..........................    331,613   $3.57 - $5.80     $ 7.50
                                                            =========
Options exercisable at:
  December 31, 1999.......................................     32,667
  December 31, 2000.......................................    234,720
  December 31, 2001.......................................    300,724

  Vector

                                                                                      WEIGHTED
                                                              NUMBER OF   EXERCISE    AVERAGE
                                                               SHARES      PRICE     FAIR VALUE
                                                              ---------   --------   ----------
Outstanding on December 31, 1998............................         0     $15.44      $12.39
  Granted...................................................   545,000
  Exercised.................................................         0
  Cancelled.................................................         0
                                                               -------
Outstanding on December 31, 1999............................   545,000     $15.44      $12.39
  Granted...................................................         0
  Adjustment for stock dividend.............................    27,250
  Exercised.................................................         0
  Cancelled.................................................         0
                                                               -------
Outstanding on December 31, 2000............................   572,250     $14.70      $11.80
  Adjustment for stock dividend.............................    28,613
  Exercised.................................................         0
  Cancelled.................................................         0
                                                               -------
Outstanding on December 31, 2001............................   600,863     $14.00      $11.23
                                                               =======

     None of the Vector options were exercisable at December 31, 2001, 2000 and 1999.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the FASB issued the fair value method SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options.

     The Company will continue to account for stock options granted employees at their intrinsic value. Had the fair value method of accounting been applied to the Company's and Vector's stock options granted to employees, the pro forma effect would have been as follows:

                                                            2001      2000       1999
                                                          --------   -------   --------
Net (loss) income applicable to Common Shares, as
  reported..............................................  $(17,184)  $54,529   $(59,382)
Estimated fair value of New Valley option grants........      (926)   (1,394)      (316)
Estimated fair value of Vector option grants............      (761)   (1,351)      (117)
                                                          --------   -------   --------
Net (loss) income applicable to Common Shares, as
  adjusted..............................................  $(18,871)  $51,784   $(59,815)
                                                          ========   =======   ========
Adjusted net (loss) income per share - basic and
  diluted...............................................  $  (0.83)  $  2.24   $  (3.43)
                                                          ========   =======   ========

     The fair value of option grants to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted. The estimated dividend yield is 0% and no forfeitures are assumed.

                                                   RISK-FREE       EXPECTED       EXPECTED    WEIGHTED AVERAGE
                     DATE                        INTEREST RATE   LIFE IN YEARS   VOLATILITY      FAIR VALUE
                     ----                        -------------   -------------   ----------   ----------------
New Valley
June 4, 2001...................................      5.34%            10            58.12%         $2.61
October 27, 2000...............................      5.79%            10            54.74%         $2.78
March 22, 2000.................................      6.40%            10            44.45%         $2.57
January 19, 2000...............................      6.69%            10            47.92%         $3.24
Vector
November 4, 1999...............................      5.60%            10            69.67%         $11.80

14.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The composition of accounts payable and accrued liabilities is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              ------    -------
Accounts payable and accrued liabilities:
  Accrued compensation......................................  $  650    $ 7,841
  Deferred rent.............................................      --      5,724
  Unearned revenues.........................................      --      1,989
  Taxes.....................................................      65        829
  Accrued expenses and other liabilities....................   6,859     10,618
                                                              ------    -------
          Total.............................................  $7,574    $27,001
                                                              ======    =======

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

15.  PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

     The following is a schedule of prepetition claims and restructuring accruals at December 31, 2001 and 2000. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the bankruptcy court.

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              ------    -------
Restructuring accruals(a)...................................  $  700    $ 5,950
Money transfer payable(b)...................................   2,000      4,279
                                                              ------    -------
          Total.............................................  $2,700    $10,229
                                                              ======    =======

---------------

(a) Restructuring accruals at December 31, 2001 consisted of $600 of disputed claims, primarily related to former employee benefits, and $100 of other restructuring accruals. Restructuring accruals at December 31, 2000 consisted of $5,700 of disputed claims, primarily related to leases and former employee benefits, and $250 of other restructuring accruals.
(b) Represents unclaimed money transfers issued by the Company prior to January 1, 1990. The Company is currently in litigation in the bankruptcy court seeking a determination that these monies are not an obligation of the Company. There can be no assurance as to the outcome of the litigation.

16.  LAWSUIT SETTLEMENT

     In the fourth quarter of 2001, New Valley settled a lawsuit against certain of its former insurers, which resulted in income of approximately $17,620. The litigation arose out of the insurers' participation in a program of insurance covering the amount of fuel in the Westar IV and V communication satellites owned by New Valley's former Western Union satellite business, which was sold in 1989. The two satellites, each of which were launched in 1982 with an expected ten year life, had shortened lives due to insufficient fuel. In the settlement, New Valley received payment from the insurers for the shortened lives of the two satellites. The settlement calls for dismissal of the lawsuit against the settling insurers as well as dismissal of the counterclaims brought against New Valley by these insurers.

17.  RELATED PARTY TRANSACTIONS

     At December 31, 2001, Vector, a company under the control of Bennett S. LeBow, Chairman of the Company's Board of Directors, owned approximately 56.3% of the Company's Common Shares. Several of the other officers and directors of the Company are also affiliated with Vector. In 1995, the Company signed an expense sharing agreement with Vector pursuant to which certain lease, legal and administrative expenses are allocated to the entity incurring the expense. The Company expensed approximately $482 in 2001, $344 in 2000 and $307 in 1999 under this agreement.

     During 2001, the Company paid a fee of $750 to a director of the Company who served as President of Ladenburg Thalmann. The fee was paid for his services in connection with the closing of the acquisition of Ladenburg Thalmann by LTS. One-half of the fee was reimbursed to the Company by Ladenburg Thalmann.

     A director of the Company serves as a managing director of an investment bank that provided services to the Company in 1999 in connection with the sale of an interest in Ladenburg Thalmann to Berliner Effektengesellschaft AG ("Berliner"). The Company paid this firm a fee of $254 in cash and 8,816 Berliner shares in connection with such services. During 2000, the investment bank provided services to Brooke (Overseas) in connection with the sale of Western Tobacco Investments. Brooke (Overseas) paid this firm $750 in connection with such services. An executive officer and director of the Company is a shareholder and registered representative in a broker-dealer to which the Company paid $12 in 2001, $101 in 2000 and $59 in

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

1999 in brokerage commissions and other income. The broker-dealer, in the ordinary course of its business, has engaged in brokerage activities with Ladenburg Thalmann on customary terms.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                         DECEMBER 31, 2001     DECEMBER 31, 2000
                                                        -------------------   -------------------
                                                        CARRYING     FAIR     CARRYING     FAIR
                                                         AMOUNT      VALUE     AMOUNT      VALUE
                                                        --------    -------   --------    -------
Financial assets:
  Cash and cash equivalents...........................  $92,069     $92,069   $82,067     $82,067
  Investments available for sale......................   20,902      20,902    29,331      29,331
  Trading securities owned............................       --          --    18,348      18,348
  Restricted assets...................................   17,380      17,380     1,039       1,039
  Receivable from clearing brokers....................       --          --    10,126      10,126
  Long-term investments...............................   10,044      16,882     4,654      10,493
Financial liabilities:
  Margin loans payable................................       --          --     4,675       4,675
  Notes payable.......................................   11,226      11,226    27,716      27,716

19.  BUSINESS SEGMENT INFORMATION

     The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the years ended December 31, 2001, 2000 and 1999. The operations of BrookeMil are included in real estate operations, while the Company's interest in Western Realty Development, which was accounted for on the equity method prior to December 29, 2000, is included in corporate and other activities. The activities of Western Realty Development are included in real estate operations for the 2001 period. The corporate and other segment includes identifiable assets of $48,770 and

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

$47,480 at December 31, 2000 and 1999, respectively, previously classified in the broker-dealer segment, which was discontinued and disposed of, effective December 20, 2001.

                                                                       COMPUTER   CORPORATE
                                                         REAL ESTATE   SOFTWARE   AND OTHER    TOTAL
                                                         -----------   --------   ---------   -------
2001
Revenues...............................................   $  9,966          --    $  2,735    $12,701
Other (expense) income.................................    (20,945)        250      17,481     (3,214)
Operating (loss) income................................    (23,046)        114       6,897    (16,035)
Identifiable assets....................................   $ 10,581          --     152,117    162,698
Depreciation and amortization..........................      2,353          --          --      2,353
Capital expenditures...................................      2,642          --          --      2,642
2000
Revenues...............................................   $  3,199                $ 10,293    $13,492
Other income...........................................         --         150      46,360     46,510
Operating (loss) income................................     (5,335)          7      41,053     35,725
Identifiable assets....................................     96,227         250     166,653    263,130
Depreciation and amortization..........................      1,020          --          22      1,042
Capital expenditures...................................      3,663          --          --      3,663
1999
Revenues...............................................   $  7,056     $   317    $  4,639    $12,012
Other income (expense).................................      3,828       4,028     (14,016)    (6,160)
Operating loss.........................................     (3,212)     (3,153)    (21,299)   (27,664)
Identifiable assets....................................     57,920         403     162,345    220,668
Depreciation and amortization..........................      1,766         199         107      2,072
Capital expenditures...................................     14,314          30          --     14,344

20.  DISCONTINUED OPERATIONS

     Ladenburg Thalmann. In May 1995, the Company consummated its acquisition of Ladenburg Thalmann, a registered broker-dealer and investment bank, for $25,750, net of cash acquired. The acquisition was treated as a purchase for financial reporting purposes. The excess of the consideration paid over the estimated fair value of net assets acquired of $1,342 was recorded as goodwill to be amortized on a straight-line basis over 15 years.

     In December 1999, the Company completed the sale of a 19.9% interest in Ladenburg Thalmann to Berliner, a German public financial holding company. The Company received approximately $10,200 in cash and Berliner shares valued in accordance with the purchase agreement. The Company recorded a $4,256 gain in 1999 in connection with the transaction.

     On May 7, 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann, for 23,218,599 shares of common stock, $10,000 in cash and $10,000 principal amount of senior convertible notes due December 31, 2005, and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. The notes bear interest at 7.5% per annum and are convertible into 4,799,271 shares of LTS common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of LTS from the former Chairman of LTS for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of LTS, on a basic and fully diluted basis, respectively.

     To provide the funds for the acquisition of the common stock of Ladenburg Thalmann, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership and issued to Frost-Nevada $10,000 principal amount of

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
senior convertible notes due December 31, 2005. The notes bear interest at 8.5% per annum and are convertible into 6,497,475 shares of Ladenburg common stock. The notes issued to the Ladenburg Thalmann stockholders and to Frost-Nevada are secured by a pledge of the Ladenburg Thalmann stock. If, during any period of 20 consecutive trading days, the closing sale price of LTS's common stock is at least $8.00, the principal and all accrued interest on the notes will be automatically converted into shares of LTS's common stock. The notes also provide that if a change of control occurs, as defined in the notes, LTS must offer to purchase all of the outstanding notes at a purchase price equal to the unpaid principal amount of the notes and the accrued interest.

     The actual number of shares of common stock issued to the former Ladenburg Thalmann stockholders may be further increased and the conversion prices of the senior convertible notes may be further decreased on or about May 7, 2003, pending a final resolution of LTS's pre-closing litigation adjustments.

     The transaction was accounted for under the purchase method of accounting as a reverse acquisition. For accounting purposes, Ladenburg Thalmann was treated as the acquirer of LTS as Ladenburg Thalmann's stockholders held a majority of the LTS common stock following the closing of the transaction. Between May 7, 2001, the date of the acquisition, and December 20, 2001, the date of the distribution of the LTS shares when LTS became a discontinued operation, LTS was accounted for as a consolidated subsidiary of New Valley.

     On November 30, 2001, New Valley announced that it would distribute its 22,543,158 shares of LTS common stock to holders of New Valley common shares through a special dividend. The special dividend was accomplished through a pro rata distribution of the LTS shares, paid on December 20, 2001 to New Valley holders of record as of December 10, 2001. New Valley stockholders received
0.988 of a LTS share for each share of New Valley.

     Following completion of the special dividend of the LTS's shares, New Valley continues to hold $8,010 principal amount of LTS's senior convertible promissory notes, convertible into 3,844,216 shares of LTS common stock, and a warrant to purchase 100,000 shares of LTS common stock at $1.00 per share. New Valley intends within a 12-month period from November 30, 2001 to distribute to its stockholders the remaining interests of New Valley in LTS's common stock.

     On March 27, 2002, LTS borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of June 30, 2002 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds.

     The consolidated financial statements of New Valley have been reclassified to reflect LTS as discontinued operations. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of applicable taxes and minority interests, as "Income (loss) from discontinued operations," and the net cash flows of these entities have been reported as "Net cash provided from discontinued operations." New Valley accounted for the discontinued operations of LTS by prorating LTS's income and expenses through December 20, 2001, the date of the distribution.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     Summarized financial data of the discontinued operations are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                            2001(1)    2000      1999
                                                            -------   -------   -------
Revenues..................................................  $88,473   $90,111   $77,753
(Loss) income from operations before income taxes.........  (12,030)    6,298     2,688
(Benefit) provision for income taxes......................   (1,356)       84        62
Minority interests in subsidiary (loss) income............   (4,845)    1,212       575
                                                            -------   -------   -------
Net (loss) income.........................................  $(5,829)  $ 5,002   $ 2,051
                                                            =======   =======   =======

---------------

(1) Results of operations included for the period January 1 through December 20, 2001.

     Gains on Disposal of Discontinued Operations. The Company recorded a gain on disposal of discontinued operations of $4,346 for the year ended December 31, 2001 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various restructuring and tax accruals previously established.

     The Company recorded a gain on disposal of discontinued operations of $17,879 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced restructuring, employee benefit and various tax accruals previously established.

     The Company recorded a gain on disposal of discontinued operations of $4,100 in 1999 related to the settlement of a lawsuit originally initiated by the Western Union telegraph business.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            QUARTERS
                                                              -------------------------------------
                                                                1ST       2ND       3RD       4TH
                                                              -------   -------   -------   -------
2001:
  Revenues..................................................  $ 4,308   $ 3,773   $ 2,895   $ 1,725
  Expenses(a)...............................................    6,612     7,232     5,456     5,888
  Other results from continuing operations..................      884       471        (6)   (4,563)
                                                              -------   -------   -------   -------
    Loss from continuing operations.........................   (1,420)   (2,988)   (2,567)   (8,726)
                                                              -------   -------   -------   -------
  Income from discontinued operations(c)....................     (268)   (1,576)   (3,050)     (935)
  Gain from discontinued operations(d)......................       --     2,279        --     2,067
                                                              -------   -------   -------   -------
    (Loss) income from discontinued operations                   (268)      703    (3,050)    1,132
                                                              -------   -------   -------   -------
  Net loss(b)...............................................  $(1,688)  $(2,285)  $(5,617)  $(7,594)
                                                              =======   =======   =======   =======
Loss per Common Share (Basic):
  Loss from continuing operations...........................  $ (0.06)  $ (0.13)  $ (0.12)  $ (0.38)
  Discontinued operations(c), (d)...........................    (0.01)     0.03     (0.13)     0.05
                                                              -------   -------   -------   -------
  Net loss(b)...............................................  $ (0.07)  $ (0.10)  $ (0.25)  $ (0.33)
                                                              =======   =======   =======   =======
Loss per Common Share (Diluted):
  Loss from continuing operations...........................  $ (0.06)  $ (0.13)  $ (0.12)  $ (0.38)
  Discontinued operations(c), (d)...........................    (0.01)     0.03     (0.13)     0.05
                                                              -------   -------   -------   -------
  Net loss(b)...............................................  $ (0.07)  $ (0.10)  $ (0.25)  $ (0.33)
                                                              =======   =======   =======   =======
2000:
  Revenues..................................................  $ 5,904   $ 2,548   $ 1,985   $ 3,055
  Expenses(a)...............................................    6,161     6,632     5,175     5,986
  Other results from continuing operations..................   (1,773)     (288)   50,341    (1,770)
                                                              -------   -------   -------   -------
    (Loss) income from continuing operations................   (2,030)   (4,372)   47,151    (4,701)
                                                              -------   -------   -------   -------
  Income from discontinued operations(c)....................    3,826       174        73       929
  Gain from discontinued operations(d)......................       --        --        --    17,879
                                                              -------   -------   -------   -------
  (Loss) income from discontinued operations                    3,826       174        73    18,808
                                                              -------   -------   -------   -------
  Net income (loss).........................................  $ 1,796   $(4,198)  $47,224   $14,107
                                                              =======   =======   =======   =======
Income (loss) per Common Share (Basic):
  (Loss) income from continuing operations..................  $ (0.09)  $ (0.19)  $  2.06   $ (0.20)
  Discontinued operations(c), (d)...........................     0.17      0.01        --      0.82
                                                              -------   -------   -------   -------
  Net income (loss)(b)......................................  $  0.08   $ (0.18)  $  2.06   $  0.62
                                                              =======   =======   =======   =======
Income (loss) per Common Share (Diluted):
  Income (loss) from continuing operations..................  $ (0.09)  $ (0.19)  $  2.05   $ (0.20)
  Discontinued operations(c), (d)...........................     0.17      0.01        --      0.82
                                                              -------   -------   -------   -------
  Net income (loss)(b)......................................  $  0.08   $ (0.18)  $  2.05   $  0.62
                                                              =======   =======   =======   =======

---------------

(a) Includes minority interests in results from continuing operations of consolidated subsidiaries and provision (benefit) for federal, state and foreign income taxes.
(b) The sum of quarterly income (loss) per share may not equal income (loss) per share for the year, because the per share data for each quarter and for the year is independently computed.
(c) (Loss) income from the Company's broker-dealer subsidiary.
(d) The 2001 and 2000 amounts represent adjustments of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. See Note 15.

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                                                                     GROSS AMOUNT CARRIED
                                                                                      AT CLOSE OF PERIOD
                                                                    COST       --------------------------------
                                               INITIAL COST      CAPITALIZED              BUILDINGS
        DESCRIPTION                         ------------------     NET OF                    AND                  ACCUMULATED
       AND LOCATION          ENCUMBRANCES    LAND     BUILDING    DELETIONS     LAND     IMPROVEMENTS    TOTAL    DEPRECIATION
       ------------          ------------   -------   --------   -----------   -------   ------------   -------   ------------
Office Buildings:
 Bernards Township, NJ.....    $    --      $10,059   $ 38,432    $ (48,491)   $    --     $    --      $    --      $   --
 Bernards Township, NJ.....         --        2,342      9,172      (11,514)        --          --           --          --
 Troy, MI..................         --                  23,581      (23,581)        --          --           --          --
 Troy, MI..................         --        7,049     21,147      (28,196)        --          --           --          --
 Ducat Place I.............                      --      5,561       (5,561)        --          --           --
 Ducat Place II............         --           --     59,300      (59,300)        --          --           --          --
 Ducat Place III...........         --       13,600         --      (13,600)        --          --           --          --
 Kindergarten Building.....         --           --        912            8        920          --          920          --
 Kremlin Site..............         --           --         --       36,507     36,507          --       36,507          --
                               -------      -------   --------    ---------    -------     -------      -------      ------
                                    --       33,050    158,105     (153,728)    37,427          --       37,427          --
                               -------      -------   --------    ---------    -------     -------      -------      ------
Shopping Centers:
 Tri Cities, WA............         --        2,981      7,692      (10,673)        --          --           --          --
 Santa Fe, NM..............         --        3,233      6,423       (9,656)        --          --           --          --
 Milwaukie, OR.............         --          949      6,374       (7,323)        --          --           --          --
 Marathon, FL..............         --          624      3,299       (3,923)        --          --           --          --
 Seattle, WA...............         --        3,354      9,069      (12,423)        --          --           --          --
 Charleston, WV............     11,226        2,510     10,516          646      2,511      11,161       13,672       2,148
 Royal Palm Beach, FL......         --        2,032      7,867       (9,899)        --          --           --          --
 Lincoln, NE...............         --        1,254      4,750       (6,004)        --          --           --          --
                               -------      -------   --------    ---------    -------     -------      -------      ------
                                11,226       16,937     55,990      (59,255)     2,511      11,161       13,672       2,148
                               -------      -------   --------    ---------    -------     -------      -------      ------
       Total...............    $11,226      $49,987   $214,095    $(212,983)   $39,938     $11,161      $51,099      $2,148
                               =======      =======   ========    =========    =======     =======      =======      ======


        DESCRIPTION             DATE          DATE     DEPRECIABLE
       AND LOCATION          CONSTRUCTED    ACQUIRED      LIFE
       ------------          -----------   ----------  -----------
Office Buildings:
 Bernards Township, NJ.....     1991       Jan 1996        40
 Bernards Township, NJ.....     1994       Jan 1996        40
 Troy, MI..................     1987       Jan 1996        40
 Troy, MI..................     1990       Jan 1996        40
 Ducat Place I.............     1993       Jan 1997        40
 Ducat Place II............     1997       Jan 1997        40
 Ducat Place III...........     1997       Jan 1997        40
 Kindergarten Building.....                April 1998      40
 Kremlin Site..............                1998            40
Shopping Centers:
 Tri Cities, WA............     1980       Jan 1996        25
 Santa Fe, NM..............     1964       Jan 1996        25
 Milwaukie, OR.............     1978       Jan 1996        25
 Marathon, FL..............     1972       Jan 1996        25
 Seattle, WA...............     1988       Jan 1996        25
 Charleston, WV............     1985       Jan 1996        25
 Royal Palm Beach, FL......     1985       Jan 1996        25
 Lincoln, NE...............     1964       Jan 1996        25
       Total...............

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

RECONCILIATION OF CARRYING COSTS AND ACCUMULATED DEPRECIATION

                                                              BUILDINGS AND               ACCUMULATED
                                                    LAND      IMPROVEMENTS      TOTAL     DEPRECIATION
                                                   -------   ---------------   --------   ------------
  Balance at 1/1/99..............................  $34,100       $53,871       $ 87,971      $5,096
                                                   -------       -------       --------      ------
  Additions during period
     Acquisitions through foreclosure............       --            --             --
     Other acquisitions..........................       --            --             --
     Improvements, etc...........................   14,344            --         14,344
     Depreciation expense........................       --            --             --       2,918
                                                   -------       -------       --------      ------
          Total Additions........................   14,344            --         14,344       2,918
                                                   -------       -------       --------      ------
  Deductions during period:
     Cost of real estate sold....................   12,449        34,268         46,717       5,769
                                                   -------       -------       --------      ------
  Balance at 12/31/99............................  $35,995       $19,603       $ 55,598      $2,245
                                                   -------       -------       --------      ------
  Additions during period
     Acquisitions through foreclosure............       --            --             --
     Other acquisitions..........................       --            --             --
     Improvements, etc...........................    3,664            --          3,664
     Reclassifications...........................      549          (549)            --
     Real estate in joint venture acquired.......   16,920        65,133         82,053       5,696
     Depreciation expense........................       --            --             --       1,020
                                                   -------       -------       --------      ------
          Total Additions........................   21,133        64,584         85,717       6,716
                                                   -------       -------       --------      ------
  Deductions during period:
     Cost of real estate sold....................       --            --             --          --
                                                   -------       -------       --------      ------
  Balance at 12/31/00............................  $57,128       $84,187       $141,315      $8,961
                                                   -------       -------       --------      ------
  Additions during period
     Acquisitions through foreclosure............       --            --             --
     Other acquisitions..........................    3,562            --          3,562
     Improvements, etc...........................       --            --             --
     Reclassifications...........................       --            --             --
     Real estate in joint venture acquired.......       --            --             --          --
     Depreciation expense........................       --            --             --       2,123
                                                   -------       -------       --------      ------
          Total Additions........................    3,562            --          3,562       2,123
                                                   -------       -------       --------      ------
  Deductions during period:
     Cost of real estate sold....................   20,752        73,026         93,778       8,936
                                                   -------       -------       --------      ------
  Balance at 12/31/01............................  $39,938       $11,161       $ 51,099      $2,148
                                                   -------       -------       --------      ------

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

Date: April 1, 2002

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2002.

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

             /s/ J. BRYANT KIRKLAND III                    Vice President, Treasurer and Chief
-----------------------------------------------------      Financial Officer (Principal Financial
               J. Bryant Kirkland III                      Officer and Principal Accounting Officer)

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

                /s/ RONALD J. KRAMER                       Director
-----------------------------------------------------
                  Ronald J. Kramer

                /s/ RICHARD J. LAMPEN                      Director
-----------------------------------------------------
                  Richard J. Lampen

                /s/ HOWARD M. LORBER                       Director
-----------------------------------------------------
                  Howard M. Lorber

                /s/ BARRY W. RIDINGS                       Director
-----------------------------------------------------
                  Barry W. Ridings

                 /s/ VICTOR M. RIVAS                       Director
-----------------------------------------------------
                   Victor M. Rivas