Form 10-K/A
period 2001-12-31
NEW VALLEY CORP
filed 2002-04-30
CIK 106374

================================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                            ------------------------


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                          COMMISSION FILE NUMBER 1-2493


                             NEW VALLEY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   13-5482050
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


         100 S.E. SECOND STREET
             MIAMI, FLORIDA                                           33131
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:              (305) 579-8000


================================================================================

         Part III of the Annual Report on Form 10-K of New Valley Corporation (the "Company") for the year ended December 31, 2001 is amended in its entirety to add the following information:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information, as of April 29, 2002, with respect to each person who is a director of the Company. Each director is a citizen of the United States of America. For information concerning the executive officers of the Company, see Item 4. "Submission of Matters to a Vote of Security Holders; Executive Officers of the Registrant".

                                                                                                          DIRECTOR
             NAME AND ADDRESS                   AGE                  PRINCIPAL OCCUPATION                  SINCE
-------------------------------------------    -------------   ----------------------------------    -------------------
Bennett S. LeBow.......................             64             Chairman of the Board and                   December
  New Valley Corporation                                           Chief Executive Officer of                      1987
  100 S.E. Second Street                                           the Company
  Miami, FL 33131

Howard M. Lorber.......................             53             President and Chief Operating                January
  New Valley Corporation                                           Officer of the Company                          1991
  100 S.E. Second Street
  Miami, FL 33131

Richard J. Lampen......................             48             Executive Vice President                        July
  New Valley Corporation                                           and General Counsel of                          1996
  100 S.E. Second Street                                           the Company
  Miami, FL 33131

Henry C. Beinstein.....................             59             Executive Director,                         November
  Schulte Roth & Zabel LLP                                         Schulte Roth & Zabel LLP                        1994
  919 Third Avenue
  New York, NY 10022

Arnold I. Burns........................             72             Managing Director, Arnhold                  November
  Arnhold and S. Bleichroeder, Inc.                                and S. Bleichroeder, Inc.                       1994
  1345 Avenue of the Americas
    New York, NY 10105

Ronald J. Kramer.......................             43             President                                   November
  Wynn Resorts                                                     Wynn Resorts                                    1994
  3145 Las Vegas Blvd., South
  Las Vegas, NV 89109

Barry W. Ridings.......................             50             Managing Director,                          November
  Lazard Freres & Co. LLC                                          Lazard Freres & Co. LLC                         1994
  30 Rockefeller Plaza
  New York, NY 10020

Victor M. Rivas........................             58             President and Chief Executive                October
  Ladenburg Thalmann Financial                                     Officer of Ladenburg                            1999
    Services Inc.                                                  Thalmann Financial Services
  590 Madison Avenue                                               Inc.
  New York, NY 10022


BUSINESS EXPERIENCE OF DIRECTORS (OTHER THAN EXECUTIVE OFFICERS)

         ARNOLD I. BURNS has been a Managing Director at Arnhold and S. Bleichroeder, Inc., an investment bank, since February 1999. Mr. Burns was a partner of Proskauer Rose LLP from September 1988 to January 1999. Mr. Burns was Associate Attorney General of the United States in 1986 and Deputy Attorney General from 1986 to 1988.

         RONALD J. KRAMER has been the President of Wynn Resorts, a gaming company, since March 2002. Mr. Kramer served as a Managing Director at Dresdner Kleinwort Wasserstein, Inc., an investment bank, from July 1999 to October 2001. Mr. Kramer was the Chairman of the Board and Chief Executive Officer of Ladenburg Thalmann & Co. Inc., a broker-dealer and investment bank, from December 1995 to July 1999. Until December 2001, Ladenburg was an indirect subsidiary of the Company. Mr. Kramer currently serves as a director of Griffon Corporation, Lakes Gaming, Inc. and TMP Worldwide Inc.

         BARRY W. RIDINGS has been a Managing Director at Lazard Freres LLC since June 1999. Mr. Ridings was a Managing Director of Deutsche Banc Alex. Brown, an investment bank, from March 1990 to June 1999. Mr. Ridings currently serves as a director of Siem Industries Inc.

         VICTOR M. RIVAS has been President, Chief Executive Officer and a director of Ladenburg Thalmann Financial Services since May. 2001. Mr. Rivas has been affiliated with Ladenburg Thalmann & Co. Inc. since 1997 and has been its Chairman and Chief Executive Officer since July 1999. Prior to joining Ladenburg, Mr. Rivas served as an officer of the brokerage firms of Rickel & Associates, Inc. from March 1997 to September 1997 and Janssen-Meyers Associates, L.P. from January 1996 to March 1997. Mr. Rivas had previously served as Chairman of the Board and Chief Executive Officer of Conquest Industries Inc. and its subsidiary, Conquest Airlines Corp.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation awarded to, earned by or paid during the past three years to those persons who were, at December 31, 2001, the Company's Chief Executive Officer and the other executive officers whose cash compensation exceeded $100,000 (collectively, the "named executive officers").

                         SUMMARY COMPENSATION TABLE (1)


                                                                                                  LONG-TERM
                                                  ANNUAL COMPENSATION                            COMPENSATION
                                  ----------------------------------------------------    -------------------------
                                                                                                         SECURITIES
                                                                                                           UNDER-
                                                                             OTHER        RESTRICTED        LYING
              NAME                                                           ANNUAL          STOCK         OPTIONS
     AND PRINCIPAL POSITION        YEAR        SALARY          BONUS      COMPENSATION     AWARD(S)          (#)
     ----------------------        ----    -------------     ---------    ------------   ------------    -------
Bennett S. LeBow                   2001       $2,000,000        --          $68,101 (2)       --             --
 Chairman and Chief Executive      2000        2,000,000        --           67,085 (2)       --             --
 Officer                           1999        2,000,000        --           56,946 (2)       --             --

Howard M. Lorber                   2001        1,739,725     $500,000        90,000 (2)       --             --
 President and Chief Operating     2000        1,686,835      500,000        90,000 (2)       --             --
 Officer                           1999        1,650,000      500,000        82,500 (2)       --             --

Richard J. Lampen                  2001          750,000        --                            --             --
 Executive Vice President and      2000          750,000        --                            --             --
 General Counsel(3)                1999          750,000        --                            --             --

Marc N. Bell                       2001          375,000        --                            --             --
 Vice President, Associate         2000          300,000      100,000                         --             --
 General Counsel and               1999          300,000        --
 Secretary(4)                                                                                 --             --

J. Bryant Kirkland III             2001          250,000        --           56,591 (6)       --             --
 Vice President, Chief Financial   2000          250,000      100,000          --             --             --
 Office and Treasurer(5)           1999          250,000        --             --             --             --

--------------

(1) Unless otherwise stated, the aggregate value of perquisites and other personal benefits received by the named executive officers are not reflected because the amounts were below the reporting requirements established by SEC rules.

(2) Represents allowances paid by the Company to an entity affiliated with Mr. LeBow and to Mr. Lorber for lodging and related business expenses.

(3) The table reflects 100% of Mr. Lampen's salary and bonus, all of which are paid by the Company. Of Mr. Lampen's salary from the Company, $187,500 per year has been reimbursed to the Company by Vector Group.

(4) The table reflects 100% of Mr. Bell's salary and bonus, all of which are paid by Vector Group. Of Mr. Bell's salary from Vector Group, $187,500 in 2001, $150,000 in 2000 and $150,000 in 1999 have been reimbursed to Vector Group by the Company.

(5) The table reflects 100% of Mr. Kirkland's salary and bonus, all of which are paid by the Company. Of Mr. Kirkland's salary from the Company, $62,500 per year has been reimbursed to the Company by Vector Group.

(6)  Represents relocation benefits provided for Mr. Kirkland's spouse.

         The following table sets forth certain information concerning unexercised options held by the named executive officers as of December 31, 2001. There were no stock options exercised by the named executive officers during 2001.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                           OPTIONS AT                     OPTIONS AT
                                                        DECEMBER 31, 2001             DECEMBER 31, 2001*
                                                 -----------------------------  ------------------------
NAME                                               EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                               -----------    -------------   -----------   -------------
Howard M. Lorber
  Common Shares.........................             65,333              --       $26,189        $  --
  Warrants..............................            584,000              --

-------------
* Calculated using the closing price of $3.96 per Common Share and $0.16 per Warrant on December 31, 2001 less the option exercise price.

COMPENSATION OF DIRECTORS

         In 2001, each non-employee director of the Company received an annual fee of $35,000 for serving on the board of directors, an annual fee of $60,000 for serving on the executive committee thereof and a $1,000 fee for attendance at each meeting of the board of directors or a committee thereof other than the executive committee. Each director is reimbursed for reasonable out-of-pocket expenses incurred in serving on the board.

EMPLOYMENT AGREEMENTS

         Bennett S. LeBow is a party to an employment agreement with the Company dated as of June 1, 1995, as amended effective as of January 1, 1996. The agreement had an initial term of three years effective as of January 18, 1995, with an automatic one-year extension on each anniversary of the effective date unless notice of non-extension is given by either party within the 60-day period before this date. As of January 1, 2002, Mr. LeBow's annual base salary was $2,000,000. Following termination of his employment without cause, he would continue to receive his base salary for a period of 36 months commencing with the next anniversary of the effective date following the termination notice. Following termination of his employment within two years of a change of control, he would receive a lump sum payment equal to 2.99 times his then current base salary.

         Howard M. Lorber is a party to an employment agreement with the Company dated June 1, 1995. The agreement had an initial term of three years effective as of January 18, 1995, with an automatic one-year extension on each anniversary of the effective date unless notice of non-extension is given by either party within 60 days before this date. As of January 1, 2002, Mr. Lorber's annual base salary was $1,773,726. Mr. Lorber's salary is subject to an annual cost of living adjustment. In addition, the Board must periodically review this base salary and may increase but not decrease it from time to time in its sole discretion. The Board may also award an annual bonus to Mr. Lorber in its sole discretion. The Board awarded Mr. Lorber a bonus of $500,000 for 2001. Following termination of his employment without cause, he would continue to receive his base salary for a period of 36 months commencing with the next anniversary of the effective date following the termination notice. Following termination of his employment within two years of a change of control, he would receive a lump sum payment equal to 2.99 times the sum of his then current base salary and the bonus amounts earned by him for the twelve-month period ending with the last day of the month immediately before the month in which the termination occurs.

         Richard J. Lampen is a party to an employment agreement with the Company dated September 22, 1995. The agreement had an initial term of two and a quarter years from October 1, 1995 with automatic renewals after the initial term for additional one-year terms unless notice of non-renewal is given by either party within the 90-day period before the termination date. As of January 1, 2002, his annual base salary was $750,000. In addition, the Board may award an annual bonus to Mr. Lampen in its sole discretion. The Board may increase but not decrease Mr. Lampen's base salary from time to time in its sole discretion. Following termination of his employment without cause, he would receive severance pay in a lump sum equal to the amount of his base salary he would have received if he was employed for one year after termination of his employment term.

         J. Bryant Kirkland III is a party to an employment agreement with the Company dated August 1, 1999. The agreement had an initial term of one year from August 1, 1999 with automatic renewals after the initial term for additional one-year terms unless notice of non-renewal is given by either party within the ninety-day period prior to the termination date. As of January 1, 2002, his annual base salary was $250,000. In addition, the Board of Directors may award an annual bonus to Mr. Kirkland in its sole discretion. The Board may increase but not decrease Mr. Kirkland's base salary from time to time in its sole discretion. Following termination of his employment without cause, Mr. Kirkland would receive severance pay in a lump sum equal to the amount of his base salary he would have received if he was employed for one year after termination of his employment term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not currently have a compensation committee. The Board acts on compensation matters as a committee of the whole. During 2001, Messrs. LeBow, Lorber, Lampen and Rivas served as an officer or employee of the Company or its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding all persons known by the Company to own beneficially more than 5% of the Company's Common Shares, the only class of its voting securities, and Warrants as of April 29, 2002. The number of shares beneficially owned by each beneficial owner listed below is based upon the numbers reported by such owner in documents publicly filed with the SEC, publicly available information or information available to the Company. The number of shares and percentage of class include shares of which such beneficial owner has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.


                                       NUMBER OF                   NUMBER
                                         COMMON     PERCENTAGE       OF      PERCENTAGE
            NAME AND ADDRESS             SHARES      OF CLASS     WARRANTS    OF CLASS
            ----------------             ------      --------     --------    --------
        Bennett S. LeBow........      12,849,118(1)    56.2%(2)  3,069,663       17.2%
        Vector Group Ltd.
        VGR Holding Inc.
          100 S.E. Second Street
          Miami, FL 33131
        New Valley Holdings, Inc.
          209B Baynard Building
          3411 Silverside Road
          Wilmington, DE 19810

        Carl C. Icahn...........       1,262,686(3)    5.5%(4)     312,301        1.7%
          c/o Icahn Associates Corp.
          767 Fifth Avenue
          New York, NY 10153

        Canyon Capital Advisors LLC    1,142,360(5)    5.0%(6)      57,118         *
        Mitchell R. Julis
        Joshua S. Friedman
        R. Christian B. Evensen
          Suite 200
          9665 Wilshire Boulevard
          Beverly Hills, CA 90212

----------

*    The percentage beneficially owned does not exceed 1% of the class.

(1) Based on Amendment No. 18 to Schedule 13D dated May 14, 2001, filed jointly by Vector Group, VGR Holding Inc., a direct wholly-owned subsidiary of Vector Group, New Valley Holdings Inc., a direct wholly-owned subsidiary of VGR Holding, and Bennett S. LeBow. According to the filing, VGR Holding exercises sole voting power and sole dispositive power, over 85,602 Common Shares and 1,260,349 Warrants and New Valley Holdings exercises sole voting power and sole dispositive power over 12,763,516 Common Shares and 1,809,314 Warrants. Each of VGR Holding and New Valley Holdings disclaims beneficial ownership of the shares beneficially owned by the other under Rule 13d-3 under the Exchange Act, or for any other purpose. Each of Vector Group and Mr. LeBow disclaims beneficial ownership of these shares under Rule 13d-3, or for any other purpose. VGR Holding and New Valley Holdings have pledged their Company shares to secure VGR Holding's senior secured notes. The purchase agreement for the notes also provides for restrictions on affiliated transactions between the Company and Vector Group, VGR Holding and their affiliates, as well as for restrictions on the use of future distributions received from the Company.

(2) Assuming exercise of the warrants held by the named individual and entities only, the percentage of class would be 61.3%. Assuming exercise of all outstanding warrants, the percentage of class would be 39.1%.

(3) Based on Schedule 13D dated June 4, 1999, filed by Carl C. Icahn and affiliated entities. These shares include 1,262,686 Common Shares and 311,301 Warrants of which Tortoise Corp. has sole voting power and sole dispositive power and 20,000 Common Shares and 1,000 Warrants of which Little Meadows Corp. has sole voting power and sole dispositive power. Both of these corporations are 100% owned by Mr. Icahn, who has shared voting power and shared dispositive power over 1,262,686 Common Shares and 312,301 Warrants.

(4) Assuming exercise of the warrants held by the named individual only, the percentage of class would be 6.8%. Assuming exercise of all outstanding warrants, the percentage of class would be 3.9%.

(5) Based on Schedule 13D dated March 5, 1999, filed by the named individuals and entities. Canyon Capital Advisors LLC is an investment advisor to various managed accounts. Capital Advisors LLC is owned in equal shares by entities controlled by Messrs. Julis, Friedman and Evensen. The named entity and individuals have reported that, as of March 5, 1999, the entity had sole power, and the individuals shared power, to vote or to direct the voting and to dispose or direct the disposition of 1,142,360 Common Shares.

(6) Assuming exercise of the warrants held by the named individuals and entities only, the percentage of class would be 5.2%. Assuming exercise of all outstanding warrants, the percentage of class would be 2.9%.

         The following table sets forth, as of the record date, the beneficial ownership of the Common Shares and Warrants by each of the Company's directors and nominees, each of the executive officers named in the Summary Compensation Table below and all directors and executive officers as a group. The percentage of each class includes securities of which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act. Unless otherwise indicated, each person possesses sole voting and investment power with respect to securities indicated as beneficially owned.



                                        NUMBER OF                      NUMBER
                                          COMMON        PERCENTAGE       OF         PERCENTAGE
                     NAME                 SHARES        OF CLASS      WARRANTS       OF CLASS
                     ----                 ------       ------------   --------       --------

            Bennett S. LeBow(1)(4)....  12,849,118     56.2% (8)     3,069,663          17.2%

            Howard M. Lorber(2)(4)....     785,370      3.4% (9)       620,112           3.4%

            Richard J. Lampen(4)......           0        --                 0           --

            Henry C. Beinstein(3)(5)..      26,499         *           172,500            *

            Arnold I. Burns(5) (6)....      15,000        --                 0           --

            Ronald J. Kramer(5) (6)...      15,000        --                 0           --

            Barry W. Ridings(5) (6)...      15,000        --                 0           --

            Victor M. Rivas(5)........           0        --                 0           --

            Marc N. Bell(7)...........           0        --                 0           --

            J. Bryant Kirkland III (7)           0        --                 0           --

            All directors and
              executive officers as
              a group (10 persons)....  13,645,987     59.6% (10)    3,862,275          20.9%

----------

*    The percentage beneficially owned does not exceed 1% of the class.

(1) Includes the VGR Holding shares and the New Valley Holdings shares, as to which Mr. LeBow disclaims beneficial ownership. See footnote (1) to the preceding table.

(2) Includes 600,037 Common Shares held directly by Mr. Lorber, 120,000 Common Shares held by Lorber Alpha II Partnership, a Nevada limited partnership, and 65,333 Common Shares and 584,000 Warrants subject to employee stock options exercisable within 60 days. Lorber Alpha II, Inc., a Nevada corporation, is the general partner of Lorber Alpha II Partnership.
     Mr. Lorber is the director, officer and principal stockholder of Lorber Alpha II, Inc.

(3) Includes 833 Common Shares and 12,500 Warrants beneficially owned by his spouse, as to which shares Mr. Beinstein disclaims beneficial ownership, and 15,000 Common Shares issuable upon exercise of options exercisable within 60 days.

(4)  The named individual is a director and an executive officer of the Company.

(5)  The named individual is a director of the Company.

(6) Includes 15,000 Common Shares issuable upon exercise of options exercisable within 60 days.

(7)  The named individual is an executive officer of the Company.

(8) Assuming exercise of the warrants held by the named individual only, the percentage of class would be 61.3%. Assuming exercise of all outstanding warrants, the percentage of class would be 39.1%.

(9) Assuming exercise of the warrants held by the named individual only, the percentage of class would be 6.0%. Assuming exercise of all outstanding warrants, the percentage of class would be 3.4%.

(10) Assuming exercise of the warrants held by the group only, the percentage of class would be 65.4%. Assuming exercise of all outstanding warrants, the percentage of class would be 42.4%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1995, the Company and Vector Group entered into an expense sharing agreement pursuant to which certain lease, legal and administrative expenses are allocated to the entity incurring the expense. The Company expensed approximately $482,000 under this agreement for 2001.

        See "Item 3. Legal Proceedings", as well as Note 8 to the Company's Consolidated Financial Statements, for information concerning pending lawsuits relating to the Company's purchase of BrookeMil Ltd. from a subsidiary of Vector Group in January 1997 and the Company's June 1999 recapitalization.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NEW VALLEY CORPORATION
                                              (REGISTRANT)



                                              By:  /s/ RICHARD J. LAMPEN
                                                   ------------------------
                                                   Richard J. Lampen
                                                   Executive Vice President



Date:    April 29, 2002