Form 10-Q
period 2002-03-31
NEW VALLEY CORP
filed 2002-05-15
CIK 106374

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         AS OF MAY 13, 2002, THERE WERE OUTSTANDING 22,881,406 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.

===============================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                             Page
                                                                                             ----
     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of March 31,
                        2002 and December 31, 2001....................................         3

                    Condensed Consolidated Statements of Operations for
                        the three months ended March 31, 2002 and 2001................         4

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the three months
                        ended March 31, 2002..........................................         5

                    Condensed Consolidated Statements of Cash Flows for
                        the three months ended March 31, 2002 and 2001................         6

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................         7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................        13

     Item 3.        Quantitative and Qualitative Disclosures About
                        Market Risk...................................................        18

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................        19

     Item 6.        Exhibits and Reports on Form 8-K..................................        19

SIGNATURE.............................................................................        20

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        March 31,          December 31,
                                                                                       ----------          ------------
                                                                                          2002                  2001
                                                                                       ----------          ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents ..............................................          $  106,745           $   92,069
     Investment securities available for sale ...............................              21,112               20,902
     Restricted assets ......................................................                 523               17,380
     Note receivable ........................................................               2,500                1,000
     Other current assets ...................................................                 472                1,714
                                                                                       ----------           ----------
         Total current assets ...............................................             131,352              133,065
                                                                                       ----------           ----------

Investment in real estate, net ..............................................              11,170               10,581
Furniture and equipment, net ................................................                  35                   35
Restricted assets ...........................................................                   6                    6
Convertible notes receivable ................................................               8,010                8,010
Long-term investments, net ..................................................              10,044               10,044
Other assets ................................................................                 890                  957
                                                                                       ----------           ----------
         Total assets .......................................................          $  161,507           $  162,698
                                                                                       ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of notes payable and long-term obligations .............          $       86           $       84
     Accounts payable and accrued liabilities ...............................               5,201                7,574
     Prepetition claims and restructuring accruals ..........................               2,693                2,700
     Income taxes ...........................................................               9,221                9,079
                                                                                       ----------           ----------
         Total current liabilities ..........................................              17,201               19,437
                                                                                       ----------           ----------

Notes payable ...............................................................              11,117               11,142
Other long-term liabilities .................................................               3,559                3,639

Commitments and contingencies ...............................................                  --                   --

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares
       authorized; 22,881,406 and 22,813,063 shares outstanding .............                 229                  228
     Additional paid-in capital .............................................             864,722              864,197
     Accumulated deficit ....................................................            (739,239)            (737,894)
     Unearned compensation on stock options .................................                 (32)                 (26)
     Accumulated other comprehensive income .................................               3,950                1,975
                                                                                       ----------           ----------
         Total stockholders' equity .........................................             129,630              128,480
                                                                                       ----------           ----------

         Total liabilities and stockholders' equity .........................          $  161,507           $  162,698
                                                                                       ==========           ==========

      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            Three Months Ended March 31,
                                                                                       -------------------------------------
                                                                                            2002                   2001
                                                                                       -------------           -------------
Revenues:
     Real estate leasing ....................................................          $         424           $       2,641
     Gain on sale of investments, net .......................................                  1,275                     465
     Interest and dividend income ...........................................                    585                   1,202
                                                                                       -------------           -------------
         Total ..............................................................                  2,284                   4,308
                                                                                       -------------           -------------

Cost and expenses:
     General and administrative .............................................                  2,975                   3,176
     Rental real estate activities, excluding interest ......................                    496                   2,812
     Interest expense .......................................................                    237                     709
                                                                                       -------------           -------------
         Total ..............................................................                  3,708                   6,697
                                                                                       -------------           -------------

Other results from continuing operations:
     Gain on sale of real estate ............................................                     --                     897
     Other loss .............................................................                     (4)                    (13)
                                                                                       -------------           -------------
         Total ..............................................................                     (4)                    884
                                                                                       -------------           -------------

Loss from continuing operations before minority interests ...................                 (1,428)                 (1,505)

Minority interests in loss from continuing operations
         of consolidated subsidiaries .......................................                    (83)                    (85)
                                                                                       -------------           -------------

Loss from continuing operations .............................................                 (1,345)                 (1,420)

Discontinued operations:
     Loss from discontinued operations, net of
         minority interests in loss of consolidated
         subsidiary of $54 and income taxes of $0 ...........................                     --                    (268)
                                                                                       -------------           -------------

Net loss ....................................................................          $      (1,345)          $      (1,688)
                                                                                       =============           =============

Loss per Common Share (basic and diluted):
     Continuing operations ..................................................          $       (0.06)          $       (0.06)
     Discontinued operations ................................................                   0.00                   (0.01)
                                                                                       -------------           -------------
     Net loss per Common Share ..............................................          $       (0.06)          $       (0.07)
                                                                                       =============           =============

Number of shares used in computation ........................................             22,821,490              22,865,890
                                                                                       =============           =============

      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                              Unearned     Accumulated
                                                               Additional                   Compensation      Other
                                                  Common        Paid-In        Accumulated    on Stock    Comprehensive
                                                  Shares        Capital          Deficit       Options        Income       Total
                                                  ------       ----------      -----------  ------------  -------------  ---------
Balance, December 31, 2001 ..................      $ 228       $ 864,197       $ (737,894)      $ (26)       $ 1,975     $ 128,480

   Net loss .................................                                      (1,345)                                 (1,345)

   Unrealized gain on investment
     securities .............................                                                                  1,975         1,975

   Exercise of stock options ................          1             264                                                      265

   Compensation expense on stock
     option grants ..........................                        261                           (6)                        255
                                                   -----       ---------       ----------       -----        -------     ---------

Balance, March 31, 2002 .....................      $ 229       $ 864,722       $ (739,239)      $ (32)       $ 3,950     $ 129,630
                                                   =====       =========       ==========       =====        =======     =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                       -----------------------------
                                                                                          2002                2001
                                                                                       ---------           ---------
Cash flows from operating activities:
   Net loss .................................................................          $  (1,345)          $  (1,688)
   Loss from discontinued operations ........................................                 --                 267
                                                                                       ---------           ---------
     Subtotal ...............................................................             (1,345)             (1,421)
                                                                                       ---------           ---------
   Adjustments to reconcile net loss to net cash provided from
     (used for) operating activities:
       Depreciation and amortization ........................................                123                 680
       Stock based compensation expense .....................................                255                 227
       Gain on sale of investments ..........................................             (1,275)               (465)
       Gain on sale of real estate ..........................................                 --                (897)
       Minority interests in loss from continuing operations
         of consolidated subsidiaries .......................................                (83)                (85)
       Decrease in receivables, restricted assets and other assets ..........             18,166               1,280
       Decrease in accounts payable and accrued liabilities .................             (2,252)               (165)
                                                                                       ---------           ---------

Net cash provided from (used for) operating activities ......................             13,589                (846)
                                                                                       ---------           ---------

Cash flows from investing activities:
     Sale or maturity of investment securities ..............................              3,040               3,166
     Purchase of investment securities ......................................                 --              (1,761)
     Purchase of long-term investments ......................................                 --                (300)
     Sale of real estate, net of closing costs ..............................                 --               9,172
     Purchase of and additions to real estate ...............................               (688)               (565)
     Payment of prepetition claims and restructuring accruals ...............                 (7)             (2,590)
     Increase in restricted assets ..........................................                 --                (119)
     Repayment of note receivable ...........................................              1,000                  --
     Issuance of note receivable ............................................             (2,500)                 --
                                                                                       ---------           ---------

Net cash provided from investing activities .................................                845               7,003
                                                                                       ---------           ---------

Cash flows from financing activities:
     Decrease in margin loans payable .......................................                 --                (827)
     Proceeds from participating loan .......................................                 --               2,478
     Repurchase of Common Shares ............................................                 --                (239)
     Exercise of stock options ..............................................                265                  --
     Issuance of note payable ...............................................                 --                 824
     Payment of notes payable ...............................................                (23)             (9,996)
                                                                                       ---------           ---------

     Net cash provided from (used for) financing activities .................                242              (7,760)
                                                                                       ---------           ---------

     Net cash used in discontinued operations ...............................                 --              (3,089)
                                                                                       ---------           ---------

     Net increase (decrease) in cash and cash equivalents ...................             14,676              (4,692)
     Cash and cash equivalents, beginning of period .........................             92,069              82,067
                                                                                       ---------           ---------

     Cash and cash equivalents, end of period ...............................          $ 106,745           $  77,375
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

1.       PRINCIPLES OF REPORTING

         The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The consolidated financial statements as of March 31, 2002 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the consolidated financial statements in New Valley's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

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

         Following the recent distribution of the LTS shares and asset dispositions in Russia, the business strategy of New Valley is to continue to operate its real estate business and to acquire operating businesses through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means, with the purpose of being primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. In the interim, New Valley's cash and investment securities (aggregating $127,857 at March 31, 2002) are available for general corporate purposes, including for acquisition purposes. Pending any use of these funds in the real estate business or for acquisitions, New Valley's liquid assets have been invested consistent with the preservation of their value.

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not impact on the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2002.

2.       INVESTMENT IN REAL ESTATE AND NOTES PAYABLE

         The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at March 31, 2002 are as follows:

                                                                                            RUSSIAN
                                                                        SHOPPING             REAL
                                                                         CENTER              ESTATE              TOTAL
                                                                        --------           ---------           ---------
         Land ................................................          $  2,510           $      --           $   2,510
         Buildings ...........................................            11,198                  --              11,198
         Kremlin sites .......................................                --              38,115              38,115
         Participating loan ..................................                --             (38,394)            (38,394)
                                                                        --------           ---------           ---------
               Total .........................................            13,708                (279)             13,429
         Less accumulated depreciation .......................            (2,259)                 --              (2,259)
                                                                        --------           ---------           ---------
               Net investment in real estate .................          $ 11,449           $    (279)          $  11,170
                                                                        ========           =========           =========

         Notes payable .......................................          $ 11,203                  --           $  11,203
         Current portion of notes payable ....................                86                  --                  86
                                                                        --------           ---------           ---------
         Notes payable - long-term portion ...................          $ 11,117           $      --           $  11,117
                                                                        ========           =========           =========

         Shopping Center

         New Valley is in negotiations to dispose of its remaining U.S. shopping center. The Company does not anticipate it will recognize any material gain or loss on the disposal.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

         Russian Real Estate

         In April 2002, New Valley sold the shares of BrookeMil Ltd. ("BrookeMil") to an unrelated third party for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were the Company's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC participating loan to BrookeMil, New Valley received approximately $7,500 of the net proceeds from the sale and Apollo Real Estate Investment Fund III, L.P. received approximately $12,500 of the proceeds. These amounts are subject to adjustment based on final closing expenses. New Valley anticipates recording a gain of approximately $7,600 in the second quarter of 2002 in connection with the sale.

3.       INVESTMENT SECURITIES AVAILABLE FOR SALE

         Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized gains on sales of investment securities available for sale of $1,275 and $465 for the three months ended March 31, 2002 and 2002, respectively.

         The components of investment securities available for sale at March 31, 2002 are as follows:

                                                                                 GROSS            GROSS
                                                                              UNREALIZED       UNREALIZED           FAIR
                                                                COST             GAIN              LOSS             VALUE
                                                              --------        ----------       ----------         --------
         Marketable equity securities ..............          $ 17,162          $ 2,018          $ 1,043          $ 18,137
         Marketable warrants .......................                --            2,975               --             2,975
                                                              --------          -------          -------          --------
         Investment securities .....................          $ 17,162          $ 4,993          $ 1,043          $ 21,112
                                                              ========          =======          =======          ========

4.       RESTRICTED ASSETS

         Restricted assets at December 31, 2001 consisted primarily of $16,856 held in escrow by the United States District Court of New Jersey in connection with a settlement of a lawsuit which cash was released to the Company in March 2002.

5.       LONG-TERM INVESTMENTS

         At March 31, 2002, long-term investments consisted primarily of investments in limited partnerships of $10,044. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $6,800 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company is an investor in real estate partnerships where it is required to make additional investments of up to an aggregate of $8,300 at March 31, 2002. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

6.       OTHER LONG-TERM LIABILITIES

         The components of other long-term liabilities, excluding notes payable, at March 31, 2002 are as follows:

                                                                            LONG-TERM        CURRENT
                                                                             PORTION         PORTION
                                                                            ---------        -------
         Retiree and disability obligations ......................          $  3,205          $  500
         Minority interests ......................................                53              --
         Note payable for Western Realty
             Development Class A interests .......................               283              --
         Other long-term liabilities .............................                18              --
                                                                            --------          ------
         Total other long-term liabilities .......................          $  3,559          $  500
                                                                            ========          ======

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

         As of March 31, 2002, New Valley had $2,693 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages and for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

8.       BUSINESS SEGMENT INFORMATION

         The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three months ended March 31, 2002 and 2001. The corporate and other segment includes identifiable assets of $45,710 at March 31, 2001, previously classified in the broker-dealer segment, which was discontinued and disposed of, effective December 20, 2001.

                                                                                      CORPORATE
                                                                REAL ESTATE           AND OTHER              TOTAL
                                                                -----------           ---------              -----
         Three months ended March 31, 2002
         Revenues ....................................          $      424           $    1,860           $    2,284
         Other expense ...............................                  --                   (4)                  (4)
         Operating loss ..............................                (316)              (1,112)              (1,428)
         Identifiable assets .........................              12,580              148,927              161,507
         Depreciation and
            Amortization .............................                 123                   --                  123
         Capital expenditures ........................                 688                   --                  688

         Three months ended March 31, 2001
         Revenues ....................................          $    2,641           $    1,667           $    4,308
         Other income (expense) ......................                 897                  (13)                 884
         Operating income (loss) .....................                  81               (1,586)              (1,505)
         Identifiable assets .........................             131,025              152,634              283,659
         Depreciation and
            Amortization .............................                 680                    3                  683
         Capital expenditures ........................                 565                   --                  565

9.       DISCONTINUED OPERATIONS

         On December 20, 2001, New Valley distributed its 53.6% interest in LTS common stock to holders of New Valley common shares through a special dividend. New Valley stockholders received 0.988 of a LTS share for each share of New Valley.

         The consolidated financial statements of New Valley have been reclassified to reflect as discontinued operations New Valley's broker-dealer operations. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of applicable income taxes and minority interests, as "Loss from discontinued operations", and the net cash flows of these entities have been reports as "Net cash used in discontinued operations".

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

         Summarized operating results of the discontinued broker-dealer operations for the three months ended March 31, 2001 are as follows:

         Revenues ................................................          $ 19,064
         Expenses ................................................            19,386
                                                                            --------
         Operating loss before income
             taxes and minority interests ........................          $   (322)
                                                                            ========

         On March 27, 2002, LTS borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of June 30, 2002 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds.

10.      COMPREHENSIVE INCOME

         Comprehensive income of the Company includes net income and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive income (loss) applicable to Common Shares for the three months ended March 31, 2002 and 2001 is as follows:

                                                                        THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                          MARCH 31, 2002             MARCH 31, 2001
                                                                        ------------------         ------------------
         Net loss ................................................          $  (1,345)                 $  (1,688)

         Change in unrealized gain on investment securities ......              1,975                        125
                                                                            ---------                  ---------

         Total comprehensive income (loss) .......................          $     630                  $  (1,563)
                                                                            =========                  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

         For the three months ended March 31, 2002, the results of continuing operations of New Valley's primary operating units include the accounts of BrookeMil Ltd. ("BrookeMil"), a wholly-owned subsidiary, and other subsidiaries. For the three months ended March 31, 2001, the results of continuing operations of New Valley's primary operating units include the accounts of BrookeMil Ltd. and Western Realty Investments LLC, a 99%-owned subsidiary and other subsidiaries.

RECENT DEVELOPMENTS

         Distribution of Ladenburg Thalmann Financial Services Shares. On December 20, 2001, New Valley distributed its 22,543,158 shares of Ladenburg Thalmann Financial Services Inc. common stock, a 53.6% interest, to holders of New Valley common shares through a special dividend. New Valley stockholders received 0.988 of a Ladenburg Thalmann Financial Services share for each share of New Valley. As a result, results from broker-dealer operations for the three months ended March 31, 2001 have been reclassified as "Income from Discontinued Operations".

         Sale of Western Realty Investments. On December 21, 2001, Western Realty Development LLC sold to Andante Limited, an unrelated third party and a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments, the entity through which Western Realty Development owned the Ducat Place II office building and the adjoining Ducat Place III site in Moscow, Russia. The purchase price for the sale was approximately $42,000 including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $21,000, and Apollo received approximately $9,000. These amounts are subject to adjustment based on final closing expenses.

         Sale of BrookeMil. In April 2002, New Valley sold the shares of BrookeMil to an unrelated third party for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were the Company's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC participating loan to BrookeMil, New Valley received approximately $7,500 of the net proceeds from the sale and Apollo Real Estate Investment Fund III, L.P. received approximately $12,500 of the proceeds. These amounts are subject to adjustment based on final closing expenses. New Valley anticipates recording a gain of approximately $7,600 in the second quarter of 2002 in connection with the sale.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of New Valley's consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission included a summary of the significant accounting policies and methods used in the preparation of New Valley's consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by New Valley.

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

         Long-Term Investments. At March 31, 2002, New Valley had long-term investments of $10,044, representing investments in various limited partnerships. The principal business of the limited partnerships is investing in real estate and investment securities. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its statement of operations.

         Income Taxes. The year 2000 was the only year out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $123,500 as of March 31, 2002, which expire at various dates from 2002 through 2008. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that New Valley will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to New Valley's history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional operating companies, New Valley has not recognized any of this net deferred tax asset. New Valley currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

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

RESULTS OF OPERATIONS

         Consolidated total revenues were $2,284 for the three months ended March 31, 2002 versus $4,308 for the same period last year. The decrease in revenues of $2,024 is attributable primarily due to the sale of Western Realty Investments offset by increased net gains on the sale of investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         For the first quarter of 2002, the results of operations of New Valley's primary operating units, which include New Valley's U.S. shopping centers and BrookeMil (real estate), are summarized below. For the first quarter of 2001, the results of operations of New Valley's primary operating units, which include New Valley's U.S. shopping centers, Western Realty Investments and BrookeMil (real estate), are summarized below.

                                                                                        Three Months Ended March 31,
                                                                                       -----------------------------
                                                                                          2002                2001
                                                                                       ---------           ---------
Real estate:
     Revenues ...............................................................          $     424           $   2,641
     Expenses ...............................................................                740               3,457
     Other income ...........................................................                 --                 897
                                                                                       ---------           ---------
     Operating (loss) income before taxes
         and minority interests .............................................          $    (316)          $      81
                                                                                       =========           =========

Corporate and other:
     Revenues ...............................................................          $   1,860           $   1,667
     Expenses ...............................................................              2,968               3,240
     Other loss .............................................................                 (4)                (13)
                                                                                       ---------           ---------
     Operating loss before taxes
         and minority interests .............................................          $  (1,112)          $  (1,586)
                                                                                       =========           =========

         Revenues from the real estate operations for the first quarter of 2002 decreased $2,217 primarily due to the absence of rental revenue of $1,944 from Western Realty Investments, which was sold in December 2001, and one of New Valley's two U.S. shopping centers, which was sold in January 2001. Other income from real estate operations for the first quarter of 2001 resulted from the gain of $897 from the sale of the shopping center in January 2001. Expenses of the real estate operations decreased $2,717 in the 2001 period due primarily to lower expenses as a result of the sale of Western Realty Investments and the shopping center. BrookeMil incurred expenses of $102 and $312 for the three month periods ended March 31, 2002 and 2001, respectively, in connection with the development of the Kremlin sites.

         For the first quarter of 2001, New Valley's revenues of $1,860 related to corporate and other activities primarily consisted of net gains on investments of $1,275 and interest and dividends income of $585. For the same period in the prior year, revenues related to corporate and other activities were $1,667, which primarily consisted of net gains on investments of $465 and interest and dividends income of $1,202. The decrease in interest income is due primarily to lower interest rates in 2002 versus 2001.

         Corporate and other expenses of $2,968 for the first quarter of 2002 consisted primarily of employee compensation and benefits of $1,620. Corporate and other expenses of $3,240 for the first quarter of 2001 consisted primarily of employee compensation and benefits of $1,712.

         There was no income tax for the first quarter of 2002 or 2001. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

DISCONTINUED OPERATIONS

         On December 20, 2001, New Valley distributed its 53.6% interest in Ladenburg Thalmann Financial Services common stock to holders of New Valley common shares through a special dividend. New Valley stockholders received 0.988 of a Ladenburg Thalmann Financial Services share for each share of New Valley.

         The consolidated financial statements of New Valley have been reclassified to reflect as discontinued operations New Valley's broker-dealer operations. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of applicable income taxes and minority interests, as "Loss from discontinued operations," and the net cash flows of these entities have been reports as "Net cash used in discontinued operations."

         Summarized operating results of the discontinued broker-dealer operations for the three months ended March 31, 2001 are as follows:

         Revenues.............................           $  19,064
         Expenses.............................              19,386
                                                         ---------
         Operating loss before income
             taxes and minority interests.....           $    (322)
                                                         =========

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter 2002, New Valley's cash and cash equivalents increased from $92,069 to $106,745 due primarily to the receipt of $17,551 in the first quarter related to a lawsuit, which was settled in the fourth quarter of 2001.

         Cash provided from operating activities for the three months ended March 31, 2002 was $13,589 compared with cash used for operating activities for the three months ended March 31, 2001 of $846. The difference is primarily due to the receipt of $17,551 in the first quarter from the lawsuit offset by a decrease in payables in 2002, primarily associated with the payment of closing expenses in 2002 related to the December 2001 sale of Western Realty Investments.

         The lawsuit settlement resulted from litigation, which arose out of the insurers' participation in a program of insurance covering the amount of fuel in the Westar IV and V communication satellites owned by New Valley's former Western Union satellite business, which was sold in 1989. The two satellites, each of which were launched in 1982 with an expected ten year life, had shortened lives due to insufficient fuel. In the settlement, New Valley received payment from the insurers for the shortened lives of the two satellites.

         Cash provided from investing activities for the three months ended March 31, 2002 was $845 compared to $7,003 for the three months ended March 31, 2001. The difference is primarily attributable to the sale of one of New Valley's two U.S. shopping centers in 2001 for $9,172 offset by net sales of marketable securities and long-term investments of $3,040 in 2002 versus $1,105 in 2001 and payment of restructuring accruals of $2,590 in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Cash flows provided from financing activities were $242 for the three months ended March 31, 2002 as compared to cash flows used for financing activities of $7,760 for the three months ended March 31, 2001. The difference was primarily due to the repayment of notes payable of $9,996 in the 2001 period and a decrease in margin loans payable of $827 in 2001. The difference was offset by the issuance of $2,478 of the participating loan in the 2001 period.

         New Valley is in negotiations to dispose of its remaining U.S. shopping center. The Company does not anticipate it will recognize any material gain or loss on the disposal.

         On March 27, 2002, Ladenburg Thalmann Financial Services borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of June 30, 2002 or the completion of one or more equity financings where Ladenburg Thalmann Financial Services receives at least $5,000 in total proceeds.

         In April 2002, New Valley sold the shares of BrookeMil to an unrelated third party for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were the Company's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC participating loan to BrookeMil, New Valley received approximately $7,500 of the net proceeds from the sale and Apollo Real Estate Investment Fund III, L.P. received approximately $12,500 of the proceeds. These amounts are subject to adjustment based on final closing expenses. New Valley anticipates recording a gain of approximately $7,600 in the second quarter of 2002 in connection with the sale.

         On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of May 14, 2002, New Valley had repurchased 422,000 shares for approximately $1,457.

         New Valley expects that its available working capital will be sufficient to fund its currently anticipated cash requirements for 2002, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

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

         Equity Price Risk

         New Valley held investment securities available for sale totaling $21,112 at March 31, 2002. Adverse market conditions could have a significant effect on the value of New Valley's investments.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         New Valley and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent New Valley's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, New Valley has identified under "Risk Factors" in
Item 1 of New Valley's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of New Valley.

         Each of New Valley's operating businesses are subject to intense competition, changes in consumer preferences, and local economic conditions. New Valley Realty is additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Uncertainties affecting New Valley generally include, without limitation, the effect of market conditions on the salability of New Valley's investment securities, the uncertainty of other potential acquisitions and investments by New Valley, the effects of governmental regulation on New Valley's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which New Valley may become involved.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 7 to the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

              Date                        Items                      Financial Statements
              ----                        -----                      --------------------
         January 4, 2002                 2, 5, 7                             None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEW VALLEY CORPORATION
                                          (Registrant)



Date:    May 14, 2002                     By: /s/ J. Bryant Kirkland III
                                             ----------------------------------
                                             J. Bryant Kirkland III
                                             Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Chief Accounting Officer)