Form 10-Q
period 2002-06-30
NEW VALLEY CORP
filed 2002-08-14
CIK 106374

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

     AS OF AUGUST 13, 2002, THERE WERE OUTSTANDING 22,881,467 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.


================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

  Item 1.  Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of June 30,
               2002 and December 31, 2001..................................  2

           Condensed Consolidated Statements of Operations for the
               three months and six months ended June 30, 2002 and
               2001........................................................  3

           Condensed Consolidated Statement of Changes in
               Stockholders' Equity for the six months ended
               June 30, 2002...............................................  4

           Condensed Consolidated Statements of Cash Flows
               for the six months ended June 30, 2002 and 2001.............  5

           Notes to the Condensed Consolidated Financial
               Statements  ................................................  6

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 13

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...... 19

PART  II. OTHER INFORMATION

  Item 1.  Legal Proceedings............................................... 20

  Item 6.  Exhibits and Reports on Form 8-K................................ 20

SIGNATURE.................................................................. 21

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                                June 30,          December 31,
                                                                                  2002                2001
                                                                                ---------         ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents .......................................          $ 111,260           $  92,069
     Investment securities available for sale ........................             18,742              20,902
     Restricted assets ...............................................                518              17,380
     Note receivable .................................................              2,500               1,000
     Other current assets ............................................                356               1,714
                                                                                ---------           ---------
         Total current assets ........................................            133,376             133,065
                                                                                ---------           ---------

Investment in real estate, net .......................................                 --              10,581
Convertible note receivable ..........................................              8,010               8,010
Long-term investments, net ...........................................             10,794              10,044
Other assets .........................................................                145                 998
                                                                                ---------           ---------
         Total assets ................................................          $ 152,325           $ 162,698
                                                                                =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of notes payable and long-term obligations ......          $      --           $      84
     Accounts payable and accrued liabilities ........................              3,236               7,574
     Prepetition claims and restructuring accruals ...................              2,671               2,700
     Income taxes ....................................................             10,045               9,079
                                                                                ---------           ---------
         Total current liabilities ...................................             15,952              19,437
                                                                                ---------           ---------

Notes payable ........................................................                 --              11,142
Other long-term liabilities ..........................................              3,370               3,639

Commitments and contingencies ........................................                 --                  --

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares
       authorized; 22,881,467 and 22,813,063 shares outstanding ......                229                 228
     Additional paid-in capital ......................................            865,622             864,197
     Accumulated deficit .............................................           (732,978)           (737,894)
     Unearned compensation on stock options ..........................                (21)                (26)
     Accumulated other comprehensive income ..........................                151               1,975
                                                                                ---------           ---------
         Total stockholders' equity ..................................            133,003             128,480
                                                                                ---------           ---------

         Total liabilities and stockholders' equity ..................          $ 152,325           $ 162,698
                                                                                =========           =========




                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                      Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                                  -----------------------------     -----------------------------
                                                                     2002             2001             2002             2001
                                                                  ------------     ------------     ------------     ------------
Revenues:
     Real estate leasing .....................................    $        237     $      2,425     $        661     $      5,066
     Gain on sale of investments, net ........................             957              288            2,232              753
     Interest and dividend income ............................             538            1,060            1,123            2,262
                                                                  ------------     ------------     ------------     ------------
         Total ...............................................           1,732            3,773            4,016            8,081
                                                                  ------------     ------------     ------------     ------------

Cost and expenses:
     General and administrative ..............................           2,966            3,777            5,941            6,953
     Rental real estate activities, excluding interest .......           1,003            2,391            1,499            5,203
     Interest expense ........................................             101              526              338            1,235
                                                                  ------------     ------------     ------------     ------------
         Total ...............................................           4,070            6,694            7,778           13,391
                                                                  ------------     ------------     ------------     ------------

Other results from continuing operations:
     Gain on sale of real estate .............................           8,909               --            8,909              897
     Gain on sale of assets ..................................              --              250               --              250
     Provision for loss on net investment in subsidiary ......            (388)              --             (388)              --
     Other loss ..............................................              (6)            (114)             (10)            (127)
                                                                  ------------     ------------     ------------     ------------
         Total ...............................................           8,515              136            8,511            1,020
                                                                  ------------     ------------     ------------     ------------

Income (loss) from continuing operations before income taxes
     and minority interests ..................................           6,177           (2,785)           4,749           (4,290)

Income tax provision .........................................              --              208               --              208

Minority interests in loss from continuing operations
     of consolidated subsidiaries ............................             (84)              (5)            (167)             (90)
                                                                  ------------     ------------     ------------     ------------

Income (loss) from continuing operations .....................           6,261           (2,988)           4,916           (4,408)

Discontinued operations:
     Loss from discontinued operations, net of minority
         interests of $1,044 and $1,098 and income tax benefit
         of $809 and $809 ....................................              --           (1,576)              --           (1,844)
     Gain on disposal of discontinued operations .............              --            2,279               --            2,279
                                                                  ------------     ------------     ------------     ------------
         Income from discontinued operations .................              --              703               --              435
                                                                  ------------     ------------     ------------     ------------

Net income (loss) ............................................    $      6,261     $     (2,285)    $      4,916     $     (3,973)
                                                                  ============     ============     ============     ============

Income (loss) per Common Share (basic):
     Continuing operations ...................................    $       0.27     $      (0.13)    $       0.22     $      (0.19)
     Discontinued operations .................................              --             0.03               --             0.02
                                                                  ------------     ------------     ------------     ------------
     Net loss per Common Share ...............................    $       0.27     $      (0.10)    $       0.22     $      (0.17)
                                                                  ============     ============     ============     ============

Number of shares used in computation .........................      22,851,613       22,813,612       22,851,613       22,839,607
                                                                  ============     ============     ============     ============

Income (loss) per Common Share (diluted):
     Continuing operations ...................................    $       0.27     $      (0.13)    $       0.21     $      (0.19)
     Discontinued operations .................................              --             0.03               --             0.02
                                                                  ------------     ------------     ------------     ------------
     Net loss per Common Share ...............................    $       0.27     $      (0.10)    $       0.21     $      (0.17)
                                                                  ============     ============     ============     ============

Number of shares used in computation .........................      22,893,107       22,813,612       22,870,153       22,839,607
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




                                                                                      Unearned        Accumulated
                                                    Additional                       Compensation         Other
                                    Common           Paid-In        Accumulated       on Stock       Comprehensive
                                    Shares           Capital          Deficit          Options           Income          Total
                                   ---------        ----------      -----------      ------------    -------------     ---------
Balance, December 31, 2001 ....    $     228        $ 864,197        $(737,894)       $     (26)       $   1,975       $ 128,480

   Net income .................                                          4,916                                             4,916

   Unrealized loss on
     investment securities.....                                                                           (1,824)         (1,824)

   Exercise of stock options...            1              264                                                                265

   Reclassification of
     Dividends payable ........                           711                                                                711

   Compensation expense
     on stock option grants....                           450                                 5                              455
                                   ---------        ---------        ---------        ---------        ---------       ---------

Balance, June 30, 2002 ........    $     229        $ 865,622        $(732,978)       $     (21)       $     151       $ 133,003
                                   =========        =========        =========        =========        =========       =========







                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                 -----------------------------
                                                                                   2002                2001
                                                                                 ---------           ---------
Cash flows from operating activities:
   Net income (loss) ..................................................          $   4,916           $  (3,973)
   Income from discontinued operations ................................                 --                (435)
                                                                                 ---------           ---------
     Subtotal .........................................................              4,916              (4,408)
                                                                                 ---------           ---------
   Adjustments to reconcile net income (loss) to net cash provided from
    (used in) operating activities:
     Depreciation and amortization ....................................                191               1,328
     Stock-based compensation expense .................................                450                 648
     Gain on sale of investments ......................................             (2,232)               (753)
     Gain on sale of assets ...........................................             (8,909)             (1,147)
     Minority interests in loss from continuing operations of
        consolidated subsidiaries .....................................               (167)                (90)
     Changes in assets and liabilities, net of effects of dispositions and acquisitions:
           Decrease in receivables and other assets ...................             19,067               3,454
           Decrease in accounts payable and accrued liabilities .......             (2,016)             (4,022)
                                                                                 ---------           ---------
Net cash provided from (used in) continuing operations ................             11,300              (4,990)
                                                                                 ---------           ---------
Cash flows from investing activities:
     Sale or maturity of investment securities ........................              5,575               9,744
     Purchase of investment securities ................................             (3,007)             (3,721)
     Purchase of long-term investments ................................               (750)             (5,717)
     Sale of real estate, net .........................................             20,461               9,172
     Purchase of real estate ..........................................               (688)             (1,378)
     Sale of other assets .............................................                 --                 250
     Cash received in LTS acquisition .................................                 --               8,010
     Purchase of LTS common stock .....................................                 --              (3,945)
     Payment of prepetition claims and restructuring accruals .........                (29)             (2,624)
     Repayment of note receivable .....................................              1,000                  --
     Issuance of note receivable ......................................             (2,500)                 --
                                                                                 ---------           ---------
Net cash provided from investing activities ...........................             20,062               9,791
                                                                                 ---------           ---------
Cash flows from financing activities:
     Decrease in margin loans payable .................................                 --              (2,315)
     Proceeds from participating loan .................................                 --               2,478
     Repayment of participating loan ..................................            (12,400)                 --
     Prepayment of notes payable ......................................                (36)            (11,862)
     Issuance of notes payable ........................................                 --                 824
     Exercise of stock options ........................................                265                  --
     Repurchase of Common Shares ......................................                 --                (274)
                                                                                 ---------           ---------
Net cash used in financing activities .................................            (12,171)            (11,149)
                                                                                 ---------           ---------
Net cash provided from discontinued operations ........................                 --                 403
                                                                                 ---------           ---------
Net increase (decrease) in cash and cash equivalents ..................             19,191              (5,945)
Cash and cash equivalents, beginning of period ........................             92,069              82,067
                                                                                 ---------           ---------
Cash and cash equivalents, end of period ..............................          $ 111,260           $  76,122
                                                                                 =========           =========
Supplement disclosure of non-cash activity:
Detail of LTS acquisition:
   Assets acquired, including cash ....................................          $      --           $  62,024
   Liabilities assumed, including minority interest ...................                 --             (60,014)
   Increase in paid-in capital ........................................                 --             (15,171)
                                                                                 ---------           ---------
   Cash received ......................................................                 --              13,161
   Less cash received associated with discontinued operations .........                 --               5,151
                                                                                 ---------           ---------
   Net cash received in acquisition ...................................          $      --           $   8,010
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


1.   PRINCIPLES OF REPORTING

     The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The consolidated financial statements as of June 30, 2002 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

     Following the recent distribution of the LTS shares and asset dispositions in Russia, the business strategy of New Valley is to continue to operate its real estate business and to acquire operating businesses through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means, with the purpose of being primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. In the interim, New Valley's cash and investment securities (aggregating $130,002 at June 30, 2002) are available for general corporate purposes, including for acquisition purposes. Pending any use of these funds in the real estate business or for acquisitions, New Valley's liquid assets have been invested consistent with the preservation of their value.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and
     (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not impact on the Company's Condensed Consolidated Financial Statements for the three and six months ended June 30, 2002.

2.   INVESTMENT IN REAL ESTATE AND NOTES PAYABLE

     SHOPPING CENTER

     New Valley disposed of its remaining U.S. shopping center in May 2002 and recorded a gain of $425, which represented the shopping center's negative book value, in connection with the disposal. No proceeds were received in the disposal.

     RUSSIAN REAL ESTATE

     On April 30, 2002, New Valley sold the shares of BrookeMil Ltd. ("BrookeMil") for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were the Company's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC participating loan to BrookeMil, New Valley received approximately $7,400 of the net proceeds from the sale and Apollo Real Estate Investment Fund III, L.P. received approximately $12,400 of the proceeds. These amounts are subject to adjustment based on final closing expenses. New Valley recorded a gain on the sale of real estate of $8,484 in the second quarter of 2002 in connection with the sale. New Valley also recorded $767 in additional general and administrative expenses related to the closing of its Russian operations. The expenses consisted principally of employee severance.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                  (Unaudited)


3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized gains on sales of investment securities available for sale of $957 and $2,232 for the three and six months ended June 30, 2002, respectively, and $595 and $130 for the three and six months ended June 30, 2001, respectively.

     The components of investment securities available for sale, which were all equity securities, at June 30, 2002 are as follows:



                                                                       Gross          Gross
                                                                     Unrealized    Unrealized        Fair
                                                         Cost           Gain          Loss           Value
                                                       --------      ----------    ----------        -----
          Investment securities.....................   $ 18,591        $ 2,291      $ 2,140        $ 18,742
                                                       ========        =======      =======        ========


4.   RESTRICTED ASSETS

     Restricted assets at December 31, 2001 consisted primarily of $16,856 held in escrow by the United States District Court of New Jersey in connection with a settlement of a lawsuit which cash was released to the Company in March 2002.


5.   LONG-TERM INVESTMENTS

     At June 30, 2002, long-term investments consisted primarily of investments in limited partnerships of $10,794. The Company is an investor in real estate partnerships where it is required to make additional investments of up to an aggregate of $7,550 at June 30, 2002. In the second quarter of 2001, the Company recognized a gain of $883 on the liquidation of an investment in a limited partnership. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $7,060 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.


6.   OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities at June 30, 2002 are as follows:

                                                     Long-term          Current
                                                      Portion           Portion
                                                     ---------          -------

          Retiree and disability obligations          $ 3,149           $   500
          Minority interests ...............              (28)               --
          Note payable for Western Realty
              Development Class A interests               229                --
          Other long-term liabilities ......               20                --
                                                      -------           -------
          Total other long-term liabilities           $ 3,370           $   500
                                                      =======           =======

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

     As of June 30, 2002, New Valley had $2,671 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages and for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court. On August 8, 2002, the Company paid $2,000 to settle the claim for unclaimed monies and the restructuring accrual will be reduced by a corresponding amount in the third quarter of 2002. In connection with the settlement, in the second quarter of 2002, the Company reclassified $711 of accrued dividends to stockholders' equity.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                  (Unaudited)


 8.  BUSINESS SEGMENT INFORMATION

     The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three and six months ended June 30, 2002 and 2001. The corporate and other segment includes identifiable assets of $94,406 at June 30, 2001, previously classified in the broker-dealer segment, which was discontinued and disposed of, effective December 20, 2001.


                                                                          Corporate
                                                Real Estate               and Other                 Total
                                                -----------               ---------                 -----
        THREE MONTHS ENDED JUNE 30, 2002
        Revenues.........................         $   237                  $ 1,495                 $ 1,732
        Other income.....................           8,909                     (394)                  8,515
        Operating income (loss)..........           8,143                   (1,966)                  6,177
        Depreciation and
           amortization..................              68                       --                      68

        THREE MONTHS ENDED JUNE 30, 2001
        Revenues.........................        $  2,425                  $ 1,348                 $ 3,773
        Other income.....................              --                      136                     136
        Operating loss...................            (481)                  (2,304)                 (2,785)
        Depreciation and
           amortization..................             648                       --                     648

        SIX MONTHS ENDED JUNE 30, 2002
        Revenues.........................         $   661                  $ 3,355                 $ 4,016
        Other income.....................           8,909                     (398)                  8,511
        Operating income (loss)..........           8,071                   (3,322)                  4,749
        Identifiable assets..............           1,458                  150,867                 152,325
        Depreciation and
           amortization..................             191                       --                     191
        Capital expenditures.............             688                       --                     688

        SIX MONTHS ENDED JUNE 30, 2001
        Revenues.........................        $  5,066                  $ 3,015                 $ 8,081
        Other income.....................             897                      123                   1,020
        Operating loss...................            (400)                  (3,890)                 (4,290)
        Identifiable assets..............         129,261                  201,675                 330,936
        Depreciation and
           amortization..................           1,328                       --                   1,328
        Capital expenditures.............           1,378                       --                   1,378


                    NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except Per Share Amounts) - (Continued)
                                  (Unaudited)


9.   DISCONTINUED OPERATIONS

     LADENBURG THALMANN FINANCIAL SERVICES INC.

     On December 20, 2001, New Valley distributed its 53.6% interest in LTS common stock to holders of New Valley common shares through a special dividend. New Valley stockholders received 0.988 of a LTS share for each share of New Valley.

     The consolidated financial statements of New Valley for 2001 have been reclassified to reflect as discontinued operations New Valley's broker-dealer operations. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of applicable income taxes and minority interests, as "Loss from discontinued operations", and the net cash flows of these entities have been reported as "Net cash provided from discontinued operations".

     Summarized operating results of the discontinued broker-dealer operations for the three and six months ended June 30, 2001 are as follows:

                                                     Three Months           Six Months
                                                    Ended June 30,        Ended June 30,
                                                         2001                  2001
                                                    --------------        --------------
     Revenues.............................           $  21,258             $  40,322
     Expenses.............................              24,687                44,073
                                                        ------                ------
     Operating loss before income
         taxes and minority interests.....           $  (3,429)            $  (3,751)
                                                        ======                ======


     On March 27, 2002, LTS borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of September 30, 2002 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds. On July 16, 2002, LTS borrowed an additional $2,500 from New Valley on the same terms. LTS has filed a registration statement for a proposed rights offering to the holders of its outstanding common stock, convertible notes, warrants and options. The Company has advised LTS that it will purchase up to $5,000 of LTS common stock in the rights offering if such shares are otherwise unsubscribed for. In August 2002, Ladenburg announced that it has postponed the rights offering due to market conditions.


     GAIN FROM DISCONTINUED OPERATIONS

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


10.   COMPREHENSIVE INCOME

      Comprehensive income of the Company includes net income and net changes in the value of investment securities available for sale that have not been included in net income. Comprehensive loss applicable to common shares for the three and six months ended June 30, 2002 and 2001 is as follows:


                                               Three Months Ended June 30,          Six Months Ended June 30,
                                               ---------------------------          ------------------------
                                                  2002             2001              2002             2001
                                                --------          -------           -------          -------
      Net income (loss)...............          $  6,261         $ (2,285)          $ 4,916         $ (3,973)
      Net change in unrealized gain
         on investment securities.....            (3,799)           1,604            (1,824)           1,729
                                                --------         --------           -------         --------

         Comprehensive income (loss)..          $  2,462         $   (681)          $ 3,092         $ (2,244)
                                                ========         ========           =======         ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Dollars in Thousands, Except Per Share Amounts)

INTRODUCTION

         For the three and six months ended June 30, 2002, the results of continuing operations of New Valley's primary operating units include the accounts of BrookeMil Ltd., a wholly-owned subsidiary, and other subsidiaries. For the three and six months ended June 30, 2001, the results of continuing operations of New Valley's primary operating units include the accounts of BrookeMil and Western Realty Investments LLC, a 99%-owned subsidiary and other subsidiaries.

RECENT DEVELOPMENTS

         DISTRIBUTION OF LADENBURG THALMANN FINANCIAL SERVICES SHARES. On December 20, 2001, New Valley distributed its 22,543,158 shares of Ladenburg Thalmann Financial Services Inc. common stock, a 53.6% interest, to holders of New Valley common shares through a special dividend. New Valley stockholders received 0.988 of a Ladenburg Thalmann Financial Services share for each share of New Valley. As a result, results from broker-dealer operations for the three and six months ended June 30, 2001 have been reclassified as "Loss from Discontinued Operations".

         SALE OF WESTERN REALTY INVESTMENTS. On December 21, 2001, Western Realty Development LLC sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments, the entity through which Western Realty Development owned the Ducat Place II office building and the adjoining Ducat Place III site in Moscow, Russia. The purchase price for the sale was approximately $42,000 including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $21,000, and Apollo received approximately $9,000. These amounts are subject to adjustment based on final closing expenses.

         SALE OF BROOKEMIL. On April 30, 2002, New Valley sold the shares of BrookeMil for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were the Company's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC participating loan to BrookeMil, New Valley received approximately $7,400 of the net proceeds from the sale and Apollo Real Estate Investment Fund III, L.P. received approximately $12,400 of the proceeds. These amounts are subject to adjustment based on final closing expenses. New Valley recorded a gain on sale of real estate of $8,484 for the three and six months ended June 30, 2002 in connection with the sale. New Valley also recorded $767 in additional general and administrative expenses in the second quarter of 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance.

         SHOPPING CENTER. New Valley disposed of its remaining U.S. shopping center in May 2002 and recorded a gain of $425, which represented the shopping center's negative book value, in connection with the disposal. No proceeds were received in the disposal.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of New Valley's consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission included a summary of the significant accounting policies and methods used in the preparation of its consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by New Valley.

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

         LONG-TERM INVESTMENTS. At June 30, 2002, New Valley had long-term investments of $10,794, representing investments in various limited partnerships. The principal business of the limited partnerships is investing in real estate and investment securities. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its statement of operations.

         INCOME TAXES. The year 2000 was the only year out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $150,000 as of June 30, 2002, which expire at various dates from 2002 through 2008. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that New Valley will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to New Valley's history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional operating companies, New Valley has not recognized any of this net deferred tax asset. New Valley currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

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

RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2002, the results of operations of New Valley's primary operating units, which include New Valley's U.S. shopping centers and BrookeMil (real estate), are summarized below. For the three and six months ended June 30, 2001, the results of operations of New Valley's primary operating units, which include New Valley's U.S. shopping centers, Western Realty Investments and BrookeMil (real estate), are summarized below.


                                            Three Months Ended June 30,          Six Months Ended June 30,
                                            ---------------------------          -------------------------
                                              2002               2001             2002              2001
                                             -------           -------           -------           -------
Real estate:
    Revenues ......................          $   237           $ 2,425           $   661           $ 5,066
    Expenses ......................            1,003             2,906             1,499             6,363
    Other income ..................            8,909                --             8,909               897
                                             -------           -------           -------           -------
    Operating income (loss) before
       taxes and minority interests          $ 8,143           $  (481)          $ 8,071           $  (400)
                                             =======           =======           =======           =======

Corporate and other:
    Revenues ......................          $ 1,495           $ 1,348           $ 3,355           $ 3,015
    Expenses ......................            3,067             3,788             6,279             7,028
    Other (loss) income ...........             (394)              136              (398)              123
                                             -------           -------           -------           -------
    Operating loss before taxes
       and minority interests .....          $(1,966)          $(2,304)          $(3,322)          $(3,890)
                                             =======           =======           =======           =======

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

         Consolidated total revenues were $1,732 for the three months ended June 30, 2002 versus $3,773 for the same period last year. The decrease in revenues of $2,041 is attributable primarily due to the sale of Western Realty Investments offset by increased net gains on the sale of investments.

         Revenues from the real estate operations for the three months ended June 30, 2002 decreased $2,188 primarily due to the absence of rental revenue of $2,100 from Western Realty Investments, which was sold in December 2001, and New Valley's two U.S. shopping centers, one of which was sold in January 2001 and the other of which was disposed of in May 2002. Expenses of the real estate operations decreased $1,903 in the 2002 period due primarily to lower expenses as a result of the sale of Western Realty Investments and the shopping centers. New Valley recorded gains on sale of real estate in the second quarter of 2002 of $8,484 in connection with the April 2002 sale of BrookeMil and $425 from the disposal of the remaining U.S. shopping center. New Valley also recorded $767 in additional general and administrative expenses in the second quarter of 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance. BrookeMil incurred expenses of $94 for the three month period ended June 30, 2001 related to the development of the Kremlin sites.

         For the three months ended June 30, 2002, New Valley's revenues of $1,495 related to corporate and other activities consisted of net gains on investments of $957 and interest and dividend income of $538. For the same period in the prior year, revenues related to corporate and other activities were $1,348, which consisted of net gains on investments of $288 and interest and dividend income of $1,060. The decrease in interest income is due primarily to lower interest rates in 2002 versus 2001.

         Corporate and other expenses of $3,067 for the three months ended June 30, 2002 consisted primarily of employee compensation and benefits of $1,616. Corporate and other expenses of $3,788 for the second quarter of 2001 consisted primarily of employee compensation and benefits of $1,835.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
        (Dollars in Thousands, Except Per Share Amounts)

    New Valley recorded a $388 charge for the three months ended June 30, 2002 related to a provision for loss on its net investment in its 72.7% subsidiary, ThinkCorp Holdings Corporation, formerly known as Thinking Machines Corporation. In June 1999, ThinkCorp Holdings sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price included a contingent payable of $20,300 based on sales by Oracle of the Darwin product above specified sales targets during a three-year period. Based on Oracle having informed ThinkCorp Holdings that the specified sales targets for the 2000 and 2001 periods were not achieved and the overall market conditions in the U.S. computer industry, New Valley determined it was more likely than not that it would not recover its investment in ThinkCorp Holding.

    For the three months ended June 30, 2001, ThinkCorp Holding recognized a gain of $250 related to Oracle's final payment of the $400 of the purchase price escrowed in connection with the sale.

    There was no income tax for the three months ended June 30, 2002. The income tax provision related to the three months ended June 30, 2001 related to Russian income tax expense at Western Realty Investments. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

    Consolidated total revenues were $4,016 for the six months ended June 30, 2002 versus $8,081 for the same period last year. The decrease in revenues of $4,065 is attributable primarily due to the sale of Western Realty Investments offset by increased net gains on the sale of investments.

    Revenues from the real estate operations for the six months ended June 30, 2002 decreased $4,405 primarily due to the absence of rental revenue of $4,044 from Western Realty Investments, which was sold in December 2001, and New Valley's two U.S. shopping centers, one of which was sold in January 2001 and the other which was disposed of in May 2002. Expenses of the real estate operations decreased $4,864 in the 2002 period due primarily to lower expenses as a result of the sale of Western Realty Investments and the shopping centers. New Valley recorded gains on sale of real estate for the six months ended June 30, 2002 of $8,484 in connection with the April 2002 sale of BrookeMil and $425 from the disposal of the remaining U.S. shopping center. New Valley also recorded $767 in additional general and administrative expenses for the six months ended June 30, 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance. BrookeMil incurred expenses of $406 for the six month period ended June 30, 2001, respectively, in connection with the development of the Kremlin sites.

    For the six months ended June 30, 2002, New Valley's revenues of $3,355 related to corporate and other activities consisted of net gains on investments of $2,232 and interest and dividend income of $1,123. For the same period in the prior year, revenues related to corporate and other activities were $3,015, which consisted of net gains on investments of $753 and interest and dividend income of $2,262. The decrease in interest income is due primarily to lower interest rates in 2002 versus 2001.

    Corporate and other expenses of $6,279 for the six months ended June 30, 2002 consisted primarily of employee compensation and benefits of $3,237. Corporate and other expenses of $7,028 for the six months ended June 30, 2001 consisted primarily of employee compensation and benefits of $3,547.

    New Valley recorded a $388 charge for the six months ended June 30, 2002 related to a provision for loss on its net investment in ThinkCorp Holdings. For the six months ended June 30, 2001, ThinkCorp Holdings recognized a gain of $250 related to Oracle's final payment of the $400 of the purchase price escrowed in connection with the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
        (Dollars in Thousands, Except Per Share Amounts)

       There was no income tax for the six months ended June 30, 2002. The income tax provision related to the six months ended June 30, 2001 related to Russian income tax expense at Western Realty Investments. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

DISCONTINUED OPERATIONS

         LADENBURG THALMANN FINANCIAL SERVICES. On December 20, 2001, New Valley distributed its 53.6% interest in Ladenburg Thalmann Financial Services common stock to holders of New Valley common shares through a special dividend. New Valley stockholders received 0.988 of a Ladenburg Thalmann Financial Services share for each share of New Valley.

         The consolidated financial statements of New Valley for 2001 have been reclassified to reflect as discontinued operations New Valley's broker-dealer operations. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of applicable income taxes and minority interests, as "Loss from discontinued operations," and the net cash flows of these entities have been reported as "Net cash provided from discontinued operations."

         Summarized operating results of the discontinued broker-dealer operations for the three and six months ended June 30, 2001 are as follows:

                                             Three Months        Six Months
                                            Ended June 30,     Ended June 30,
                                                 2001               2001
                                            --------------     --------------

     Revenues.............................   $  21,258          $  40,322
     Expenses.............................      24,687             44,073
                                                ------             ------
     Operating loss before income
         taxes and minority interests.....   $  (3,429)         $  (3,751)
                                                ======             ======

       GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS. New Valley recorded a gain on disposal of discontinued operations of $2,279 in the six months ended June 30, 2001 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various tax accruals previously established.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2002, New Valley's cash and cash equivalents increased from $92,069 to $111,260 due primarily to the receipt of $17,551 in the first quarter related to a lawsuit, which was settled in the fourth quarter of 2001.

         Cash provided from operating activities for the six months ended June 30, 2002 was $11,300 compared with cash used for operating activities for the six months ended June 30, 2001 of $4,990. The difference is primarily due to the receipt of $17,551 from the lawsuit.

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

         Cash provided from investing activities for the six months ended June 30, 2002 was $20,062 compared to $9,791 for the six months ended June 30, 2001. The difference is primarily attributable to the sale of BrookeMil for $20,461, net of closing expenses in 2002, net sales of marketable securities and long-term investments of $1,818 in 2002 versus $306 in 2001 and payment of restructuring accruals of $29 in 2002 versus $2,624 in 2001. The amounts were offset by the sale of one of New Valley's two U.S. shopping centers for $9,172 in 2001.

         As of June 30, 2002, New Valley had $2,671 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages and for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court. On August 8, 2002, the Company paid $2,000 to settle the claim for unclaimed monies and the restructuring accruals will be reduced by a corresponding amount in the third quarter of 2002. In connection with the settlement, in the second quarter of 2002, the Company reclassified $711 of accrued dividends to stockholders' equity.

         On March 27, 2002, LTS borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of September 30, 2002 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds. On July 16, 2002, LTS borrowed an additional $2,500 from New Valley on the same terms. LTS has filed a registration statement for a proposed rights offering to the holders of its outstanding common stock, convertible notes, warrants and options. The Company has advised LTS that it will purchase up to $5,000 of LTS common stock in the rights offering if such shares are otherwise unsubscribed for. In August 2002, Ladenburg announced it has postponed the rights offering due to market conditions.

         In April 2002, New Valley sold the shares of BrookeMil for approximately $22,000 before closing expenses. New Valley recorded a gain of approximately $8,484 in the second quarter of 2002 in connection with the sale.

         Cash flows used in financing activities were $12,171 for the six months ended June 30, 2002 and $11,149 for the six months ended June 30, 2001. The 2002 amount primarily consists of the repayment of the participating loan to Apollo in connection with the sale of BrookeMil. The 2001 amount primarily consists of the repayment of notes payable of $11,862 in connection with the sale of a U.S. shopping center in January 2001 and a decrease in margin loans payable of $2,315. The 2001 amount also included cash provided from financing activities of $2,478 in connection with borrowings under the participating loan.

         On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of August 13, 2002, New Valley had repurchased 422,000 shares for approximately $1,457.

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

         EQUITY PRICE RISK

         New Valley held investment securities available for sale totaling $18,742 at June 30, 2002. Adverse market conditions could have a significant effect on the value of New Valley's investments.

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

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         See Note 7 to the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             99.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) REPORTS ON FORM 8-K

                   None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NEW VALLEY CORPORATION
                                       (Registrant)



Date: August 14, 2002                  By: /s/ J. BRYANT KIRKLAND III
                                       -----------------------------------
                                       J. Bryant Kirkland III
                                       Vice President, Treasurer
                                       and Chief Financial Officer
                                       (Duly Authorized Officer and
                                          Chief Accounting Officer)