Form 10-Q
period 2002-09-30
NEW VALLEY CORP
filed 2002-11-14
CIK 106374

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


                                 (305) 579-8000
              (Registrant's telephone number, including area code)


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.         YES  X      NO
                                                     ------      -------

         AS OF NOVEMBER 14, 2002, THERE WERE OUTSTANDING 22,436,424 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.


================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
     Item 1.        Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets as of September 30,
                        2002 and December 31, 2001....................................           3

                    Condensed Consolidated Statements of Operations for the
                        three months and nine months ended September 30,                         4
                        2002 and 2001.................................................

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the nine months ended
                        September 30, 2002............................................           5

                    Condensed Consolidated Statements of Cash Flows for
                        the nine months ended September 30, 2002 and 2001.............           6

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................           7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................          14

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........          21

     Item 4.        Controls and Procedures...........................................          21

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................          22

     Item 2.        Changes in Securities and Use of Proceeds.........................          22

     Item 6.        Exhibits and Reports on Form 8-K..................................          22

SIGNATURE...........................................................................            23

CERTIFICATIONS......................................................................            23

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     September 30,    December 31,
                                                                     -------------    ------------
                                                                         2002             2001
                                                                     -------------    ------------

                                     ASSETS

Current assets:
     Cash and cash equivalents .......................................   $ 101,625    $  92,069
     Investment securities available for sale ........................      12,812       20,902
     Restricted assets ...............................................         518       17,380
     Note receivable, net ............................................        --          1,000
     Other current assets ............................................          50        1,714
                                                                         ---------    ---------
         Total current assets ........................................     115,005      133,065
                                                                         ---------    ---------

Investments in real estate business, net .............................       7,985       10,581
Convertible note receivable, net .....................................        --          8,010
Long-term investments, net ...........................................       3,150       10,044
Other assets .........................................................         139          998
                                                                         ---------    ---------

         Total assets ................................................   $ 126,279    $ 162,698
                                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of notes payable and long-term obligations ......   $    --      $      84
     Accounts payable and accrued liabilities ........................       2,761        7,574
     Prepetition claims and restructuring accruals ...................         675        2,700
     Income taxes ....................................................      10,219        9,079
                                                                         ---------    ---------
         Total current liabilities ...................................      13,655       19,437
                                                                         ---------    ---------

Notes payable ........................................................        --         11,142
Other long-term liabilities ..........................................       3,300        3,639

Commitments and contingencies ........................................        --           --

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares
       authorized; 22,881,467 and 22,813,063 shares outstanding ......         229          228
     Additional paid-in capital ......................................     865,588      864,197
     Accumulated deficit .............................................    (747,763)    (737,894)
     Unearned compensation on stock options ..........................        --            (26)
     Accumulated other comprehensive (loss) income ...................      (8,730)       1,975
                                                                         ---------    ---------
         Total stockholders' equity ..................................     109,324      128,480
                                                                         ---------    ---------

         Total liabilities and stockholders' equity ..................   $ 126,279    $ 162,698
                                                                         =========    =========

See accompanying notes to condensed consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                --------------------------------------------------------------
                                                                         Three Months Ended             Nine Months Ended
                                                                --------------------------------------------------------------
                                                                             September 30,                 September 30,
                                                                --------------------------------------------------------------
                                                                        2002            2001          2002             2001
                                                                --------------------------------------------------------------
Revenues:
     Real estate leasing ......................................   $         --    $      2,538    $        661    $      7,604
     (Loss) gain on sale of investments, net ..................            (25)           (287)          2,207             466
     Interest and dividend income .............................            593             644           1,716           2,906
                                                                  ------------    ------------    ------------    ------------

         Total ................................................            568           2,895           4,584          10,976
                                                                  ------------    ------------    ------------    ------------

Cost and expenses:
     General and administrative ...............................          2,635           2,810           8,576           9,763
     Rental real estate activities, excluding interest ........             --           2,072           1,499           7,275
     Interest expense .........................................             --             442             338           1,677
                                                                  ------------    ------------    ------------    ------------
         Total ................................................          2,635           5,324          10,413          18,715
                                                                  ------------    ------------    ------------    ------------
Other results from continuing operations:
     Equity income from real estate businesses ................            341            --               341            --
     Gain on sale of real estate ..............................            139            --             9,048             897
     Gain on sale of assets ...................................             --            --              --               250
     Provision for loss on net investment in subsidiary .......             --            --              (388)           --
     Provision for uncollectibility of notes receivable .......        (13,198)           --           (13,198)           --
     Other income (loss) ......................................             --              (6)            (10)           (133)
                                                                  ------------    ------------    ------------    ------------
         Total ................................................        (12,718)             (6)         (4,207)          1,014
                                                                  ------------    ------------    ------------    ------------
Loss from continuing operations before income taxes
     and minority interests ...................................        (14,785)         (2,435)        (10,036)         (6,725)
Income tax provision ..........................................             --             220            --               428
Minority interests in loss from continuing operations
     of consolidated subsidiaries .............................             --             (88)           (167)           (178)
                                                                  ------------    ------------    ------------    ------------
Loss from continuing operations ...............................        (14,785)         (2,567)         (9,869)         (6,975)
Discontinued operations:
     Loss from discontinued operations, net of minority
         interests of $2,636  and $3,734 and income tax benefit
         of $2,752 and $3,561 .................................             --          (3,050)           --            (4,894)
     Gain on disposal of discontinued operations ..............             --              --            --             2,279
                                                                  ------------    ------------    ------------    ------------
         Loss from discontinued operations ....................             --          (3,050)           --            (2,615)
                                                                  ------------    ------------    ------------    ------------
Net loss ......................................................   $    (14,785)   $     (5,617)   $     (9,869)   $     (9,590)
                                                                  ============    ============    ============    ============


Loss per Common Share (basic and diluted):
     Continuing operations ....................................   $      (0.65)   $      (0.12)   $      (0.43)   $      (0.31)

     Discontinued operations ..................................             --           (0.13)           --             (0.11)
                                                                  ------------    ------------    ------------    ------------
     Net loss per Common Share ................................   $      (0.65)   $      (0.25)   $      (0.43)   $      (0.42)
                                                                  ============    ============    ============    ============

Number of shares used in computation ..........................     22,881,467      22,813,063      22,861,677      22,830,662
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

                                                                         Unearned    Accumulated
                                                                       Compensation     Other
                                Common      Paid-In     Accumulated      on Stock   Comprehensive
                                Shares      Capital       Deficit         Options   Income (Loss) Total
                                ------      -------       -------         -------   ------------  -----

Balance, December 31, 2001 .   $     228    $ 864,197    $(737,894)   $     (26)   $   1,975    $ 128,480

   Net loss ................                                (9,869)                                (9,869)

   Unrealized loss on
     investment securities .                                                         (10,705)     (10,705)

   Exercise of stock options           1          264                                                 265

   Reclassification of
     dividends payable .....                      711                                                 711

   Compensation expense
     on stock option grants                       416                        26           --          442
                               ---------    ---------    ---------    ---------    ---------    ---------

Balance, September 30, 2002    $     229    $ 865,588    $(747,763)   $    --      $  (8,730)   $ 109,324
                               =========    =========    =========    =========    =========    =========








                      See accompanying notes to condensed
                       consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                               ------------------------------------
                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               ------------------------------------
                                                                                     2002              2001
                                                                               ------------------------------------
Cash flows from operating activities:
   Net loss................................................................         $   (9,869)     $   (9,590)
   Adjustments to reconcile net loss to net cash provided from
     (used for) operating activities:
       Loss from discontinued operations...................................                 --           2,615
       Depreciation and amortization.......................................                191           1,989
       Stock-based compensation expense....................................                442             699
       Gain on sale of investments.........................................             (2,207)           (466)
       Gain on sale of assets..............................................             (8,660)         (1,147)
       Provision for uncollectibility of notes receivable .................             13,198              --
       Equity earnings in long-term investment.............................               (341)             --
       Minority interests in loss from continuing operations
         of consolidated subsidiaries......................................               (167)           (179)
       Changes in assets and liabilities, net of effects of dispositions:
         Decrease in receivables and other assets..........................             20,544           1,300
         Decrease in accounts payable and accrued liabilities..............             (3,994)         (3,172)
                                                                                     ----------        -------
Net cash provided from (used for) operating activities.....................              9,137          (7,951)
                                                                                     ---------        --------
Cash flows from investing activities:
     Sale or maturity of investment securities.............................              5,626          10,634
     Purchase of investment securities.....................................             (6,034)         (8,252)
     Sale or liquidation of long-term investments..........................                 --           1,133
     Purchase of long-term investments.....................................               (750)         (5,747)
     Sale of real estate, net of closing costs.............................             20,461          10,172
     Purchase of real estate...............................................               (688)         (1,213)
     Sale of other assets..................................................                 --             250
     Cash received in LTS acquisition......................................                  --          8,010
     Purchase of LTS common stock..........................................                  --         (3,945)
     Payment of prepetition claims and restructuring accruals..............             (2,025)         (2,634)
     Repayment of note receivable..........................................              1,000              --
     Issuance of notes receivable..........................................             (5,000)               --
                                                                                     ---------     -------------
Net cash provided from investing activities................................             12,590           8,408
                                                                                      --------       ---------
Cash flows used for financing activities:
     Decrease in margin loans payable......................................                 --          (2,028)
     Proceeds from participating loan......................................                 --           2,478
     Repayment of participating loan.......................................            (12,400)             --
     Repayment of notes payable............................................                (36)        (16,905)
     Issuance of notes payable.............................................                 --           9,524
     Exercise of stock options.............................................                265              --
     Repurchase of Common Shares...........................................                 --            (274)
                                                                                  ------------      ----------
Net cash used for financing activities.....................................            (12,171)         (7,205)
                                                                                      --------       ---------
Net cash provided from discontinued operations.............................                  --            139
                                                                                   ------------     ----------

Net increase (decrease) in cash and cash equivalents.......................              9,556          (6,609)
Cash and cash equivalents, beginning of period.............................             92,069          82,067
                                                                                      --------        --------
Cash and cash equivalents, end of period...................................           $101,625       $  75,458
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



1.    PRINCIPLES OF REPORTING

     The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The consolidated financial statements as of September 30, 2002 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

     Following the distribution of the LTS shares and asset dispositions in Russia, the business strategy of New Valley is to continue to operate its real estate business and to acquire operating businesses through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means, with the purpose of being primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. In the interim, New Valley's cash and investment securities (aggregating $114,437 at September 30, 2002) are available for general corporate purposes, including for acquisition purposes. Pending any use of these funds in the real estate business or for acquisitions, New Valley's liquid assets have been invested consistent with the preservation of their value.

     The Investment Company Act and its regulations generally impose substantive restrictions on a company that owns "investment securities" having a value in excess of 40% of the company's "total assets". New Valley, which is now above this threshold following the distribution of LTS and asset dispositions in Russia, has been relying since December 2001 on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2. New Valley will attempt to be engaged, within the one-year period prescribed by Rule 3a-2, primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. If the Company were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management. For example, it would also be prohibited from issuing convertible securities and options and would be subject to limitations on leverage. The Company is currently seeking to increase its ownership in various real estate businesses and to acquire additional operating businesses so as to avoid being required to register under the Investment Company Act.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and
     (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not impact on the Company's consolidated financial statements for the three and nine months ended September 30, 2002.


2.   INVESTMENTS IN REAL ESTATE BUSINESS

     Shopping Center

     New Valley disposed of its remaining U.S. shopping center in May 2002 and recorded a gain of $139 and $564 for the three and nine months ended September 30, 2002, respectively, which represented the shopping center's negative book value, in connection with the disposal. No proceeds were received in the disposal.

     Russian Real Estate

     On April 30, 2002, New Valley sold the shares of BrookeMil Ltd. ("BrookeMil") for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were the Company's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC participating loan to BrookeMil, New Valley received approximately $7,400 of the net proceeds from the sale and Apollo Real Estate Investment Fund III, L.P. received approximately $12,400 of the proceeds. These amounts are subject to adjustment based on final closing expenses. New Valley recorded a gain on the sale of real estate of $8,484 in the second quarter of 2002 in connection with the sale. New Valley also recorded approximately $767 in additional general and administrative expenses in the second quarter of 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance.

     Hawaiian Hotel

     In 2001, together with developer Brickman Associates and other investors, New Valley acquired control of the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is scheduled to reopen in 2004 as a Sheraton resort. The Company, which holds a 50% interest in the hotel, has invested $5,900 in the project and is required to make additional investments of up to an aggregate of $6,600 at September 30, 2002.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



     Residential Brokerage Business

     During 2000 and 2001, New Valley acquired for approximately $2,000 a 37.2% ownership interest in Prudential Long Island Realty ("Realty"), the largest independently owned and operated real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company. New Valley is currently in negotiations to increase its ownership interest to 50% for a further investment of approximately $1,400. New Valley has also engaged in discussions to provide additional financing to Realty to fund potential acquisitions.

     The Company accounts for its investments in the Kona Surf Hotel, Realty and affiliated entities under the equity method. New Valley recorded income of $341 in the third quarter of 2002 associated with such investments.


3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized (losses) gains on sales of investment securities available for sale of $(25) and $2,207 for the three and nine months ended September 30, 2002, respectively, and $(287) and $(417) for the three and nine months ended September 30, 2001, respectively.

     The components of investment securities available for sale, which were all equity securities, at September 30, 2002 are as follows:

                                                                       GROSS          GROSS
                                                                     UNREALIZED    UNREALIZED        FAIR
                                                         COST           GAIN          LOSS           VALUE
                                                         ----           ----          ----           -----
       Investment securities..........................  $21,542     $        9      $  8,739        $12,812
                                                        =======     ==========      ========        =======

 4.  RESTRICTED ASSETS

     Restricted assets at December 31, 2001 consisted primarily of $16,856 held in escrow by the United States District Court of New Jersey in connection with a settlement of a lawsuit which cash was released to the Company in March 2002.

 5.  NOTES RECEIVABLE

     In March 2002, LTS borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of December 31, 2003 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds. In July 2002, LTS borrowed an additional $2,500 from New Valley on the same terms. In May 2002, LTS filed a registration statement for a proposed rights offering to the holders of its outstanding common stock, convertible notes, warrants and options. The Company advised LTS that it would purchase up to $5,000 of LTS common stock in the rights offering if such shares were otherwise unsubscribed for. A portion of the proceeds from the rights offering was to be used to repay the $5,000 of loans from the Company. In August 2002, Ladenburg announced that it had postponed the rights offering due to market conditions.

     New Valley evaluated its ability to collect the $13,198 of notes and interest receivable from LTS at September 30, 2002. These notes receivable include the $5,000 of notes discussed above and a $8,010 convertible note issued to New Valley in May 2002 in connection with the LTS acquisition. Management determined, based on current trends in the broker-dealer industry and Ladenburg's

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



     operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

     On October 8, 2002, LTS borrowed an additional $2,000 from New Valley. The loan, which bears interest at 1% above prime rate, matures the earlier of December 31, 2002, the date after LTS receives its federal income tax refund for the fiscal year ended September 30, 2002, or the next business day after LTS receives a loan from an affiliate of its clearing broker in connection with the conversion of additional business to this broker. The terms of this loan restrict LTS from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding.

6.   LONG-TERM INVESTMENTS

     At September 30, 2002, long-term investments consisted primarily of investments in limited partnerships of $3,150. In the nine months ended September 30, 2001, the Company recognized a gain of $883 on the liquidation of an investment in a limited partnership. The Company is required to make additional investments in one of the limited partnerships of up to $987 at September 30, 2002. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $7,275 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

7.   OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities at September 30, 2002 are as follows:

                                                          LONG-TERM        CURRENT
                                                           PORTION         PORTION
                                                           -------         -------
Retiree and disability obligations..............           $ 3,062        $    500
Minority interests..............................               (28)             --
Note payable for Western Realty
    Development Class A interests...............               228              --
Other long-term liabilities.....................                38               --
                                                           -------      -----------
Total other long-term liabilities...............           $ 3,300      $      500
                                                             =====       =========


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

     As of September 30, 2002, New Valley had $675 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court. On August 8, 2002, the Company paid $2,000 to settle a claim for unclaimed monies that certain states were seeking on behalf of money transfer customers and the restructuring accruals were reduced by a corresponding amount in the third quarter of 2002. In connection with the settlement, in the second quarter of 2002, the Company reclassified $711 of accrued dividends to stockholders' equity.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



 9.  BUSINESS SEGMENT INFORMATION

     The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the three and nine months ended September 30, 2002 and 2001. The corporate and other segment includes identifiable assets of $94,406 at September 30, 2001, previously classified in the broker-dealer segment, which was discontinued and disposed of, effective December 20, 2001.

                                                                                CORPORATE
                                                      REAL ESTATE               AND OTHER                 TOTAL
                                                      -----------               ---------                 -----
        Three months ended September 30, 2002
        Revenues...............................     $        --              $       568             $       568
        Other income (loss)....................             480                  (13,198)                (12,718)
        Operating income (loss)................             484                  (15,269)                (14,785)
        Depreciation and
           amortization........................              --                       --                      --

        Three months ended September 30, 2001
        Revenues...............................           2,538                      357                   2,895
        Other loss.............................              --                       (6)                     (6)
        Operating income (loss)................              20                   (2,455)                 (2,435)
        Depreciation and
           amortization........................             661                       --                     661

        Nine months ended September 30, 2002
        Revenues...............................             661                    3,923                   4,584
        Other income (loss)....................           9,389                  (13,596)                 (4,207)
        Operating income (loss)................           8,555                  (18,591)                (10,036)
        Identifiable assets....................           9,500                  116,779                 126,279
        Depreciation and
           amortization........................             191                       --                     191
        Capital expenditures...................             688                       --                     688

        Nine months ended September 30, 2001
        Revenues...............................           7,604                    3,372                  10,976
        Other income...........................             897                      117                   1,014
        Operating loss.........................            (461)                  (6,264)                 (6,725)
        Identifiable assets....................         131,993                  182,479                 314,472
        Depreciation and
           amortization........................           1,989                       --                   1,989
        Capital expenditures...................           1,213                       --                   1,213

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

         Summarized operating results of the discontinued broker-dealer operations for the three and nine months ended September 30, 2001 are as follows:

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2001          SEPTEMBER 30, 2001
                                                         ------------------          ------------------
         Revenues ....................................        $ 18,054                    $ 58,376
         Expenses ....................................          26,492                      70,565
                                                              --------                    --------
         Operating loss before income
             taxes and minority interests ............        $ (8,438)                   $(12,189)
                                                              ========                    ========

         Gain from Discontinued Operations

         The Company recorded a gain on disposal of discontinued operations of $2,279 for the nine months ended September 30, 2001 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various tax accruals previously established.

11.      COMPREHENSIVE INCOME

         Comprehensive income of the Company includes net income and net changes in the value of investment securities available for sale that have not been included in net income. Comprehensive loss applicable to common shares for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                 -------------------------         -------------------------
                                                   2002             2001             2002             2001
                                                 --------         --------         --------         --------
         Net loss .......................        $(14,785)        $ (5,617)        $ (9,869)        $ (9,590)
         Net change in unrealized gain
            on investment securities ....          (8,881)          (7,285)         (10,705)          (5,556)
                                                 --------         --------         --------         --------

            Comprehensive loss ..........        $(23,666)        $(12,902)        $(20,574)        $(15,146)
                                                 ========         ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

         For the three and nine months ended September 30, 2002, the results of continuing operations of New Valley's primary operating units include the accounts of BrookeMil Ltd., a wholly-owned subsidiary, and other subsidiaries. For the three and nine months ended September 30, 2001, the results of continuing operations of New Valley's primary operating units include the accounts of BrookeMil and Western Realty Investments LLC, a 99%-owned subsidiary, and other subsidiaries.

RECENT DEVELOPMENTS

         Distribution of Ladenburg Thalmann Financial Services Shares. On December 20, 2001, New Valley distributed its 22,543,158 shares of Ladenburg Thalmann Financial Services Inc. common stock, a 53.6% interest, to holders of New Valley common shares through a special dividend. New Valley stockholders received 0.988 of a Ladenburg Thalmann Financial Services share for each share of New Valley. As a result, results from broker-dealer operations for the three and nine months ended September 30, 2001 have been reclassified as "Loss from Discontinued Operations".

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

         Sale of BrookeMil. On April 30, 2002, New Valley sold the shares of BrookeMil for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were the Company's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC participating loan to BrookeMil, New Valley received approximately $7,400 of the net proceeds from the sale and Apollo Real Estate Investment Fund III, L.P. received approximately $12,400 of the proceeds. These amounts are subject to adjustment based on final closing expenses. New Valley recorded a gain on sale of real estate of $8,484 for the nine months ended September 30, 2002 in connection with the sale. New Valley also recorded $767 in additional general and administrative expenses in the second quarter of 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance.

         Shopping Center. New Valley disposed of its remaining U.S. shopping center in May 2002 and recorded a gain of $564 for the nine months ended September 30, 2002, which represented the shopping center's negative book value, in connection with the disposal. No proceeds were received in the disposal.

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

         Long-Term Investments. At September 30, 2002, New Valley had long-term investments of $3,150, representing investments in various limited partnerships. The principal business of the limited partnerships is investing in investment securities. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its statement of operations.

         Income Taxes. The year 2000 was the only year out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated federal tax net operating loss, or NOL, carryforwards of approximately $124,000 as of September 30, 2002 and capital loss carryforwards of $52,500, which expire at various dates from 2002 through 2021. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax asset associated with these loss carryforwards if it is "more likely than not" that New Valley will not be able to utilize it to offset future taxes. Due to the size of the loss carryforwards in relation to New Valley's history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional operating companies, New Valley has not recognized any of this net deferred tax asset. New Valley currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

         It is possible, however, that New Valley could be profitable in the future at levels which cause management to conclude that it is more likely than not that it will realize all or a portion of the carryforwards. Upon reaching such a conclusion, New Valley would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 40% under current tax rates, rather than the nominal rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause New Valley's provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the loss carryforwards is utilized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 2002, the results of operations of New Valley's primary operating units, which include New Valley's U.S. shopping centers and BrookeMil (real estate), are summarized below. For the three and nine months ended September 30, 2001, the results of operations of New Valley's primary operating units, which include New Valley's U.S. shopping centers, Western Realty Investments and BrookeMil (real estate), are summarized below.

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                ------------------------         ------------------------
                                                  2002            2001             2002            2001
                                                --------         -------         --------         -------
Real estate:
    Revenues ...........................        $     --         $ 2,538         $    661         $ 7,604
    Expenses ...........................              (4)          2,518            1,495           7,168
    Other income .......................             480              --            9,389             897
                                                --------         -------         --------         -------
    Operating income (loss) before
       taxes and minority interests ....        $    484         $    20         $  8,555         $  (461)
                                                ========         =======         ========         =======

Corporate and other:
    Revenues ...........................        $    568         $   357         $  3,923         $ 3,372
    Expenses ...........................           2,639           2,806            8,918           9,753
    Other income (loss) ................         (13,198)             (6)         (13,596)            117
                                                --------         -------         --------         -------
    Operating loss before taxes
       and minority interests ..........        $(15,269)        $(2,455)        $(18,591)        $(6,264)
                                                ========         =======         ========         =======

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

         Consolidated total revenues were $568 for the three months ended September 30, 2002 versus $2,895 for the same period last year. The decrease in revenues of $2,327 is attributable primarily due to the sale of Western Realty Investments and the disposal of Kanawha Mall LLC.

         There were no revenues from the real estate operations for the three months ended September 30, 2002 compared to revenues of $2,538 for the 2001 period. The decrease is due to the absence of rental revenue of $2,067 from Western Realty Investments, which was sold in December 2001, and $471 from New Valley's remaining shopping center, which was disposed of in May 2002. Expenses of the real estate operations decreased as a result of the sale of Western Realty Investments, the disposal of the shopping center and the sale of BrookeMil in 2002.

         For the three months ended September 30, 2002, New Valley's revenues of $568 related to corporate and other activities consisted of interest and dividend income of $593 and net losses on investments of $25. For the same period in the prior year, revenues related to corporate and other activities were $357, which consisted of interest and dividend income of $644 offset by net losses on investments of $287.

         Corporate and other expenses of $2,639 for the three months ended September 30, 2002 consisted primarily of employee compensation and benefits of $1,394. Corporate and other expenses of $2,806 for the third quarter of 2001 consisted primarily of employee compensation and benefits of $1,679.

         New Valley evaluated its ability to collect $13,198 of notes and interest receivable from LTS at September 30, 2002. New Valley determined, based on current trends in the broker-dealer industry and Ladenburg's operating results and liquidity needs, that a reserve for uncollectibility should be established against

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

         There was no income tax for the three months ended September 30, 2002. The income tax provision related to the three months ended September 30, 2001 related to Russian income tax expense at Western Realty Investments. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of changes in the valuation allowance relating to deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

         Consolidated total revenues were $4,584 for the nine months ended September 30, 2002 versus $10,976 for the same period last year. The decrease in revenues of $6,392 is attributable primarily due to the sale of Western Realty Investments and the disposal of New Valley's remaining shopping center offset by increased net gains on the sale of investments.

         Revenues from the real estate operations for the nine months ended September 30, 2002 decreased $6,943 primarily due to the absence of rental revenue of $6,111 from Western Realty Investments, which was sold in December 2001, and New Valley's remaining shopping center, which was disposed of in May 2002. Expenses of the real estate operations decreased $5,673 in the 2002 period due primarily to lower expenses as a result of the sale of Western Realty Investments and the shopping center. New Valley recorded gains on sale of real estate for the nine months ended September 30, 2002 of $8,484 in connection with the April 2002 sale of BrookeMil and $564 from the disposal of the shopping center. New Valley also recorded $767 in additional general and administrative expenses for the nine months ended September 30, 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance. BrookeMil incurred expenses of $406 for the nine month period ended September 30, 2001, respectively, in connection with the development of the Kremlin sites.

         For the nine months ended September 30, 2002, New Valley's revenues of $3,923 related to corporate and other activities consisted of net gains on investments of $2,207 and interest and dividend income of $1,716. For the same period in the prior year, revenues related to corporate and other activities were $3,372, which consisted of net gains on investments of $466 and interest and dividend income of $2,906. The decrease in interest and dividend income is due primarily to lower interest rates in 2002 versus 2001 offset by higher cash balances in the 2002 period.

         Corporate and other expenses of $8,918 for the nine months ended September 30, 2002 consisted primarily of employee compensation and benefits of $4,631. Corporate and other expenses of $9,753 for the nine months ended September 30, 2001 consisted primarily of employee compensation and benefits of $5,226.

         New Valley recorded a $388 charge for the nine months ended September 30, 2002 related to a provision for loss on its net investment in its 72.7% subsidiary, ThinkCorp Holdings Corporation, formerly known as Thinking Machines Corporation. In June 1999, ThinkCorp Holdings sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price included a contingent payable of $20,300 based on sales by Oracle of the Darwin product above specified sales targets during a three-year period. Based on Oracle having informed ThinkCorp Holdings that the specified sales targets for the 2000 and 2001 periods were not achieved and the overall market conditions in the U.S. computer industry, New Valley determined it was more likely than not that it would not recover its investment in ThinkCorp Holding.

         New Valley evaluated its ability to collect $13,198 of notes and interest receivable from LTS at September 30, 2002. New Valley determined, based on current trends in the broker-dealer industry and Ladenburg's operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         There was no income tax for the nine months ended September 30, 2002. The income tax provision related to the nine months ended September 30, 2001 related to Russian income tax expense at Western Realty Investments. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

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

         Summarized operating results of the discontinued broker-dealer operations for the three and nine months ended September 30, 2001 are as follows:

                                                       THREE MONTHS           NINE MONTHS
                                                          ENDED                  ENDED
                                                    SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                                    ------------------     ------------------
         Revenues ...............................        $ 18,054               $ 58,376
         Expenses ...............................          26,492                 70,565
                                                         --------               --------
         Operating loss before income
             taxes and minority interests .......        $ (8,438)              $(12,189)
                                                         ========               ========

         Gain on Disposal of Discontinued Operations. New Valley recorded a gain on disposal of discontinued operations of $2,279 in the nine months ended September 30, 2001 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various tax accruals previously established.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2002, New Valley's cash and cash equivalents increased from $92,069 to $101,625 due primarily to the receipt of $17,551 in the first quarter related to a lawsuit, which was settled in the fourth quarter of 2001.

         Cash provided from operating activities for the nine months ended September 30, 2002 was $9,137 compared with cash used for operating activities for the nine months ended September 30, 2001 of $7,951. The difference is primarily due to the receipt of $17,551 from the lawsuit.

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

         Cash provided from investing activities for the nine months ended September 30, 2002 was $12,590 compared to $8,408 for the nine months ended September 30, 2001. The difference is primarily attributable to the sale of BrookeMil for $20,461, net of closing expenses, in 2002, net purchases of marketable securities and long-term investments of $1,158 in 2002 versus net sales of investment securities of $2,232 in 2001 and payment of restructuring accruals of $2,025 in 2002 versus $2,634 in 2001. The amounts were offset by the sale of one of New Valley's two shopping centers for $9,172 in 2001, cash received of $8,010 in the LTS acquisition in 2001 and the issuance of $5,000 of notes receivable to LTS in 2002.

         As of September 30, 2002, New Valley had $675 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court. On August 8, 2002, the Company paid $2,000 to settle a claim for unclaimed monies that certain states were seeking on behalf of money transfer customers and the restructuring accruals were reduced by a corresponding amount in the third quarter of 2002. In connection with the settlement, in the second quarter of 2002, the Company reclassified $711 of accrued dividends to stockholders' equity.


         In March 2002, LTS borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, is due on the earlier of December 31, 2003 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds. In July 2002, LTS borrowed an additional $2,500 from New Valley on the same terms. In May 2002, LTS filed a registration statement for a proposed rights offering to the holders of its outstanding common stock, convertible notes, warrants and options. The Company advised LTS that it would purchase up to $5,000 of LTS common stock in the rights offering if such shares were otherwise unsubscribed for. A portion of the proceeds from the rights offering was to be used to repay the $5,000 of loans from the Company. In August 2002, Ladenburg announced it had postponed the rights offering due to market conditions.

         New Valley evaluated its ability to collect the $13,198 of notes and interest receivable from LTS at September 30, 2002. These notes receivable include the $5,000 of notes discussed above and a $8,010 convertible note issued to New Valley in May 2002 in connection with the LTS acquisition. New Valley determined, based on current trends in the broker-dealer industry and Ladenburg's operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

         On October 8, 2002, LTS borrowed an additional $2,000 from New Valley. The loan, which bears interest at 1% above prime rate, matures the earlier of December 31, 2002, the date after LTS receives its federal income tax refund for the fiscal year ended September 30, 2002, or the next business day after LTS receives a loan from an affiliate of its clearing broker in connection with the conversion of additional business to this broker. The terms of the New Valley loan restrict LTS from incurring or assuming any indebtedness that is not subordinated to the loan so long as the loan is outstanding.

         In April 2002, New Valley sold the shares of BrookeMil for approximately $22,000 before closing expenses. New Valley recorded a gain of approximately $8,484 in the second quarter of 2002 in connection with the sale.

         New Valley holds a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is scheduled to reopen in 2004 as a Sheraton resort. The Company is required to make additional investments of up to an aggregate of $6,600 at September 30, 2002 in the project. The Company is also required to make additional investments in another limited partnership of up to $987 at September 30, 2002.

         The Company is currently in negotiations to increase its ownership interest in Prudential Long Island Realty and its affiliated mortgage company to 50% for a further investment of approximately $1,400. New Valley has also engaged in discussions to provide additional financing to Realty to fund potential acquisitions.

         Cash flows used in financing activities were $12,171 for the nine months ended September 30, 2002 and $7,205 for the nine months ended September 30, 2001. The 2002 amount primarily consists of the repayment of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the participating loan to Apollo in connection with the sale of BrookeMil. The 2001 amount primarily consists of the repayment of notes payable of $16,905 in connection with the sale of a shopping center in January 2001, the refinancing of Western Realty's note payable and a decrease in margin loans payable of $2,208. The 2001 amount also included cash provided from financing activities of $2,478 in connection with borrowings under the participating loan.


         On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of November 13, 2002, New Valley had repurchased 867,043 shares for approximately $3,344.

         New Valley expects that its available working capital will be sufficient to fund its currently anticipated cash requirements for 2002, including the currently anticipated cash requirements of its operating businesses, investments and commitments.

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

Equity Price Risk

         New Valley held investment securities available for sale totaling $12,812 at September 30, 2002. Adverse market conditions could have a significant effect on the value of New Valley's investments.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of New Valley's management, including its principal executive officer and principal financial officer, New Valley has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, its principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in New Valley's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are New Valley's controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 8 to the "Notes to the Condensed Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.

Item 2.  Changes in Securities and Use of Proceeds

         No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the three months ended September 30, 2002.

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



                                                NEW VALLEY CORPORATION
                                                (Registrant)



Date:    November 14, 2002                  By: /s/ J. Bryant Kirkland III
                                                ----------------------------
                                                J. Bryant Kirkland III
                                                Vice President, Treasurer
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Chief Accounting Officer)


                                  CERTIFICATION

I, Bennett S. LeBow, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of New Valley
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



                                        /s/ Bennett S. LeBow
                                        ------------------------------------
                                        Bennett S. LeBow
                                        Chairman and Chief Executive Officer

                                  CERTIFICATION

I, J. Bryant Kirkland III, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of New Valley
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



                                     /s/ J. Bryant Kirkland III
                                     ------------------------------------------
                                     J. Bryant Kirkland III
                                     Vice President and Chief Financial Officer