Form 10-K
period 2002-12-31
NEW VALLEY CORP
filed 2003-03-31
CIK 106374

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                            ------------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                         COMMISSION FILE NUMBER 1-2493
                             ---------------------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2002 was approximately $ 38,226,328. Directors and officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     At March 21, 2003, there were 22,117,852 common shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III (Items 10, 11, 12 and 13) from the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                     PART I
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   11
  Item 3.   Legal Proceedings...........................................   11
  Item 4.   Submission of Matters to a Vote of Security-Holders;
              Executive Officers of the Registrant......................   11
                                    PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   14
  Item 6.   Selected Financial Data.....................................   15
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   16
  Item 7A.  Quantitative and Qualitative Disclosures About Market
              Risk......................................................   27
  Item 8.   Financial Statements and Supplementary Data.................   27
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   28
                                    PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   28
  Item 11.  Executive Compensation......................................   28
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters................   28
  Item 13.  Certain Relationships and Related Transactions..............   28
  Item 14.  Controls and Procedures.....................................   28
                                    PART IV
  Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................   29
  SIGNATURES............................................................   60
  CERTIFICATIONS........................................................   62

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     New Valley Corporation, a Delaware corporation, is engaged in the real estate business and is seeking to acquire additional operating companies. New Valley owns, through its New Valley Realty Division, two commercial office buildings in Princeton, N.J. and a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Montauk Battery Realty LLC, which owns Prudential Douglas Elliman, the largest residential real estate brokerage company in the New York City metropolitan area. In December 2001, New Valley completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services Inc., its former majority-owned subsidiary engaged in the investment banking and brokerage business. The principal executive office of New Valley is located at 100 S.E. Second Street, Miami, Florida 33131, and the telephone number is (305) 579-8000.

     New Valley was originally organized under the laws of New York in 1851 and operated for many years under the name "Western Union Corporation". In 1991, bankruptcy proceedings were commenced against New Valley. In January 1995, New Valley emerged from bankruptcy. As part of the plan of reorganization, New Valley sold the Western Union money transfer and messaging services businesses and all allowed claims in the bankruptcy were paid in full.

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

     The recapitalization had a significant effect on New Valley's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, New Valley's stockholders' equity increased by $343.4 million from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of New Valley, as well as the redemption obligation for the Class A preferred shares in January 2003. Also as a result of the recapitalization, the number of outstanding common shares more than doubled, and additional common shares were reserved for issuance upon exercise of the warrants, which have an initial exercise price of $12.50 per common share. In addition, Vector Group Ltd., New Valley's principal stockholder, increased its ownership of the common shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. At December 31, 2002, Vector Group owned 57.3% of New Valley's common shares.

BUSINESS STRATEGY

     Following the distribution of the Ladenburg Thalmann Financial Services shares in 2001 and asset dispositions in Russia in December 2001 and April 2002 (discussed below), New Valley is engaged in the real estate business and holds a significant amount of cash and other investments. The business strategy of New Valley is to continue to operate its real estate business and to acquire operating companies through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means. In the interim, New Valley's cash and investments (aggregating approximately $96 million at December 31, 2002) are available for general corporate purposes, including for acquisition purposes.

     As a result of the distribution of the Ladenburg Thalmann Financial Services shares, New Valley's broker-dealer operations, which were the primary source of New Valley's revenues between May 1995 and

December 2001, have been treated as discontinued operations in its accompanying consolidated financial statements. See "Discontinued
Operations -- Broker-Dealer".

NEW VALLEY REALTY DIVISION

  Acquisition of Office Buildings

     On December 13, 2002, New Valley completed the acquisition of two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $54 million. New Valley purchased the two adjacent office buildings, located at 100 and 150 College Road West, from 100 College Road, LLC, an entity affiliated with Patrinely Group LLC and Apollo Real Estate Investment Fund III, L.P. The two buildings were constructed in July 2000 and June 2001 and have a total of approximately 225,000 square feet of rentable space.

     New Valley acquired a fee simple interest in each office building (subject to certain rights of existing tenants) and in the underlying land for each property. Space in the office buildings is leased to commercial tenants and, as of December 31, 2002, the office buildings were approximately 98% occupied.

     To finance a portion of the purchase price for the office buildings, on the closing date, New Valley borrowed $40.5 million from HSBC Realty Credit Corporation (USA). The loan has a term of four years, bears interest at a floating rate of 2% above LIBOR, and is collateralized by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $53,635 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.

     Concurrently with the acquisition of the office buildings, New Valley engaged a property-management affiliate of Patrinely Group LLC that had previously managed the office buildings to act as the property manager for the office buildings. The agreement has a one-year term, but may be terminated by New Valley on 30 days' notice without cause or economic penalty (other than the payment of one month's management fee).

  Hawaiian Hotel

     In July 2001, Koa Investors, LLC, an entity owned by New Valley, developer Brickman Associates and other investors, acquired the leasehold interests in the former Kona Surf Hotel in Kailua-Kona, Hawaii in a foreclosure proceeding. New Valley, which holds a 50% interest in Koa Investors, has invested $5.9 million in the project and was required to make additional investments of up to an aggregate of $6.6 million as of December 31, 2002. New Valley accounts for its investment in Koa Investors under the equity method and recorded losses of $1.3 million in 2002 associated with the Kona Surf Hotel. Koa Investors' losses represent management fees and a loss of a deposit on an adjoining golf course, which it determined not to purchase. Koa Investors capitalizes all costs related to the acquisition and development of the property.

     The hotel is located on a 20-acre tract, which is leased under two ground leases with Kamehameha Schools, the largest private land owner in Hawaii. In December 2002, Koa Investors and Kamehameha amended the leases to provide for significant rent abatements over the next ten years and extended the remaining term of the leases from 33 years to 65 years. In addition, Kamehameha granted Koa Investors various right of first offer opportunities to develop adjoining resort sites.

     Koa Investors is presently negotiating with Starwood Hotels and Resorts Worldwide, Inc. to reopen the hotel as the Sheraton Keauhou Resort, a three star family resort with approximately 530 rooms. Proposed improvements to the property would include comprehensive room enhancements, construction of a fresh water 13,000 square foot fantasy pool, lobby and entrance improvements, a new gym and beachfront spa, retail stores and new restaurants. A 20,000 square foot convention center, wedding chapel and other revenue producing amenities would also be restored.

     Koa Investors estimates that the cost of the hotel's renovation will be approximately $45 million. Preliminary development is underway and, subject to completing the necessary financing arrangements, the reopening of the hotel is scheduled for late 2004. A predevelopment credit line of $5 million was obtained in 2002 from a Taiwanese lender. Koa Investors is currently in discussion with the lender to finance the planned renovation. However, no assurance can be given that such financing will be available on terms acceptable to Koa Investors. Koa Investors has capitalized all costs related to the acquisition and development of the property.

  Sales of Shopping Centers

     In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9.5 million before closing adjustments and expenses and recorded a gain of $0.9 million on the sale. In May 2002, New Valley disposed of its remaining shopping center in Kanawha, West Virginia and recorded a gain of approximately $0.6 million for the year ended December 31, 2002, which represented the shopping center's negative book value, in connection with the disposal. No proceeds were received in the disposal.

MONTAUK BATTERY REALTY LLC

     During 2000 and 2001, New Valley acquired for approximately $1.7 million a 37.2% ownership interest in B&H Associates of NY, doing business as Prudential Long Island Realty, the largest independently owned and operated real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Prudential Long Island Realty contributed their interests in Prudential Long Island Realty to Montauk Battery Realty LLC, a newly formed entity. New Valley acquired a 50% interest in Montauk as a result of an additional investment of approximately $1.4 million by New Valley and the redemption by Prudential Long Island Realty of various ownership interests. As part of the transaction, Prudential Long Island Realty renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc. for an additional ten-year term. The owners of Montauk also agreed, subject to receipt of any required regulatory approvals, to contribute to Montauk their interests in the related mortgage company. New Valley accounts for its interest in Montauk on the equity method and recorded income of $0.6 million in 2002 associated with Montauk.

  Business

     Headquartered in Huntington, New York, Prudential Long Island Realty is the largest residential real estate brokerage company on Long Island with approximately 40 offices. Prudential Long Island Realty closed approximately 6,850 transactions in 2002 and reported 2002 sales volume of approximately $2.4 billion. Prudential Long Island Realty's 40 offices serve 250 communities from Manhattan to Montauk. In 2001, Prudential Long Island Realty was ranked as one of the top 50 residential brokerage companies in the United States based on closed sales volume by the Real Trends broker survey.

     Prudential Long Island Realty acts as a broker or agent in residential real estate transactions. In performing these services, Prudential Long Island Realty has historically represented the seller, either as the listing broker, or as a co-broker in the sale. In acting as a broker for the seller, Prudential Long Island Realty's services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to Prudential Long Island Realty a commission, which is generally a fixed percentage of the sales price. In a co-brokered arrangement the listing broker typically splits its commission with the other co-broker involved in the transaction. Prudential Long Island Realty also offers buyer brokerage services. When acting as a broker for the buyer, Prudential Long Island Realty's services include assisting the buyer in locating properties that meet the buyer's personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services a commission is paid to the Prudential Long Island Realty which also is generally a fixed percentage of the purchase price and is usually, with the consent of the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the consent of a buyer and seller, subject to certain conditions, Prudential Long Island Realty may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. Prudential Long Island Realty's sales and marketing services are mostly provided by licensed real estate sales associates who have entered into independent contractor agreements with Prudential Long Island Realty. Prudential Long Island Realty recognizes revenue and commission expenses upon the consummation of the real estate sale.

     Prudential Long Island Realty also offers relocation services to employers, which provide a variety of specialized services primarily concerned with facilitating the resettlement of transferred employees. These services include sales and marketing of transferees' existing homes for their corporate employer, assistance in finding new homes, moving services, educational and school placement counseling, customized videos, property marketing assistance, rental assistance, area tours, international relocation, group move services, marketing and management of foreclosed properties, career counseling, spouse/partner employment assistance, and financial services. Clients can select these programs and services on a fee basis according to their needs.

     As part of Prudential Long Island Realty's franchise agreement with Prudential, it has an agreement with Prudential Relocation Services, Inc. to provide relocation services to the Prudential network. Prudential Long Island Realty anticipates that participation in Prudential network will continue to provide new relocation opportunities with firms on a national level.

     Prudential Long Island Realty's affiliate, Preferred Empire Mortgage Company, is engaged in the residential mortgage business, which involves the origination of loans for one-to-four family residences. Preferred Empire primarily originates loans for purchases of properties located in Long Island. Approximately one-half of these loans are for home sales transactions in which Prudential Long Island Realty acts as a broker. The term "origination" refers generally to the process of arranging mortgage financing for the purchase of property directly to the purchaser or for refinancing an existing mortgage. Preferred Empire's revenues are generated from loan origination fees, which are generally a percentage of the original principal amount of the loan and are commonly referred to as "points" and application and investor fees paid by the borrowers paid by the investors. Preferred Empire also generates revenues through application fees and processing fees. Preferred Empire recognizes mortgage origination revenues and costs when the mortgage loan is consummated.

  Marketing

     As a member of The Prudential Real Estate Affiliates, Inc., Prudential Long Island Realty offers real estate sales and marketing and relocation services, which are marketed by a multimedia program. This program includes direct mail, newspaper, internet, catalog, radio and television advertising and is conducted throughout Manhattan and Long Island. In addition, the integrated nature of the Prudential Long Island Realty's services is designed to produce a flow of customers from its real estate sales and marketing business to its mortgage businesses.

  Competition

     The businesses in which Prudential Long Island Realty is engaged are highly competitive. However, Prudential Long Island Realty believes that its ability to offer its customers a range of inter-related services and its level of residential real estate sales and marketing help position it to meet the competition and improve its market share.

     In Prudential Long Island Realty's traditional business of residential real estate sales and marketing, Prudential Long Island Realty competes primarily with multi-office independent real estate organizations and, to some extent with franchise real estate organizations, such as Century-21, ERA, RE/MAX and Coldwell Banker. Prudential Long Island Realty believes that its major competitors in 2003 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT and other privately owned companies. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, to some degree, price.

     Prudential Long Island Realty's relocation business is fully integrated with its residential real estate sales and marketing business. Accordingly, Prudential Long Island Realty's major competitors are many of the same real estate organizations previously noted. Competition in the relocation business is based primarily on level of service, reputation, personal contact and, recently to a greater extent, price.

     In its mortgage loan origination business, Preferred Empire competes with other mortgage originators, such as mortgage bankers, state and national banks, and thrift institutions. Because Preferred Empire does not sell or service mortgage loans, many of Preferred Empire's competitors for mortgage services have substantially greater resources than the Preferred Empire.

  Government Regulation

     Several facets of the Prudential Long Island Realty's business are subject to government regulation. For example, Prudential Long Island Realty's real estate sales and marketing divisions are licensed as real estate brokers in the states in which they conduct their real estate brokerage businesses. In addition, the Prudential Long Island Realty's real estate sales associates must be licensed as real estate brokers or salespersons in the states in which they do business. Future expansion of the Prudential Long Island Realty's operations into new geographic markets may subject it to similar licensing requirements in other states.

     A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules, zoning, and other land use restrictions, which can materially impact the marketability of certain real estate. However, Prudential Long Island Realty does not believe that compliance with environmental, zoning, and land use laws and regulations has had, or will have, a materially adverse effect on its financial condition or operations.

     In Preferred Empire's mortgage business, mortgage loan origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Additionally, there are various state laws affecting the Preferred Empire's mortgage operations, including licensing requirements and substantive limitations on the interest and fees that may be charged. States also have the right to conduct financial and regulatory audits of the loans under their jurisdiction. Preferred Empire is licensed as a mortgage broker in New York, where Preferred Empire is required to submit annual audited financial statements to the Commissioner of Banks and maintain a minimum net worth of $50,000.

     Prudential Long Island Realty is not aware of any material licensing or other government regulatory requirements governing its relocation business, except to the extent that such business also involves the rendering of real estate brokerage services, the licensing and regulation of which are described above.

  Trade Names and Franchises

     In December 2002, Prudential Long Island Realty renewed for an additional ten-year term its franchise agreement with The Prudential Real Estate Affiliates, Inc. and has an exclusive franchise, subject to meeting or maintaining certain annual revenue thresholds, in New York for Nassau/Suffolk County, Long Island and for Manhattan. In addition, Prudential Long Island Realty was granted a "right of first refusal" with respect to the boroughs of Brooklyn and Queens. The "Prudential" name and the tagline "From Manhattan to Montauk" are used extensively in the Prudential Long Island Realty's businesses. In addition, Prudential Long Island Realty continues to use the trade names of certain companies that it has acquired.

  Acquisition of Douglas Elliman

     On March 14, 2003, Montauk acquired Insignia Douglas Elliman and Insignia Residential Group for $71.25 million from Insignia Financial Group Inc. New Valley has invested an additional $9.5 million in subordinated debt and equity of Montauk Battery Realty to help fund the acquisition. The subordinated debt bears interest at 12% per annum and is due in March 2013.

     The new combined brokerage company, to be known as Prudential Douglas Elliman, has more than 2,000 real estate brokers serving over 50 offices throughout New York City and Long Island, including six branches in the Hamptons.

     As part of the Douglas Elliman acquisition, Montauk acquired another Insignia division, Insignia Residential Group, which is the New York metropolitan area's largest manager of rental, co-op and condominium housing.

     Founded in 1911, Insignia Douglas Elliman grew to be one of Manhattan's leading residential brokers while specializing in the highest end of the sales and rental marketplaces. It had ten New York City offices and more than 800 real estate brokers and achieved sales of nearly $4 billion for the year ended December 31, 2002.

RUSSIAN REAL ESTATE

  BrookeMil Ltd

     In January 1997, New Valley purchased BrookeMil Ltd. from Brooke (Overseas) Ltd., an indirect wholly-owned subsidiary of Vector Group. BrookeMil, which was engaged in the real estate development business in Moscow, Russia, was the developer of a three-phase complex on 2.2 acres of land in downtown Moscow, for which it had a 49-year lease. In 1993, the first phase of the project, Ducat Place I, a 46,500 sq. ft. Class-A office building, was successfully built and leased. In April 1997, BrookeMil sold Ducat Place I to one of its tenants, Citibank. In 1997, BrookeMil completed construction of Ducat Place II, a premier 150,000 sq. ft. office building. Ducat Place II was leased to a number of leading international companies and was one of the leading modern office buildings in Moscow due to its design and full range of amenities. The third phase, Ducat Place III, had been planned as an office tower. BrookeMil was also engaged in the acquisition and preliminary development of the Kremlin sites in Moscow.

  Western Realty Development

     In February 1998, New Valley and Apollo Real Estate Investment Fund III, L.P. organized Western Realty Development LLC to make real estate investments in Russia. New Valley contributed the real estate assets of BrookeMil, including the Ducat Place II office building and the adjoining site for the proposed development of Ducat Place III, to Western Realty Development, and Apollo contributed $73.3 million, including the investment in Western Realty Repin LLC discussed below.

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

     On December 21, 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments LLC, the entity through which Western Realty Development owned Ducat Place II and the adjoining Ducat Place III site. The purchase price for the sale was approximately $42 million including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $22 million, and Apollo received approximately $9.5 million. New Valley recorded a loss of approximately $21.8 million in connection with the sale in 2001.

  Western Realty Repin

     In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan were used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located on the Sofiskaya Embankment of the Moscow River. The sites are directly across the river from the Kremlin and have views of the Kremlin walls, towers and nearby church domes. The Kremlin sites were planned for development as a residential and hotel complex, subject to market conditions and the availability of financing.

     On April 30, 2002, New Valley sold the shares of BrookeMil for approximately $22 million before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were New Valley's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin participating loan to BrookeMil, New Valley received approximately $7.5 million of the net proceeds from the sale and Apollo received approximately $12.5 million of the proceeds. New Valley recorded a gain on the sale of real estate, which had a negative book value of approximately $1.0 million prior to the sale, of approximately $8.5 million for the year ended December 31, 2002 in connection with the sale.

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

     On May 7, 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann & Co., and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. New Valley received 18,598,098 shares, $8.01 million in cash and $8.01 million principal amount of senior convertible notes due December 31, 2005. The notes issued to New Valley bear interest at 7.5% per annum and are convertible into 3,844,216 shares of Ladenburg Thalmann Financial Services common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of Ladenburg Thalmann Financial Services from the former Chairman of Ladenburg Thalmann Financial Services for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of Ladenburg Thalmann Financial Services, on a basic and fully diluted basis, respectively. Ladenburg Thalmann Financial Services (AMEX: LTS) is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.

     To provide the funds for the acquisition of the common stock of Ladenburg Thalmann & Co., Ladenburg Thalmann Financial Services borrowed $10 million from Frost-Nevada, Limited Partnership and issued to Frost-Nevada $10 million principal amount of 8.5% senior convertible notes due December 31, 2005. The notes issued to the Ladenburg Thalmann & Co. stockholders and to Frost-Nevada are secured by a pledge of the Ladenburg Thalmann & Co. stock. In June 2002, New Valley, Berliner and Frost-Nevada agreed with Ladenburg Thalmann Financial Services to forbear until May 15, 2003 payment of the interest due to them under the convertible notes on the interest payment dates commencing June 30, 2002 through March 31, 2003. In March 2003, the holders of the convertible notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada note.

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

     Following the distribution, New Valley continues to hold the $8.01 million principal amount of Ladenburg Thalmann Financial Services' senior convertible notes and a warrant to purchase 100,000 shares of its common stock at $1.00 per share.

     In March 2002, Ladenburg Thalmann Financial Services borrowed $2.5 million from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where Ladenburg Thalmann Financial Services receives at least $5.0 million in total proceeds. In July 2002, Ladenburg Thalmann Financial Services borrowed an additional $2.5 million from New Valley on the same terms. In November 2002, New Valley agreed, in connection with a $3.5 million loan to Ladenburg Thalmann Financial Services by an affiliate of its clearing broker, to extend the maturity of the notes to December 31, 2006 and to subordinate the notes to the repayment of the loan.

     During 2002, Ladenburg Thalmann Financial Services incurred significant operating losses as its revenues and liquidity were adversely affected by the overall declines in the U.S. equity markets and the continued weak operating environment for the broker-dealer industry. Accordingly, New Valley evaluated its ability to collect its notes receivable and related interest from Ladenburg Thalmann Financial Services at September 30, 2002. These notes receivable included the $5 million of notes issued in March 2002 and July 2002 and the $8.01 million convertible note issued to New Valley in May 2001. Management determined, based on current trends in the broker-dealer industry and Ladenburg Thalmann Financial Services' operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13.2 million in the third quarter of 2002.

     On October 8, 2002, Ladenburg Thalmann Financial Services borrowed an additional $2 million from New Valley. The loan, which bore interest at 1% above the prime rate, was repaid in December 2002 with the proceeds from the loan to Ladenburg Thalmann Financial Services from an affiliate of its clearing broker.

     Howard M. Lorber, Bennett S. LeBow and Richard J. Lampen, executive officers and directors of New Valley, and Victor M. Rivas and Henry C. Beinstein, directors of New Valley, also serve as directors of Ladenburg Thalmann Financial Services. Mr. Rivas also serves as President and CEO of Ladenburg Thalmann Financial Services. J. Bryant Kirkland III, New Valley's Vice President, Treasurer and Chief Financial Officer, served as Chief Financial Officer of Ladenburg Thalmann Financial Services from June 2001 to October 2002. In 2002, Ladenburg Thalmann Financial Services accrued compensation of $100,000 for Mr. Kirkland in connection with his services, which is payable in four quarterly installments commencing April 1, 2003. Messrs. LeBow and Lorber serve as executive officers and directors, and Mr. Lampen serves as an executive officer, of Vector Group, New Valley's principal stockholder, and Robert J. Eide, a director of Ladenburg Thalmann Financial Services, serves as a director of Vector Group.

     Following December 20, 2001, holders of New Valley's outstanding warrants are entitled, upon exercise of a warrant and payment of the $12.50 exercise price per warrant, to receive a common share of New Valley and a cash payment of $1.20, an amount equal to 0.988 of the current market price of a share of Ladenburg Thalmann Financial Services common stock on December 20, 2001. The current market price was determined based on the average daily closing prices for a share of Ladenburg Thalmann Financial Services common stock for the 15 consecutive trading days commencing 20 trading days before December 20, 2001.

OTHER INVESTMENTS

     On January 15, 2003, New Valley announced it had reached an agreement in principal with Globalstar L.P., pursuant to which New Valley would invest $55 million as part of a plan of reorganization of Globalstar. Globalstar, which is currently in bankruptcy, is engaged in the global mobile satellite telecommunications services business. On January 30, 2003, New Valley announced that the agreement in principle had terminated due to New Valley's inability to reach final agreement with Globalstar's Creditors Committee. New Valley has had continuing discussions with Globalstar regarding a proposed investment in its business.

     In June 1999, New Valley's 73% owned subsidiary, ThinkCorp Holdings Corporation, formerly known as Thinking Machines Corporation, sold substantially all of its assets, consisting of its Darwin(R) data mining software and services business, to Oracle Corporation. The purchase price was $4.7 million in cash at the closing of the sale and a contingent payment of up to an additional $20.3 million, based on sales by Oracle of the Darwin product above specified sales targets during the three-year period ended November 30, 2002. Oracle has informed Thinking Machines that it did not achieve the specified sales target for the 2000, 2001 and 2002 periods. In 2000 and 2001, Thinking Machines recognized gains of $150,000 and $250,000 related to

Oracle's payment of the $400,000 of the purchase price escrowed in connection with the sale. In 2002, New Valley recorded a $338,000 charge related to a provision for loss on its net investment in Thinking Machines.

     At December 31, 2002, New Valley owned approximately 48% of the outstanding shares of CDSI Holdings, Inc., which completed an initial public offering in May 1997. CDSI holds a minority interest in a marketing services company that provides direct mail and telemarketing services.

     As of December 31, 2002, long-term investments consisted primarily of investments in limited partnerships and limited liability companies of $3.2 million. New Valley is also required to make an additional investment in one of these limited partnerships of up to $983,000.

EMPLOYEES

     At December 31, 2002, New Valley had 13 full-time employees. New Valley believes that relations with its employees are satisfactory.

                                  RISK FACTORS

NEW VALLEY HAS EXPERIENCED CONTINUING LOSSES; IT HAS HIGH LEVERAGE AND A FIXED CHARGE COVERAGE DEFICIT

     New Valley has experienced losses from continuing operations for four of the last five years. New Valley had outstanding debt in the amount of $40.5 million as of December 31, 2002 and its earnings would have been inadequate to cover fixed charges for the past two most recent years. New Valley's future operating performance and ability to make planned expenditures will depend on future economic conditions and financial, business and other factors that may be beyond its control. If New Valley cannot service its fixed charges, it would significantly harm New Valley.

NEW VALLEY IS SUBJECT TO RISKS RELATING TO THE INDUSTRIES IN WHICH IT OPERATES

     Risks of real estate ventures. New Valley has two significant investments in Montauk and the former Kona Surf Hotel in Hawaii where it holds only a 50% interest. New Valley must seek approval from other parties for important actions regarding these joint ventures. Since these other parties' interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.

     New Valley plans to pursue a variety of real estate development projects. Development projects are subject to special risks including potential increase in costs, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.

     Risks relating to the residential brokerage business. Through its investment in Montauk, New Valley is subject to the risks and uncertainties endemic to the residential brokerage business. As a franchisee, Prudential Douglas Elliman operates each of its offices under its franchiser's brand name, but generally does not own any of the brand names under which it operates. The franchiser has significant rights over the use of the franchised service marks and the conduct of Prudential Douglas Elliman's business. The franchise agreement requires Prudential Douglas Elliman to:

     - Coordinate with the franchiser on significant matters relating to Prudential Douglas Elliman's operations, including the opening and closing of offices;

     - Make substantial royalty payments to its franchiser and contribute significant amounts to national advertising funds maintained by the franchiser;

     - Indemnify the franchiser against losses arising out of the operations of Prudential Douglas Elliman's business under the franchise agreements; and

     - Maintain standards and comply with guidelines relating to its operations which are applicable to all franchisees of the franchiser's real estate franchise system.

     Prudential Douglas Elliman's franchiser has the right to terminate Prudential Douglas Elliman's franchises, upon the occurrence of certain events, including a bankruptcy or insolvency event or a change in control affecting Prudential Douglas Elliman, a transfer by Prudential Douglas Elliman of its rights under the franchise agreement and Prudential Douglas Elliman's failure to promptly pay amounts due under the franchise agreements. A termination of Prudential Douglas Elliman's franchise agreement could adversely affect New Valley's investment in Montauk.

     Recent years have been characterized by high levels of existing home sales and residential prices. However, the residential real estate market tends to be cyclical and typically is affected by changes in the general economic conditions that are beyond Prudential Douglas Elliman's control. Any of the following could have a material adverse effect on Prudential Douglas Elliman's business by causing a general decline in the number of home sales and/or prices, which in turn, could adversely affect revenues and profitability:

     - continued periods of economic slowdown or recession;

     - a change in the current low interest rate environment resulting in rising interest rates;

     - decreasing home ownership rates; or

     - declining demand for real estate.

     All of Prudential Douglas Elliman's current operations are located in the New York metropolitan area. Local and regional economic conditions in this market could differ materially from prevailing conditions in other parts of the country. A downturn in the residential real estate market or economic conditions in that region could have a material adverse effect on Prudential Douglas Elliman and New Valley's investment in Montauk.

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

NEW VALLEY MAY BECOME SUBJECT TO BURDENSOME REGULATION UNDER THE INVESTMENT COMPANY ACT

     The Investment Company Act and its regulations generally impose substantive restrictions on a company that owns "investment securities" having a value in excess of 40% of the company's "total assets". Following the distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia, New Valley was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2, which expired on December 19, 2002. Prior to that time, through New Valley's acquisition of the two office buildings in Princeton, N.J. and the increase to 50% of its ownership in Montauk, New Valley was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, New Valley is required to determine the value of its total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If New Valley were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management. For example, it would be prohibited from entering into principal transactions and joint transactions with affiliates. It would also be prohibited from issuing convertible securities and options and would be subject to limitations on leverage.

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

VECTOR GROUP CONTROLS A MAJORITY OF NEW VALLEY'S SHARES

     As a result of the recapitalization and assuming that no warrant holder exercises its warrants, Vector Group currently owns approximately 58% of the outstanding common shares of New Valley. As holder of the absolute majority of the common shares, Vector Group is able to elect all of New Valley's directors and control the management of New Valley. Also, Vector Group's ownership of common shares makes it impossible for a third party to acquire control of New Valley without the consent of Vector Group and therefore may discourage third parties from seeking to acquire New Valley. A third party would have to negotiate any such transaction with Vector Group, and the interests of Vector may be different from the interests of other New Valley stockholders. This may depress the price of the common shares.

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

THE MARKET FOR NEW VALLEY'S COMMON SHARES IS RELATIVELY ILLIQUID

     New Valley completed a plan of recapitalization in June 1999 that made far-reaching changes in New Valley's capital structure. At this time, it is still unclear what the long-term impact of the recapitalization will be on the common shares. Although New Valley's common shares began trading on the Nasdaq SmallCap Market in September 2000, the liquidity of their trading market remains limited. The potential future issuance of the common shares on exercise of the warrants, which would increase the number of common shares by more than 80%, may depress the price of the common shares. New Valley has not declared a cash dividend on the common shares since 1984, and does not currently intend to pay such dividends in the foreseeable future.

ITEM 2. PROPERTIES

     New Valley's principal executive office is in Miami, Florida, where it shares offices with Vector Group and various of their subsidiaries. New Valley has entered into an expense sharing agreement for use of such office space. New Valley's operating properties are described above.

ITEM 3. LEGAL PROCEEDINGS

     Reference is made to Notes 8, 14 and 15 to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS; EXECUTIVE OFFICERS OF THE REGISTRANT

     New Valley held its 2002 annual meeting of stockholders on October 24, 2002. There were 22,881,467 New Valley common shares entitled to be voted on the September 11, 2002 record date for the meeting. The only matter submitted to the New Valley's stockholders for a vote at the annual meeting was to elect the following eight director nominees to serve for the ensuing year and until their successors are elected. The votes cast and withheld for such nominees were as follows:

                          NOMINEE                                 FOR       WITHHELD
                          -------                              ----------   --------
Henry C. Beinstein..........................................   20,819,071    88,531
Arnold I. Burns.............................................   20,819,084    88,518
Ronald J. Kramer............................................   20,818,329    89,273
Richard J. Lampen...........................................   20,819,084    88,518
Bennett S. LeBow............................................   20,817,469    90,133
Howard M. Lorber............................................   20,819,066    88,536
Barry W. Ridings............................................   20,819,087    88,515
Victor M. Rivas.............................................   20,015,268   892,334

     Based on these voting results, each of the directors nominated was elected.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below, together with accompanying text, presents certain information regarding all current executive officers of New Valley as of March 21, 2003. There are no family relationships among the executive officers of New Valley. Each of the executive officers of New Valley serves until the election and qualification of his successor or until his death, resignation or removal by the Board of Directors of New Valley.

                                                                                        YEAR INDIVIDUAL
                                                                                           BECAME AN
            NAME              AGE                       POSITION                       EXECUTIVE OFFICER
            ----              ---                       --------                       -----------------
Bennett S. LeBow............  65    Chairman of the Board and Chief Executive Officer        1988
Howard M. Lorber............  54    President and Chief Operating Officer                    1994
Richard J. Lampen...........  49    Executive Vice President and General Counsel             1995
J. Bryant Kirkland III......  37    Vice President, Treasurer and Chief Financial            1998
                                    Officer
Marc N. Bell................  42    Vice President, Associate General Counsel and            1998
                                    Secretary

     BENNETT S. LEBOW has been Chairman of the Board of New Valley since January 1988 and Chief Executive Officer thereof since November 1994. Mr. LeBow has been the Chairman of the Board and Chief Executive Officer of Vector Group, a New York Stock Exchange-listed holding company engaged in the manufacture and sale of cigarettes, since June 1990 and a director of Vector Group since October 1986, and currently holds various positions with Vector Group's subsidiaries. Mr. LeBow has been a director of Ladenburg Thalmann Financial Services since May 2001.

     HOWARD M. LORBER has been President and Chief Operating Officer of New Valley since November 1994 and serves as a director of New Valley. Since January 2001, Mr. Lorber has served as President, Chief Operating Officer and a director of Vector Group. Mr. Lorber has been Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries to qualified pension and profit sharing plans, and various of its affiliates since 1975; a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1987 and Chief Executive Officer since November 1993 of Nathan's Famous, Inc., a chain of fast food restaurants; a consultant to Vector Group and its subsidiaries from January 1994 to January 2001; a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; a director of Prime Hospitality Corp., a company doing business in the lodging industry, since May 1994; and Chairman of the Board of Ladenburg Thalmann Financial Services since May 2001. He is also a trustee of Long Island University and Babson College.

     RICHARD J. LAMPEN has been Executive Vice President and General Counsel of New Valley since October 1995 and serves as a director of New Valley. Since July 1996, Mr. Lampen has served as Executive Vice President of Vector Group and since November 1998 as President and Chief Executive Officer of CDSI. Mr. Lampen is a director of CDSI and Ladenburg Thalmann Financial Services. From May 1992 to

September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec's Music, Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.

     J. BRYANT KIRKLAND III has been Vice President, Treasurer and Chief Financial Officer of New Valley since January 1998, and since November 1994 has served in various financial capacities with New Valley and with Vector Group. Since January 2001, Mr. Kirkland has served as Vice President of Vector Group. Mr. Kirkland has served as Vice President and Chief Financial Officer of CDSI since January 1998 and as a director of CDSI since November 1998. From June 2001 until October 2002, Mr. Kirkland served as Chief Financial Officer of Ladenburg Thalmann Financial Services.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     New Valley's common shares are traded on the NASDAQ SmallCap Market under the symbol NVAL. The following table sets forth, for the calendar quarters indicated, the range of per share prices for the common shares as quoted on the NASDAQ SmallCap Market

                                                                HIGH         LOW
                                                              --------     --------
NASDAQ SMALLCAP MARKET
2002:
Fourth Quarter..............................................  $   4.48     $   3.25
Third Quarter...............................................      4.19         3.70
Second Quarter..............................................      4.20         3.95
First Quarter...............................................      4.49         3.35
2001:
Fourth Quarter..............................................  $   4.25     $   2.93
Third Quarter...............................................      3.67         2.93
Second Quarter..............................................      3.05         2.55
First Quarter...............................................      3.16         2.24

HOLDERS

     At March 21, 2003, there were approximately 12,297 holders of record of the common shares.

DIVIDENDS

     No cash dividends were paid on the common shares in 2002 or 2001. A special dividend of 0.988 of a share of Ladenburg Thalmann Financial Services was paid on each of New Valley's common shares on December 20, 2001. The information presented above concerning the price range of the common shares is adjusted for the special dividend.

RECENT SALES OF UNREGISTERED SECURITIES

     No securities of New Valley, which were not registered under the Securities Act of 1933, have been issued or sold by New Valley during the three months ended December 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------
                                                     2002        2001        2000        1999        1998
                                                   ---------   ---------   ---------   ---------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
Total revenues...................................  $   5,014   $  12,701   $  13,492   $  12,012   $  35,417
Total costs and expenses.........................     15,029      25,522      24,277      33,516      48,603
Other (expense) income...........................    (12,048)     (3,214)     46,510      (6,160)     (4,072)
                                                   ---------   ---------   ---------   ---------   ---------
(Loss) income from continuing operations before
  income taxes and minority interests............    (22,063)    (16,035)     35,725     (27,664)    (17,258)
Income tax provision.............................         --         260          --          18          --
Minority interests in (loss) income from
  continuing operations of consolidated
  subsidiaries...................................       (151)       (594)       (323)         92      (2,089)
                                                   ---------   ---------   ---------   ---------   ---------
(Loss) income from continuing operations.........    (21,912)    (15,701)     36,048     (27,774)    (15,169)
Discontinued operations:
(Loss) income from discontinued operations.......         --      (5,829)      5,002       2,051      (8,160)
Gain on disposal of discontinued operations......         --       4,346      17,879       4,100       7,740
                                                   ---------   ---------   ---------   ---------   ---------
  (Loss) income from discontinued operations.....         --      (1,483)     22,881       6,151        (420)
                                                   ---------   ---------   ---------   ---------   ---------
Net (loss) income................................    (21,912)    (17,184)     58,929     (21,623)    (15,589)
Dividend requirements on preferred shares(a).....         --          --          --     (37,759)    (80,964)
                                                   ---------   ---------   ---------   ---------   ---------
Net (loss) income applicable to common shares....  $ (21,912)  $ (17,184)  $  58,929   $ (59,382)  $ (96,553)
                                                   =========   =========   =========   =========   =========
Per common and equivalent share (b):
Basic:
  (Loss) income from continuing operations.......  $   (0.96)  $   (0.69)  $    1.57   $   (3.76)  $  (10.04)
  (Loss) income from discontinued operations.....         --       (0.06)       0.99         .35       (0.04)
  Net (loss) income per common share.............      (0.96)      (0.75)       2.56       (3.41)     (10.08)
Diluted:
  (Loss) income from continuing operations.......  $   (0.96)  $   (0.69)  $    1.56   $   (3.76)  $  (10.04)
  (Loss) income from discontinued operations.....         --       (0.06)       0.99         .35       (0.04)
  Net (loss) income per common share.............      (0.96)      (0.75)       2.55       (3.41)     (10.08)
Dividends declared(a)............................         --          --          --          --          --
Book value(b)....................................  $    4.59   $    5.63   $    6.54   $    3.94   $  (21.44)

BALANCE SHEET DATA:
Total assets.....................................  $ 163,548   $ 162,698   $ 263,130   $ 220,668   $ 272,722
Long-term obligations............................     39,856      11,142      11,900      19,519      54,801
Prepetition claims(c)............................        674       2,700      10,229      12,279      12,364
Redeemable preferred shares(d)...................         --          --          --          --     316,202
Stockholders' equity (deficiency)................    103,057     128,480     149,685      91,379    (205,312)
Working capital(e)...............................     80,159     113,628      72,720      23,014       7,870

---------------

(a) Dividend requirements on preferred shares amounts include $444 in 1999 and $891 in 1998 accrued on the redeemable Class A senior preferred shares to reflect the effective dividend yield over the life of such securities. All preferred dividends, whether or not declared, are reflected as a deduction in arriving at net loss applicable to common shares. No dividends on preferred shares were declared in 1999 and 1998.
(b) For periods subsequent to June 4, 1999, all per share data have been restated to reflect New Valley's recapitalization, which occurred on that date.
(c) Represents prepetition claims against New Valley in its bankruptcy case. See Note 14 to the Consolidated Financial Statements.
(d) Includes cumulative preferred dividends on the redeemable Class A senior preferred shares of $219,068 at December 31, 1998.
(e) Working capital represents current assets less current liabilities on the New Valley Consolidated Balance Sheets.

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

     New Valley's financial statements have been affected by its complete redeployment of its assets since it emerged from bankruptcy in January 1995. These transactions include:

     - the sale of the money transfer business in January 1995 and the messaging service business in October 1995. These operations generated virtually all of New Valley's revenues before 1995;

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

     - the distribution to New Valley's stockholders of its 53.6% interest in Ladenburg Thalmann Financial Services and the sale of Western Realty Investments in December 2001. New Valley received approximately $22,000 of sale proceeds from the Western Realty Investments transaction. The broker-dealer operations, which were the primary source of New Valley's revenues from May 1995 to December 2001, are treated as discontinued operations in New Valley's financial statements;

     - the sale of BrookeMil for approximately $22,000, before closing expenses, in April 2002;

     - the disposal of New Valley's remaining U.S. shopping center in May 2002;

     - the purchase of two commercial office buildings in Princeton, N. J. and the increase in New Valley's ownership in Montauk Battery Realty to 50% in December 2002; and

     - the purchase by Montauk in March 2003 of Insignia Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Montauk to help fund the acquisition.

RECENT DEVELOPMENTS

     Sale of BrookeMil. On April 30, 2002, New Valley sold the shares of BrookeMil for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were New Valley's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC participating loan to BrookeMil, New Valley received approximately $7,500 of the net proceeds from the sale and Apollo Real Estate Investment Fund III, L.P. received approximately $12,500 of the proceeds. These amounts are subject to adjustment based on final closing expenses. New Valley recorded a gain on sale of real estate of $8,484 for the year ended December 31, 2002 in connection with the sale. New Valley also recorded $767 in additional general and administrative expenses in 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance.

     Shopping Center. New Valley disposed of its remaining U.S. shopping center in May 2002 and recorded a gain of $564 for the year ended December 31, 2002, which represented the shopping center's negative book value, in connection with the disposal. No proceeds were received in the disposal.

     Purchase of Office Buildings. On December 13, 2002, New Valley completed the acquisition of two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $54,000. The two buildings were constructed in July 2000 and June 2001 and have a total of approximately 225,000 square feet of rentable space. New Valley funded $40,500 of the purchase price with a non-recourse mortgage loan due in December 2006.

     Montauk Battery Realty LLC. During 2000 and 2001, New Valley acquired for approximately $1,744 a 37.2% ownership interest in Prudential Long Island Realty, the largest independently owned and operated residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Prudential Long Island Realty contributed their interests in Prudential Long Island Realty to Montauk Battery Realty LLC, a newly formed entity. New Valley acquired a 50% interest in Montauk as a result of an additional investment of approximately $1,413 by New Valley and the redemption by Prudential Long Island Realty of various ownership interests. As part of the transaction, Prudential Long Island Realty renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc for an additional ten-year term. The owners of Montauk also agreed, subject to receipt of any required regulatory approvals, to contribute to Montauk their interests in the related mortgage company.

     In March 2003, Montauk purchased the leading New York City - based residential brokerage firm, Insignia Douglas Elliman, and an affiliated property management company, for $71,250. As a result of the acquisition, Montauk's brokerage operations, to be known as Prudential Douglas Elliman, will be the largest residential brokerage company in the New York metropolitan area. New Valley invested an additional $9,500 in subordinated debt and equity of Montauk to help fund the acquisition. The subordinated debt bears interest at 12% per annum and is due in March 2013.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, issued by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. New Valley's consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements, which is located in Note 2. The following is a brief discussion of the more significant accounting policies and methods used by New Valley.

     General. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     Investment securities available for sale. At December 31, 2002, New Valley had investment securities available for sale of $13,391. New Valley classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses are included in other income. The cost of securities sold is determined based on average cost. Gains are recognized when realized in New Valley's consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. New Valley's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of New Valley's marketable securities, it is New Valley's policy to record a realized loss on such investment in the Company's consolidated statements of operations. In 2002, New Valley recorded a write down of $6,776 related to other-than-temporary declines of its investment securities.

     Long-Term Investments. At December 31, 2002, New Valley had long-term investments of $3,150, representing investments in various limited partnerships. The principal business of the limited partnerships is investing in real estate and investment securities. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its statement of operations.

     Income Taxes. The year 2000 was the only year out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated federal tax net operating loss, or NOL, carryforwards of approximately $156,900 as of December 31, 2002 and capital loss carryforwards of $6,600, which expire at various dates from 2006 through 2022. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax asset associated with these loss carryforwards if it is "more likely than not" that New Valley will not be able to utilize it to offset future taxes. Due to the size of the loss carryforwards in relation to New Valley's history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional operating companies, New Valley has not recognized any of this net deferred tax asset. New Valley currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

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

RESULTS OF OPERATIONS

     For the years ended December 31, 2002, 2001 and 2000, the results of continuing operations of New Valley's primary operating units are as follows. The operations of BrookeMil are included in real estate operations. For 2001, the operations of Western Realty Development are included in real estate operations. For 2000, New Valley's interest in Western Realty Development, which was accounted for on the equity method prior to December 29, 2000, is included in corporate and other activities. In December 2001, New Valley completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services, its former majority-owned subsidiary engaged in the investment banking and brokerage business. The broker-dealer operations are treated as discontinued operations in the consolidated financial statements and are discussed in the following discussion.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002       2001      2000
                                                              --------   --------   -------
Real estate:
  Revenues..................................................  $  1,001   $  9,966   $ 3,199
  Expenses..................................................     2,062     12,067     8,534
  Other income (expense)....................................     8,299    (20,945)       --
                                                              --------   --------   -------
  Operating income (loss) before taxes and minority
     interests..............................................  $  7,238   $(23,046)  $(5,335)
                                                              ========   ========   =======
Corporate and other:
  Revenues..................................................  $  4,013   $  2,735   $10,293
  Expenses..................................................    12,967     13,455    15,743
  Other (expense) income....................................   (20,347)    17,731    46,510
                                                              --------   --------   -------
  Operating (loss) income before taxes and minority
     interests..............................................  $(29,301)  $  7,011   $41,060
                                                              ========   ========   =======

THE YEAR 2002 COMPARED TO 2001

     Consolidated total revenues were $5,014 for the year ended December 31, 2002 versus $12,701 for the same period last year. The decrease in revenues of $7,687 is attributable primarily due to the sale of Western Realty Investments and the disposal of New Valley's remaining shopping center offset by increased net gains on the sale of investments.

  Real Estate

     Revenues from the real estate operations for the year ended December 31, 2002 decreased $8,965 primarily due to the absence of rental revenue of $8,024 from Western Realty Investments, which was sold in December 2001, and New Valley's remaining shopping center, which was disposed of in May 2002. The decreases in revenues and expenses were offset by the inclusion of rental revenues and related expenses associated with the two commercial office buildings, which New Valley purchased on December 13, 2002.

     Revenues from real estate operations in 2002 consisted of $661 of revenues from the shopping center disposed in May 2002 and $340 of revenues associated with the two commercial office buildings acquired in December 2002. Revenues from real estate in 2001 consisted of $8,024 from Western Realty Investments and $1,942, which was primarily from the shopping center disposed in 2002.

     Expenses of the real estate operations decreased $10,005 in the 2002 period due primarily to lower expenses as a result of the sale of Western Realty Investments and the shopping center. Expenses in 2002 consisted of $1,033 from the shopping center, which was disposed in May 2002, $800 related to BrookeMil's operations and $229 from the two commercial office buildings. The expenses related to BrookeMil's operations included $767 in additional general and administrative expenses for the year ended December 31, 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance. Expenses of the real estate operations in the 2001 period consisted of $8,669 from Western Realty Investments, $735 from BrookeMil and $2,663, primarily from the disposed shopping center. BrookeMil incurred expenses of $735 for the year ended December 31, 2001 in connection with the development of the Kremlin sites.

     Other income from real estate activities in 2002 consisted of gains on sale of real estate for the year ended December 31, 2002 of $8,484 in connection with the April 2002 sale of BrookeMil and $564 from the disposal of the shopping center offset by equity loss from real estate businesses of $749. The equity losses resulted from a loss of $1,343 related to New Valley's investment in Koa Investors, which owns the former Kona Surf Hotel in Kailua-Kona, Hawaii, and income of $594 from Montauk. Koa Investors' losses represent management fees and a loss of a deposit on an adjoining golf course, which it determined not to purchase. Koa Investors capitalizes all costs related to the acquisition and development of the property. Other expense from real estate activities for the year ended December 31, 2001 represented the $21,842 loss on the sale of Western Realty Investments, offset by a $897 gain from the sale of the shopping center.

  Corporate and other

     For the year ended December 31, 2002, New Valley's revenues of $4,013 related to corporate and other activities consisted of net gains on investments of $1,850 and interest and dividend income of $2,163. In the prior year, revenues related to corporate and other activities were $2,735, which consisted of interest and dividend income of $3,738 offset by losses on investments of $1,003. The decrease in interest and dividend income is due primarily to lower interest rates in 2002 versus 2001 offset by higher cash balances in the 2002 period.

     Corporate and other expenses of $12,967 for the year ended December 31, 2002 consisted primarily of employee compensation and benefits of $8,063 with the remainder being legal, insurance and other corporate expenses. Corporate and other expenses of $13,455 for the year ended December 31, 2001 consisted primarily of employee compensation and benefits of $6,849 with the remainder being legal, insurance and other corporate expenses. The increase in compensation expense in 2002 relates primarily to an increase of $1,500 of bonuses payable in 2002, offset by a $375 fee paid in 2001 to a director for his services in the LTS acquisition. New Valley's President and Chief Operating Officer received a $2,000 bonus for 2002 relating, among other things, to his role in the consummation of the acquisition of the office buildings and the related financing, and the increase in the Company's ownership in the residential brokerage business.

     Included in corporate revenues is income from computer software for 2001 related to a gain associated with the June 1999 sale of Thinking Machines' Darwin(R) software and services business to Oracle Corporation. In June 2001, Thinking Machines recognized a $250 gain from Oracle's payment of the remaining $250 from the $400 of the purchase price escrowed in connection with the sale.

     New Valley recorded a $338 charge for the year ended December 31, 2002 related to a provision for loss on its net investment in its 73% subsidiary, ThinkCorp Holdings Corporation, formerly known as Thinking Machines Corporation. In June 1999, ThinkCorp Holdings sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price included a contingent payment of up to $20,300 based on sales by Oracle of the Darwin product above specified sales targets during the three-year period ended November 30, 2002. Based on Oracle having informed ThinkCorp Holdings that the specified sales targets for the 2000 and 2001 periods were not achieved and the overall market conditions in the U.S. computer industry, New Valley determined it was more likely than not that it would not recover its investment in ThinkCorp Holding. Oracle subsequently advised ThinkCorp Holdings that the specified sales target for 2002 was likewise not met.

     During 2002, Ladenburg Thalmann Financial Services incurred significant operating losses as its revenues and liquidity were adversely affected by the overall declines in the U.S. equity markets and the continued weak operating environment for the broker-dealer industry. Accordingly, New Valley evaluated its ability to collect its $13,198 of notes receivable and related interest from Ladenburg Thalmann Financial Services at September 30, 2002. New Valley determined, based on the then current trends in the broker-dealer industry and Ladenburg's operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

     During the second half of 2002, the market value of certain marketable equity securities held by New Valley declined significantly. New Valley's management assessed the nature of the market declines by evaluating both the financial condition of the issuers of the underlying securities and conditions prevailing in the U.S. capital markets. As a result, New Valley's management determined that the declines were other-than-temporary declines and recorded an impairment of $6,776 for the year ended December 31, 2002. New Valley will continue to review its securities on a regular basis and evaluate whether any security has experienced an other-than-temporary decline in fair value. If such declines continue to occur in the future, New Valley will record additional realized losses from the declines in the Company's consolidated statements of operations.

     There was no income tax provision for the year ended December 31, 2002. The income tax provision related to the year ended December 31, 2001 related to Russian income tax expense at Western Realty

Investments. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

THE YEAR 2001 COMPARED TO 2000

  Real Estate

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

     Revenues from real estate in 2001 consisted of $8,024 from Western Realty Investments and $1,942, which was primarily from the shopping center disposed in 2002. Revenues from real estate in 2000 consisted of $3,199 were earned by New Valley's two U.S. shopping centers.

     Expenses of the real estate operations in the 2001 period consisted of $8,669 from Western Realty Investments, $735 from BrookeMil and $2,663, primarily from the disposed shopping center. BrookeMil incurred expenses of $735 for the year ended December 31, 2001, in connection with the development of the Kremlin sites. Expenses of the real estate operations in the 2000 period consisted of $4,614, primarily from New Valley's two U.S. shopping centers and $3,920 from BrookeMil. BrookeMil incurred expenses of $3,920 for 2000 related to the Kremlin sites. BrookeMil's expenses for the 2000 period consisted primarily of accrued interest expense of $3,373 associated with the participating loan from Western Realty Repin.

     Other expense from real estate activities for the year ended December 31, 2001 represented the $21,842 loss on the sale of Western Realty Investments, offset by a $897 gain from the sale of the shopping center.

  Corporate and other

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

     Corporate and other expenses were $13,455 for the year ended December 31, 2001, a decline of $2,288 from the prior year. Corporate and other expenses of $13,455 for the year ended December 31, 2001 consisted primarily of employee compensation and benefits of $6,849 with the remainder being legal, insurance and other corporate expenses. Corporate and other expenses of $15,743 for the year ended December 31, 2000 consisted primarily of employee compensation and benefits of $7,278 with the remainder being legal, insurance and other corporate expenses. The decline in corporate expenses was primarily the result of a decrease in legal and administrative expenses.

     Other income from corporate activities recorded during 2001 primarily related to a gain on lawsuit settlement arising from the resolution of an insurance claim involving New Valley's former Western Union satellite business. The other income recorded during 2000 primarily related to a gain of $52,421 on the sale of Western Tobacco Investments, offset by a loss of $5,597 from the operations of investees accounted for on the equity method.

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

     The consolidated financial statements of New Valley reflect the broker-dealer operations as discontinued operations for all periods presented. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of applicable income taxes and minority interests, as "Income (loss) from discontinued operations," and the net cash flows of these entities have been reports as "Net cash provided from discontinued operations." New Valley accounted for the discontinued operations of Ladenburg Thalmann Financial Services by prorating Ladenburg Thalmann Financial Services' income and expenses through December 20, 2001, the date of the distribution.

     Summarized operating results of the discontinued broker-dealer operations are as follows:

                                                        2001       2000
                                                      --------    -------
Revenues............................................  $ 88,473    $90,111
Expenses............................................   100,503     83,813
                                                      --------    -------
Operating (loss) income before income taxes and
  minority interests................................  $(12,030)   $ 6,298
                                                      ========    =======

     Gains on Disposal of Discontinued Operations. New Valley recorded a gain on disposal of discontinued operations of $4,346 for the year ended December 31, 2001 related to the adjustment of accruals established during New Valley's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various restructuring and tax accruals previously established and were made due to the completion of settlements related to these matters.

     In 2000, New Valley recorded a gain on disposal of discontinued operations of $17,879 related to the adjustment of accruals established during New Valley's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced restructuring, employee benefit and various tax accruals previously established and were made due to the completion of settlements or the expiration of statutes of limitations related to these matters.

LIQUIDITY AND CAPITAL RESOURCES

     New Valley's working capital decreased by $33,469 for the year ended December 31, 2002 and increased by $40,908 and $49,706 for the years ended December 31, 2001 and 2000, respectively.

     New Valley's working capital decreased to $80,159 at December 31, 2002 from $113,628 at December 31, 2001 primarily as a result of the purchase of the two commercial office buildings in December 2002 and New Valley's loss from continuing operations offset by the sale of BrookeMil in April 2002.

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

     During 2002, New Valley's cash and cash equivalents decreased from $92,069 to $82,113 due primarily to the purchase of the two commercial office buildings in December 2002 and New Valley's loss from continuing operations for the year ended December 31, 2002 offset by the receipt of $17,551 from the lawsuit and the sale of BrookeMil.

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

     Cash provided from operating activities for the year ended December 31, 2002 was $6,770 compared with cash used for operating activities for the year ended December 31, 2001 of $10,153. The difference is primarily due to the receipt of $17,551 offset by New Valley's loss from continuing operations.

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

     Cash used for investing activities for the year ended December 31, 2002 was $42,768 compared to cash provided from investing activities of $43,713 for the year ended December 31, 2001. The difference is primarily attributable to the purchase of the two commercial office buildings in 2002 for $54,258 versus the sale of Western Realty Investments in 2001 for $32,986 and $9,174 received from the sale of one of New Valley's two U.S. Shopping Centers in 2001, $8,010 of cash received in connection with the Ladenburg Thalmann Financial Services' acquisition in 2001, and net purchases of marketable securities and long-term investments of $2,090 in 2002 versus net sales of investment securities of $1,674 in 2001. The difference was offset by the sale of BrookeMil for $20,461, net of closing expenses, in 2002.

     Cash provided from investing activities for the year ended December 31, 2001 was $43,713 compared to $77,208 for the year ended December 31, 2000. The difference is primarily attributable to net sales of $1,674 of investment securities and long term investments in 2001 versus $23,929 in 2000. The amounts for 2001 also include $32,986 received from the sale of Western Realty Investments, the cash received of $8,010 in connection with the sale of Ladenburg Thalmann & Co. to Ladenburg Thalmann Financial Services in May 2001 and $9,174 received from the sale of one of New Valley's two U.S. shopping centers versus a distribution from joint venture of $57,208 in 2000.

     On December 13, 2002, New Valley completed the acquisition of two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $54,258. To finance a portion of the purchase price for the office buildings, on the closing date, New Valley borrowed $40,500 from HSBC Realty Credit Corporation (USA). The loan has a term of four years, bears interest at a floating rate of 2% above LIBOR, and is secured by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $54 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness. During the twelve months ended September 30, 2002, the buildings generated revenues of approximately $6,895 and net operating income, before depreciation and debt service, of approximately $4,936.

     The capital expenditures for the years ended December 31, 2001 and 2000 related to the development of the Kremlin sites ($2,642 and $3,663, respectively).

     As of December 31, 2002, New Valley had $674 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court. In August 2002, New Valley paid $2,000 to settle a claim for unclaimed monies that certain states were seeking on behalf of money transfer customers and the restructuring accruals were reduced by a corresponding amount in 2002. In connection with the settlement, New Valley reclassified $711 of accrued dividends to stockholders' equity for the year ended December 31, 2002.

     In March 2002, Ladenburg Thalmann Financial Services borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where Ladenburg Thalmann Financial Services receives at least $5,000 in total proceeds. In July 2002, Ladenburg Thalmann Financial Services borrowed an additional $2,500 from New Valley on the same terms. In November 2002, New Valley agreed, in connection with a $3,500 loan to Ladenburg Thalmann Financial Services by an affiliate of its clearing broker, to extend the maturity of the notes to December 31, 2006 and to subordinate the notes to the repayment of the loan.

     During 2002, Ladenburg Thalmann Financial Services incurred significant operating losses as its revenues and liquidity were adversely affected by the overall declines in the U.S. equity markets and the continued weak operating environment for the broker-dealer industry. Accordingly, New Valley evaluated its ability to collect its notes receivable and related interest from Ladenburg Thalmann Financial Services at September 30, 2002. These notes receivable included the $5,000 of notes issued in March 2002 and July 2002 and the $8,010 convertible note issued to New Valley in May 2001. Management determined, based on current trends in the broker-dealer industry and Ladenburg Thalmann Financial Services' operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

     On October 8, 2002, Ladenburg Thalmann Financial Services borrowed an additional $2,000 from New Valley. The loan, which bore interest at 1% above the prime rate, was repaid in December 2002 with the proceeds from the loan to Ladenburg Thalmann Financial Services from an affiliate of its clearing broker.

     In April 2002, New Valley sold the shares of BrookeMil for approximately $22,000 before closing expenses. New Valley recorded a gain of approximately $8,484 in the second quarter of 2002 in connection with the sale.

     New Valley holds a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is scheduled to reopen in 2004 as a Sheraton resort. New Valley is required to make additional investments of up to an aggregate of $6,600 at December 31, 2002 in the project. New Valley is also required to make additional investments in another limited partnership of up to $983 at December 31, 2002.

     During 2000 and 2001, New Valley acquired for approximately $1,744 a 37.2% ownership interest in Prudential Long Island Realty, the largest independently owned and operated real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Prudential Long Island Realty contributed their interests in Prudential Long Island Realty to Montauk Battery Realty LLC, a newly formed entity. New Valley acquired a 50% interest in Montauk as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Long Island Realty of various ownership interests.

     In March 2003, Montauk purchased the leading New York City - based residential brokerage firm, Insignia Douglas Elliman, and an affiliated property management company, for $71,250. As a result of the acquisition, Montauk's brokerage operations, to be known as Prudential Douglas Elliman, will be the largest residential brokerage company in the New York metropolitan area. New Valley invested an additional $9,500 in subordinated debt and equity of Montauk to help fund the acquisition. The subordinated debt bears interest at 12% per annum and is due in March 2013.

     Cash flows provided from financing activities were $26,042 for the year ended December 31, 2002 versus cash used in financing activities of $27,564 for the year ended December 31, 2001. The 2002 amount primarily consists of the issuance of a note payable of $40,500 in connection with the purchase of two commercial office buildings offset by a repayment of the participating loan to Apollo in connection with the sale of BrookeMil. The 2001 amount primarily consists of the net repayment of notes payable of $16,759 in connection with the sale of a shopping center in January 2001 and Western Realty in December 2001 and a decrease in margin loans payable of $4,675. The 2001 amount also included cash provided from financing activities of $2,981 in connection with borrowings under the participating loan.

     Cash flows used for financing activities were $27,564 for the year ended December 31, 2001 as compared to cash flows provided from financing activities of $2,881 for the year ended December 31, 2000. The decrease was primarily due to the net repayment of notes payable and other liabilities of $16,759 in 2001, the cash impact of the distribution of Ladenburg Thalmann Financial Services of $8,136 in 2001 and a decrease in margin loans payable of $4,675 in 2001 versus an increase of $3,692 in margin loans in 2000.

     In May 2001, Western Realty Development's Russian subsidiary entered into a credit agreement with ZAO Raiffeisenbank Austria. The subsidiary borrowed $8,700 in the third quarter of 2001 under the credit agreement, and $8,265 was outstanding at the time of the sale of Western Realty Investments. The principal balance was assumed in connection with the sale of Western Realty Investments.

     On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of March 21, 2003, New Valley had repurchased 1,185,615 shares for approximately $4,695.

     On January 15, 2003, New Valley announced it had reached an agreement in principal with Globalstar L.P., pursuant to which New Valley would invest $55,000 as part of a plan of reorganization of Globalstar. Globalstar, which is currently in bankruptcy, is engaged in the global mobile satellite telecommunications services business. On January 30, 2003, New Valley announced that the agreement in principle had terminated due to New Valley's inability to reach final agreement with Globalstar's Creditors Committee. New Valley has had continuing discussions with Globalstar regarding a proposed investment in its business.

     New Valley expects that its available capital resources will be sufficient to fund its currently anticipated cash requirements for 2003, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

CONTRACTUAL OBLIGATIONS

     As of December 31, 2002, New Valley was contractually obligated to make payments as follows:

                                                                PAYMENTS DUE BY PERIOD
                                                       ----------------------------------------
                                                                                         AFTER
          CONTRACTUAL OBLIGATIONS             TOTAL    1 YEAR   2-3 YEARS   4-5 YEARS   5 YEARS
          -----------------------            -------   ------   ---------   ---------   -------
Note payable...............................  $40,500   $  656    $1,312      $38,532      $--
Operating lease............................      136      136        --           --       --
Obligations under limited partnership
  agreements...............................    7,583    7,583        --           --       --
                                             -------   ------    ------      -------      ---
          Total............................  $48,219   $8,375    $1,312      $38,532      $--
                                             =======   ======    ======      =======      ===

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not impact on New Valley's consolidated financial statements for the year ended December 31, 2002.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 requires that liabilities for costs associated with an exit activity or disposal of long-lived assets be recognized when the liabilities are incurred and can be measured at fair value. SFAS No. 146 is effective for the Company for any exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of this statement.

     In November 2002, Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. The Company is currently assessing the impact of this interpretation.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123" was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee and director compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after such date. The Company has not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No. 148.

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. Although the Company does not believe this interpretation will have a material impact on its consolidated financial statements, it is evaluating the interpretation related to the potential impact associated with its equity investments in its real estate businesses.

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

  Equity Price Risk

     New Valley held investment securities available for sale totaling $13,391 at December 31, 2002. Adverse market conditions could have a significant effect on the value of New Valley's investments.

     New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

  Interest Rate Risk

     As of December 31, 2002, New Valley's outstanding debt has variable interest rates, which increases the risk of fluctuating interest rates. New Valley's exposure to market risk includes interest rate fluctuations in connection with its variable rate borrowings, which could adversely affect its cash flows. As of December 31, 2002, New Valley had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), New Valley's annual interest expense could increase or decrease by approximately $400.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 21, 2003, beginning on page 33 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is contained in New Valley's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     This information is contained in the Proxy Statement and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     This information is contained in the Proxy Statement and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is contained in the Proxy Statement and incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of New Valley's management, including its principal executive officer and principal financial officer, New Valley has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, its principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in New Valley's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) (1) INDEX TO 2002 CONSOLIDATED FINANCIAL STATEMENTS:

     The Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 21, 2003, appear on pages 33 through 57 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

     (A) (2) FINANCIAL STATEMENT SCHEDULES:

Schedule III -- Real Estate and Accumulated Depreciation.................Page 58

     (A)(3) EXHIBITS

*(3)(a)      Amended and Restated Certificate of Incorporation dated June
             4, 1999 of New Valley (incorporated by reference to Exhibit
             3(a) in New Valley's Form S-1, dated June 14, 1999,
             Registration No. 333-79837).
*(b) By-Laws of New Valley adopted July 29, 1996 (incorporated by reference to Exhibit (3)(ii) in New Valley's Quarterly
             Report on Form 10-Q for the quarterly period ended June 30,
             1996).
*(4)(a)      Form of Warrant Agreement, dated as of June 4, 1999, between
             American Stock Transfer & Trust Company, as Warrant Agent, and New Valley including form of warrant (incorporated by reference to Exhibit 4(c) in New Valley's Form S-1, dated
             June 14, 1999, Registration No. 333-79837).
*(b) Loan Agreement dated December 13, 2002 between New Valley and HSBC Realty Credit Corporation (USA), as Administrative
             Agent, including the form of Note (incorporated by reference to Exhibit 4.1 in New Valley's Current Report on Form 8-K dated December 13, 2002).
*(c)         Mortgage and Security Agreement dated December 13, 2002 from
             New Valley, as Mortgagor, to HSBC Realty Credit Corporation
             (USA), as Administrative Agent and Mortgagee (incorporated by reference to Exhibit 4.2 in New Valley's Current Report on Form 8-K dated December 13, 2002).
*(d)         Assignment of Leases and Rents dated December 13, 2002 by
             New Valley in favor of HSBC Realty Credit Corporation (USA), as Administrative Agent (incorporated by reference to Exhibit 4.3 in New Valley's Current Report on Form 8-K dated
             December 13, 2002).
*            Restricted Share Agreement, dated November 18, 1996, by and
 (10)(a)(i) between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(a)(ii) in New Valley's Form 10-K for the fiscal year ended December 31, 1996).
*(ii)        Option Agreement, dated November 18, 1996, between New
             Valley and Howard M. Lorber (incorporated by reference to
             Exhibit 10(a)(iii) in New Valley's Form 10-K for the fiscal year ended December 31, 1996).
*(iii)       New Valley Corporation 2000 Long-Term Incentive Plan
             (incorporated by reference to Appendix A of New Valley's
             Proxy Statement dated April 18, 2000).
*(iv)        New Valley Corporation Non-Employee Directors Stock Option
             Program (incorporated by reference to Appendix B of New
             Valley's Proxy Statement dated April 18, 2000).
*(b)(i) Employment Agreement, dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Bennett S. LeBow (incorporated by reference to Exhibit
             10(b)(i) in New Valley's Form 10-K for the fiscal year ended
             December 31, 1995).

*(ii) Employment Agreement ("Lorber Employment Agreement"), dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(b)(ii) in New Valley's Form 10-K for the fiscal year ended December 31, 1995).
*(iii)       Amendment dated January 1, 1998 to Lorber Employment
             Agreement (incorporated by reference to Exhibit 10(b)(iii) in New Valley's Form 10-K for the fiscal year ended December
             31, 1997).
*(iv)        Employment Agreement, dated September 22, 1995, between New
             Valley and Richard J. Lampen (incorporated by reference to
             Exhibit 10(c) in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).
*(v)         Employment Agreement, dated August 1, 1999, between New
             Valley and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.2 in New Valley's Quarterly Report on Form
             10-Q for the quarterly period ended June 30, 1999).
*(c) Expense Sharing Agreement, dated as of January 18, 1995, by and between Vector Group and New Valley (incorporated by reference to Exhibit 10(a) in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
             1995).
*(d)         Form of Margin Agreement, dated September 12, 1995, between
             ALKI and Bear Stearns & Co. (incorporated by reference to
             Exhibit 2 in the Schedule 13D filed by, among others, New
             Valley with the SEC on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).
*(e)(i)      Form of 7.50% Convertible Promissory Note due December 31,
             2005 in the principal amount of $8,010,000 of Ladenburg
             Thalmann Financial Services payable to NVCC (incorporated by reference to Exhibit 4.2 to Ladenburg Thalmann Financial
             Services' Current Report on Form 8-K/A dated August 31,
             2001).
*(ii)        Form of Pledge and Security Agreement between Ladenburg
             Thalmann Financial Services, NVCC, Berliner
             Effektengesellschaft AG ("Berliner"), Frost-Nevada, Limited
             Partnership and U.S. Bank Trust National Association, as collateral agent (incorporated by reference to Exhibit 10.3 in New Valley's Current Report on Form 8-K dated February
             16, 2001).
*(f)(i) Interest Purchase Agreement, dated December 21, 2001, between Western Realty Development, as the Seller, and Andante Limited, as the Purchaser (incorporated by reference to Exhibit 10.1 in New Valley's Current Report on Form 8-K dated December 20, 2001).
*(ii) Guaranty dated as of December 21, 2001 by New Valley in favor of Andante Limited (incorporated by reference to Exhibit 10.2 in New Valley's Current Report on Form 8-K dated December 20, 2001).
*(g) Purchase and Sale Agreement, dated as of November 27, 2002, between 100 College Road, LLC, as Seller, and New Valley
             Corporation, as Purchaser (incorporated by reference to Exhibit 10.1 in New Valley's Current Report on Form 8-K dated December 4, 2002).
*(h)         Operating Agreement of Montauk Battery Realty LLC dated
             December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley's Current Report on Form 8-K dated December
             13, 2002).
(21)         Subsidiaries of New Valley.
(23)         Consent of PricewaterhouseCoopers LLP relating to New
             Valley's Registration Statement on Form S-8 (No. 333-46370) and Registration Statement on Form S-3 (No. 333-79837).

*(99)(a)     Western Realty Development LLC's Consolidated Financial
             Statements for the year ended December 31, 2000
             (incorporated by reference to Exhibit 99 in New Valley's
             Form 10-K for the fiscal year ended December 31, 2000).
(b)          Certification of Chief Executive Officer, Pursuant to 18
             U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(c)          Certification of Chief Financial Officer, Pursuant to 18
             U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (B) REPORTS ON FORM 8-K:

                            DATE                              ITEMS   FINANCIAL STATEMENTS
                            ----                              -----   --------------------
December 5, 2002............................................   5, 7           None
December 20, 2002...........................................  2,5,7           None

                             NEW VALLEY CORPORATION

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002
                      ITEMS 8, 14(A)(1) AND (2), AND 14(D)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   Financial Statements and Schedules of the Registrant and its subsidiaries, required to be included in Items 8, 14(a)(1) and (2), and 14(d)
                               are listed below:

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
  Report of Independent Certified Public Accountants........   33
  Consolidated Balance Sheets as of December 31, 2002 and
     2001...................................................   34
  Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000.......................   35
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2002, 2001 and
     2000...................................................   36
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000.......................   37
  Notes to Consolidated Financial Statements................   38
FINANCIAL STATEMENT SCHEDULES:
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................   58
     Financial Statement Schedules not listed above have
     been omitted because they are not applicable or the
     required information is contained in the Consolidated
     Financial Statements or accompanying Notes
  Western Realty Development LLC
  The consolidated financial statements of Western Realty
  Development LLC for the year ended December 31, 2000 are
  filed as Exhibit 99 to this report and are incorporated
  herein by reference

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the
Stockholders of New Valley Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New Valley Corporation and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 21, 2003

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 82,113    $ 92,069
  Investment securities available for sale..................    13,391      20,902
  Restricted assets.........................................     1,811      17,380
  Other current assets......................................       402       2,714
                                                              --------    --------
          Total current assets..............................    97,717     133,065
                                                              --------    --------

Investments in real estate, net.............................    54,208      10,581
Investments in real estate business, net....................     7,808       6,894
Restricted assets...........................................       168           6
Furniture and equipment, net................................        35          35
Convertible notes receivable................................        --       8,010
Long-term investments, net..................................     3,150       3,150
Other assets................................................       462         957
                                                              --------    --------
          Total assets......................................  $163,548    $162,698
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable and long-term
     obligations............................................  $    644    $     84
  Accounts payable and accrued liabilities..................     5,741       7,574
  Prepetition claims and restructuring accruals.............       674       2,700
  Income taxes..............................................    10,499       9,079
                                                              --------    --------
          Total current liabilities.........................    17,558      19,437
                                                              --------    --------
Notes payable...............................................    39,856      11,142
Other long-term liabilities.................................     3,077       3,639
Commitments and contingencies...............................        --          --
Stockholders' equity:
  Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares authorized; 22,436,424 and 22,813,063 shares
     outstanding............................................       224         228
  Additional paid-in capital................................   863,676     864,171
  Accumulated deficit.......................................  (759,806)   (737,894)
  Accumulated other comprehensive (loss) income.............    (1,037)      1,975
                                                              --------    --------
          Total stockholders' equity........................   103,057     128,480
                                                              --------    --------
          Total liabilities and stockholders' equity........  $163,548    $162,698
                                                              ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2002           2001           2000
                                                              -----------    -----------    -----------
Revenues:
  Real estate leasing.......................................  $     1,001    $     9,966    $     3,199
  Gain (loss) on sale of investments, net...................        1,850         (1,003)         7,271
  Interest and dividend income..............................        2,163          3,738          3,022
                                                              -----------    -----------    -----------
         Total..............................................        5,014         12,701         13,492
                                                              -----------    -----------    -----------
Costs and expenses:
  Selling, general and administrative expenses..............       12,939         13,377         15,310
  Rental real estate activities, excluding interest.........        1,607          9,553          3,302
  Interest expense..........................................          483          2,592          5,665
                                                              -----------    -----------    -----------
         Total..............................................       15,029         25,522         24,277
                                                              -----------    -----------    -----------
Other results from continuing operations:
  Income from joint venture.................................           --             --         52,421
  Equity loss from real estate business.....................         (749)            --             --
  Gain (loss) on sale of real estate........................        9,048        (20,945)            --
  Gain on lawsuit settlement................................           --         17,620             --
  Gain on sale of assets....................................           --            250            150
  Provision for loss on net investment in subsidiary........         (338)            --             --
  Provision for uncollectibility of notes receivable........      (13,198)            --             --
  Provision for loss on investments.........................       (6,776)           (71)        (2,808)
  Other Loss................................................          (35)           (68)        (3,253)
                                                              -----------    -----------    -----------
         Total..............................................      (12,048)        (3,214)        46,510
                                                              -----------    -----------    -----------
(Loss) income from continuing operations before income taxes
  and minority interests....................................      (22,063)       (16,035)        35,725
Income tax provision........................................           --            260             --
Minority interests in loss from continuing operations of
  consolidated subsidiaries.................................         (151)          (594)          (323)
                                                              -----------    -----------    -----------
(Loss) income from continuing operations....................      (21,912)       (15,701)        36,048
Discontinued operations:
  (Loss) income from discontinued operations, net of
    minority interests in (loss) income of consolidated
    subsidiaries of $0, (4,845) and $1,212 and income tax
    (benefit) expense of $0, $(1,356) and $84...............           --         (5,829)         5,002
  Gain on disposal of discontinued operations...............           --          4,346         17,879
                                                              -----------    -----------    -----------
      (Loss) income from discontinued operations............           --         (1,483)        22,881
                                                              -----------    -----------    -----------
Net (loss) income...........................................  $   (21,912)   $   (17,184)   $    58,929
                                                              ===========    ===========    ===========
(Loss) income per common share (Basic):
  Continuing operations.....................................  $     (0.96)   $     (0.69)   $      1.57
  Discontinued operations...................................           --          (0.06)          0.99
                                                              -----------    -----------    -----------
      Net (loss) income per common share....................  $     (0.96)   $     (0.75)   $      2.56
                                                              ===========    ===========    ===========
Number of shares used in computation........................   22,757,296     22,826,226     23,040,332
                                                              ===========    ===========    ===========
(Loss) income per common share (Diluted):
  Continuing operations.....................................  $     (0.96)   $     (0.69)   $      1.56
  Discontinued operations...................................           --          (0.06)          0.99
                                                              -----------    -----------    -----------
      Net (loss) income per common share....................  $     (0.96)   $     (0.75)   $      2.55
                                                              ===========    ===========    ===========
Number of shares used in computation........................   22,757,296     22,826,226     23,072,975
                                                              ===========    ===========    ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             ACCUMULATED
                                                                 ADDITIONAL                     OTHER
                                                        COMMON    PAID-IN     ACCUMULATED   COMPREHENSIVE
                                                        SHARES    CAPITAL       DEFICIT        INCOME         TOTAL
                                                        ------   ----------   -----------   -------------   ---------
Balance, December 31, 1999............................   $232     $868,340      (779,639)      $ 2,446      $  91,379
  Comprehensive income:
    Net income........................................                            58,929                       58,929
    Other comprehensive income:
      Net change in unrealized gain on investment
         securities...................................                                            (175)          (175)
                                                                                                            ---------
         Total comprehensive income...................                                                         58,754
                                                                                                            ---------
  Compensation expense on stock option grants.........                 721                                        721
  Repurchase of common shares.........................     (3)      (1,166)                                    (1,169)
                                                         ----     --------     ---------       -------      ---------
Balance, December 31, 2000............................    229      867,895      (720,710)        2,271        149,685
  Comprehensive loss:
    Net loss..........................................                           (17,184)                     (17,184)
    Other comprehensive income:
      Net change in unrealized gain on investment
         securities...................................                                            (296)          (296)
                                                                                                            ---------
         Total comprehensive loss.....................                                                        (17,480)
                                                                                                            ---------
  Compensation expense on stock option grants.........                 906                                        906
  Effect of acquisition of LTS........................              15,171                                     15,171
  Repurchase of common shares.........................     (1)        (272)                                      (273)
  Distribution of LTS.................................             (19,529)                                   (19,529)
                                                         ----     --------     ---------       -------      ---------
Balance, December 31, 2001............................    228      864,171      (737,894)        1,975        128,480
  Comprehensive loss:
    Net loss..........................................                           (21,912)                     (21,912)
    Other comprehensive income:
      Net change in unrealized loss on investment
         securities...................................                                          (3,012)        (3,012)
                                                                                                            ---------
         Total comprehensive loss.....................                                                        (24,924)
                                                                                                            ---------
  Compensation expense on stock option grants.........                 416                                        416
  Exercise of stock options...........................      1          264                                        265
  Capitalization of dividends payable.................                 711                                        711
  Repurchase of common shares.........................     (5)      (1,886)                                    (1,891)
                                                         ----     --------     ---------       -------      ---------
Balance, December 31, 2002............................   $224     $863,676     $(759,806)      $(1,037)     $ 103,057
                                                         ====     ========     =========       =======      =========

  The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Cash flows from operating activities:
 Net (loss) income..........................................  $(21,912)  $(17,184)  $ 58,929
 Loss (income) from discontinued operations.................        --      1,483    (22,881)
                                                              --------   --------   --------
   Subtotal.................................................   (21,912)   (15,701)    36,048
                                                              --------   --------   --------
 Adjustments to reconcile net (loss) income to net cash
   provided from (used for) operating activities:
    Depreciation and amortization...........................       245      2,353      1,020
    Income from joint venture...............................        --         --    (52,421)
    Equity loss in real estate business.....................       749         --         --
    Provision for uncollectibility of notes receivable......    13,198         --         --
    Provision for loss on investments.......................     6,776         71      2,808
    (Gain) loss on sale of real estate, assets and sale or
     liquidation of investments.............................   (10,560)    21,698     (7,421)
    Stock-based compensation expense........................       416        930        541
    Minority interests in loss of consolidated
     subsidiaries...........................................      (151)      (594)      (323)
    Changes in assets and liabilities, net of effects from
     acquisitions and dispositions:
      Decrease (increase) in receivables and other assets...    18,366    (14,877)     5,897
      (Decrease) increase in accounts payable and accrued
      Liabilities...........................................      (357)    (4,033)     2,578
                                                              --------   --------   --------
Net cash provided from (used for) operating activities......     6,770    (10,153)   (11,273)
                                                              --------   --------   --------
Cash flows from investing activities:
   Sale or maturity of investment securities................     6,398     16,418     58,811
   Purchase of investment securities........................    (6,825)   (10,166)   (32,324)
   Sale or liquidation of long-term investments.............        --      1,133          4
   Purchase of long-term investments........................        --        (17)    (1,362)
   Purchase of real estate businesses.......................    (1,663)    (5,694)    (1,200)
   Sale of real estate, net of closing costs................    20,461     43,040         --
   Purchase of and additions to real estate.................   (54,945)    (2,642)    (3,663)
   Sale of other assets.....................................        --        250        150
   Payment of prepetition claims and restructuring
    accruals................................................    (2,026)    (3,129)      (376)
   (Increase) decrease in restricted assets.................      (168)       455      1,885
   Cash received in LTS acquisition.........................        --      8,010         --
   Purchase of LTS common stock.............................        --     (3,945)        --
   Cash acquired from joint venture.........................        --         --        648
   Contributions to joint venture...........................        --         --     (2,573)
   Distribution from joint venture..........................        --         --     57,208
   Repayment of notes receivable............................     3,000         --         --
   Issuance of notes receivable.............................    (7,000)        --         --
                                                              --------   --------   --------
Net cash (used for) provided from investing activities......   (42,768)    43,713     77,208
                                                              --------   --------   --------
Cash flows from financing activities:
   Proceeds from participating loan.........................        --      2,981        663
   (Decrease) increase in margin loans payable..............        --     (4,675)     3,692
   Repayment of participating loan..........................   (12,437)        --         --
   Payment of long-term notes and other liabilities.........       (36)   (26,283)      (284)
   Increase in long-term borrowings.........................    40,500      9,524         --
   Distributions by Western Realty Development..............        (8)      (324)        --
   Deferred financing costs.................................      (351)      (377)        --
   Repurchase of common shares..............................    (1,891)      (274)    (1,190)
   Cash impact of LTS distribution..........................        --     (8,136)        --
   Exercise of stock options................................       265         --         --
                                                              --------   --------   --------
Net cash (used for) provided from financing activities......    26,042    (27,564)     2,881
                                                              --------   --------   --------
Net cash provided from discontinued operations..............        --      4,006      1,739
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........    (9,956)    10,002     70,555
Cash and cash equivalents, beginning of year................    92,069     82,067     11,512
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 82,113   $ 92,069   $ 82,067
                                                              ========   ========   ========
Supplemental cash flow information:
 Cash paid during the year for:
   Interest.................................................  $    487   $  2,730   $  1,590
   Income taxes.............................................       196        123      1,037
Detail of acquisition of interest in consolidated joint
 venture:
 Historical value of assets acquired........................  $     --   $     --   $ 79,644
 Liabilities acquired.......................................        --         --     13,314
 Capital acquired...........................................        --         --     66,978
                                                              --------   --------   --------
 Net cash held by joint venture.............................  $     --   $     --   $    648
                                                              ========   ========   ========
Detail of acquisitions:
 Assets acquired, including cash............................  $     --   $ 62,024   $     --
 Liabilities assumed, including minority interest...........        --    (60,014)        --
 Increase in paid in capital................................        --    (15,171)        --
                                                              --------   --------   --------
 Cash received..............................................        --     13,161         --
 Less cash received associated with discontinued
   operations...............................................        --      5,151         --
                                                              --------   --------   --------
 Net cash received in acquisition...........................  $     --   $  8,010   $     --
                                                              ========   ========   ========
Detail of distributions:
 Assets distributed, including cash.........................  $     --   $(90,645)  $     --
 Liabilities distributed, including minority interest.......        --     79,252         --
 Decrease to paid in capital................................        --     19,529         --
                                                              --------   --------   --------
 Cash held by distributed subsidiary........................        --     (8,136)        --
 Less cash distributed......................................        --         --         --
                                                              --------   --------   --------
 Net cash...................................................  $     --   $ (8,136)  $     --
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

     Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

 Nature of Operations

     The Company is engaged in the real estate business and is seeking to acquire additional operating companies. The Company owns, through its New Valley Realty Division, two commercial office buildings in Princeton, N.J. and a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Montauk Battery Realty LLC, which operates a residential real estate brokerage company in the New York metropolitan area. In December 2001, New Valley completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services Inc. ("LTS"), its former majority-owned subsidiary engaged in the investment banking and brokerage business. The broker-dealer operations, which were the primary source of New Valley's revenues from May 1995 to December 2001, are treated as discontinued operations in the consolidated financial statements. At December 31, 2002, Vector Group Ltd. ("Vector"), New Valley's principal stockholder, owned 57.3% of New Valley's Common Stock.

 Reorganization

     The Company was originally organized in 1851 and operated for many years under the name "Western Union Corporation". In 1991, bankruptcy proceedings were commenced against the Company. In January 1995, the Company emerged from bankruptcy. As part of the plan of reorganization, the Company sold the Western Union money transfer and messaging services businesses and all allowed claims in the bankruptcy were paid in full.

     At December 31, 2002, the Company's remaining accruals totaled $674 for unsettled prepetition claims and restructuring accruals (see Note 14 ). The Company's accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the bankruptcy court.

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

     Fair Value of Financial Instruments. Investments in securities and securities sold, not yet purchased traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the reporting period. Futures contracts are valued at their last reported sales price. Investments in securities,

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
principally warrants, which have exercise or holding period restrictions, are valued at fair value as determined by the Company's management based on the intrinsic value of the warrants discounted for such restrictions. For cash and cash equivalents, restricted assets and short-term loans, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of long-term debt, including current portion, is estimated based on current rates offered to the Company for debt of the same maturities.

     Investment Securities. The Company classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Debt securities classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other income. The cost of securities sold is determined based on average cost.

     Gains are recognized when realized in the Company's consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. The Company's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of the Company's marketable securities, it is the Company's policy to record a realized loss on such investment in the Company's consolidated statements of operations. In 2002, the Company recorded a write down of $6,776 related to other-than-temporary declines of its investment securities.

     Restricted Assets. Restricted assets at December 31, 2002 consisted primarily of amounts held in escrow related to New Valley's real estate operations. Restricted assets at December 31, 2001 consisted primarily of $16,856 held in escrow by the United States District Court of New Jersey in connection with a settlement of a lawsuit (see Note 15), which cash was released to the Company in March 2002.

     Property and Equipment. Shopping centers were depreciated over periods approximating 25 years, the estimated useful life, using the straight-line method. Office buildings are depreciated over periods approximating 39 years, the estimated useful life, using the straight-line method. Furniture and equipment (including equipment subject to capital leases) is depreciated over the estimated useful lives, using the straight-line method. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, if shorter. The cost and the related accumulated depreciation are eliminated upon retirement or other disposition and any resulting gain or loss is reflected in operations. Repairs and maintenance costs are charged to expense as incurred.

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

     Real Estate Leasing Revenues. The real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned. The future minimum rents scheduled to be received on non-cancelable operating leases at December 31, 2002 are $6,578 in 2003, $6,578 in 2004, $6,666 in 2005, $6,532 in 2006, $5,232 in
2007 and $14,872 thereafter.

     Basic Income (Loss) Per Common Share. Basic net income (loss) per common share is based on the weighted average number of Common Shares outstanding.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     Diluted Income (Loss) Per Common Share. Diluted net income (loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the exercise of stock options and warrants if such exercise was dilutive. Options and warrants to purchase Common Shares of 12,290 and 0 were not included in the computation of diluted loss per share in 2002 and 2001, respectively, as the effect would have been anti-dilutive.

     Stock-Based Compensation. Compensation costs related to employee stock plans are recognized utilizing the intrinsic value-based method prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148.

     As of December 31, 2002, New Valley and Vector each had stock-based employee compensation plans (see Note 12). Had the fair value method of accounting been applied to the Company's and Vector's stock options granted to employees, the pro forma effect would have been as follows:

                                                            2002       2001      2000
                                                          --------   --------   -------
Net (loss) income applicable to Common Shares, as
  reported..............................................  $(21,912)  $(17,184)  $58,529
Deduct: Amortization of fair value of New Valley option
  grants................................................      (234)      (926)   (1,394)
Add: Stock option compensation included in Vector net
  income................................................       975        927       337
Deduct: Amortization of fair value of Vector option
  grants................................................    (1,688)    (1,688)   (1,688)
                                                          --------   --------   -------
Net (loss) income applicable to Common Shares, as
  adjusted..............................................  $(22,859)  $(18,871)  $55,784
                                                          ========   ========   =======
Adjusted net (loss) income per share -- basic and
  diluted...............................................  $  (1.00)  $  (0.83)  $  2.42
                                                          ========   ========   =======

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

  New Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not impact on the Company's consolidated financial statements for the year ended December 31, 2002.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 requires that liabilities for costs associated with an exit activity or disposal of long-lived assets be recognized when the liabilities are incurred and can be measured at fair value. SFAS No. 146 is effective for us for any exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of this statement.

     In November 2002, Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
for annual and interim financial statements that end after December 15, 2002. The Company is currently assessing the impact of this interpretation.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123" was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee and director compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after such date. The Company has not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No. 148.

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. Although the Company does not believe this interpretation will have a material impact on its consolidated financial statements, it is evaluating the interpretation related to the potential impact associated with the Company's equity investments in its real estate businesses.

3. INVESTMENT IN REAL ESTATE, INVESTMENT IN REAL ESTATE BUSINESSES AND NOTES PAYABLE

     The components of the Company's investment in real estate and the related non-recourse notes payable collateralized by such real estate at December 31, 2002 and 2001 are as follows:

                                                            2002                   2001
                                                          ---------   ------------------------------
                                                                                 WESTERN
                                                           OFFICE     SHOPPING    REALTY
                                                          BUILDINGS    CENTER     REPIN      TOTAL
                                                          ---------   --------   --------   --------
Land....................................................   $ 7,636    $ 2,510    $     --   $  2,510
Buildings...............................................    46,622     11,198          --     11,198
Kremlin sites...........................................        --         --      37,427     37,427
Participating loan......................................        --         --     (38,406)   (38,406)
                                                           -------    -------    --------   --------
          Total.........................................    54,258     13,708        (979)    12,729
  Less accumulated depreciation.........................       (50)    (2,148)         --     (2,148)
                                                           -------    -------    --------   --------
     Net investment in real estate......................   $54,208    $11,560    $   (979)  $ 10,581
                                                           =======    =======    ========   ========
Notes payable...........................................   $40,500    $11,226          --   $ 11,226
Current portion of notes payable........................       644         84          --         84
                                                           -------    -------    --------   --------
Notes payable -- long-term portion......................   $39,856    $11,142    $     --   $ 11,142
                                                           =======    =======    ========   ========

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

  Office Buildings

     New Valley completed the acquisition of two commercial office buildings in Princeton, N.J. on December 13, 2002 for $54,258. A portion of the purchase price was financed with a mortgage loan of $40,500, which is due in December 2006. The loan bears interest at a floating rate of 2% above LIBOR, and is collateralized by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $54 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.

     New Valley's President and Chief Operating Officer received a $2,000 bonus for 2002 relating, among other things, to his role in the consummation of the acquisition of the office buildings and the related financing and the increase in the Company's ownership in the residential brokerage business discussed below.

  Shopping Center

     In May 2002, New Valley disposed of its Kanawha, West Virginia shopping center and recorded a gain of $564 for the year ended December 31, 2002, which represented the shopping center's negative book value, in connection with the disposal. No proceeds were received in the disposal.

     In February 2001, the Company sold its Royal Palm Beach, Florida shopping center for $9,500 before closing adjustments and expenses and recorded a gain of $897 for the year ended December 31, 2001.

  Residential Brokerage Business

     During 2000 and 2001, New Valley acquired for approximately $1,744 a 37.2% ownership interest in B&H Associates of NY, doing business as Prudential Long Island Realty ("Realty"), a residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Realty contributed their interests in Realty to Montauk Battery Realty LLC ("Montauk"), a newly formed entity. New Valley acquired a 50% interest in Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Realty of various ownership interests. As part of the transaction, Realty renewed for a ten-year term its franchise agreement with The Prudential Real Estate Affiliates, Inc. The owners of Realty also agreed, subject to receipt of any required regulatory approvals, to contribute to Montauk their interests in the related mortgage company.

     In March 2003, Montauk purchased the New York City - based residential brokerage firm, Insignia Douglas Elliman, and an affiliated property management company, for $71,250. Following the acquisition, Montauk's brokerage operations will be known as Prudential Douglas Elliman. New Valley invested an additional $9,500 in subordinated debt and equity of Montauk to help fund the acquisition. The subordinated debt bears interest at 12% per annum and is due in March 2013.

     New Valley accounts for its interest in Montauk on the equity method and recorded income of $594 in 2002 associated with Montauk.

  Hawaiian Hotel

     In 2001, together with developer Brickman Associates and other investors, New Valley acquired control of the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is scheduled to reopen in 2004 as a Sheraton resort. The Company, which holds a 50% interest in KOA Investors LLC, the owner of the hotel, has invested $5,900 in the project and is required to make additional investments of up to an aggregate of $6,600 as of December 31, 2002.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     The Company accounts for its investments in the Kona Surf Hotel under the equity method and recorded losses of $1,343 in 2002 associated with the property. Koa Investors' losses represent management fees and a loss of a deposit on an adjoining gold course, which it determined not to purchase. Koa Investors capitalizes all costs related to the acquisition and development of the property.

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

     Western Realty Development had three classes of equity: Class A interests, represented 30% of the ownership of Western Realty Development, and Class B and Class C interests, which collectively represented 70% of the ownership of Western Realty Development. Prior to December 29, 2000, Apollo owned the Class A interests, New Valley owned the Class B interests and BrookeMil owned the Class C interests. On December 29, 2000, WRD Holding Corporation, a wholly-owned subsidiary of New Valley, purchased for $4,000 29/30ths of the Class A Interests of Western Realty Development previously held by Apollo. WRD Holding paid the purchase price of $4,000 with a promissory note due November 30, 2005. The note, which was collateralized by a pledge of the purchased Class A interests, bore interest at a rate of 7% per annum, compounded annually. The outstanding principal balances of the note, which were classified in other long-term liabilities in the consolidated balance sheets at December 31, 2002 and 2001, were $8 and $290, respectively.

     As a result of the purchase of the Class A interests, New Valley and its subsidiaries were entitled to 99% of subsequent distributions from Western Realty Development and Apollo was entitled to 1% of subsequent distributions. Accordingly, effective December 29, 2000, New Valley no longer accounted for its interests in Western Realty Development using the equity method of accounting and Western Realty Development became a consolidated subsidiary of New Valley.

     Summarized financial information for the period from January 1, 2000 to December 29, 2000 for Western Realty Development follows:

                                                           JANUARY 1, 2000 TO
                                                           DECEMBER 29, 2000
                                                           ------------------
Revenues.................................................       $ 9,782
Costs and expenses.......................................         8,678
Real estate impairment charge............................            --
Accretion of return on participating loan................         3,460
Gain on sale of Western Tobacco Investments..............        84,417
Income tax expense.......................................           207
                                                                -------
Net income...............................................       $88,774
                                                                =======

     Western Realty Development made a $30,000 participating loan to, and payable out of a 30% profits interest in, Western Tobacco Investments LLC, which held the interests of Brooke (Overseas) Ltd., a wholly-owned subsidiary of Vector, in Liggett-Ducat Ltd. In August 2000, Vector completed the sale of Western Tobacco Investments to Gallaher Group Plc and the proceeds were divided between Vector and Western Realty Development in accordance with the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, the Company received $57,358 in cash proceeds from the

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
sale and Apollo received $68,402. The Company recorded a gain of $52,512 in connection with the transaction during the year ended December 31, 2000.

     On December 21, 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments LLC, the entity through which Western Realty Development owned Ducat Place II and the adjoining Ducat Place III site. The purchase price for the sale was approximately $42,000 including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $22,000, and Apollo received approximately $9,500. New Valley recorded a loss of $21,842 in connection with the sale in 2001.

     Western Realty Repin LLC. In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BrookeMil. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. The Kremlin Sites were planned for development as a residential and hotel complex subject to market conditions and the availability of financing. As of December 31, 2001, BrookeMil had invested $37,427 in the Kremlin sites. The amounts were classified, net of participating loan payable of $38,406 at December 31, 2001 as "Investment in real estate, net" in the consolidated balance sheet.

     On April 30, 2002, New Valley sold the shares of BrookeMil for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were the Company's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin participating loan to BrookeMil, New Valley received approximately $7,500 of the net proceeds from the sale and Apollo received approximately $12,500 of the proceeds. New Valley recorded a gain on the sale of real estate of $8,484 for the year ended December 31, 2002 in connection with the sale of the property, which had a negative book value of $979 prior to the sale. New Valley also recorded $767 in additional general and administrative expenses in 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance.

  Pro forma results

     The following table presents unaudited pro forma results from continuing operations as if the purchase of the office buildings and the sale of Western Realty Investments had occurred on January 1, 2001. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of each respective date.

                                                               PRO FORMA      PRO FORMA
                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Revenues....................................................    $ 12,040        $10,056
                                                                ========        =======
(Loss) income from continuing operations....................    $(19,607)       $ 7,625
                                                                ========        =======
(Loss) income from continuing operations per common share
  (basic and diluted).......................................    $  (0.86)       $  0.33
                                                                ========        =======

4.  INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of stockholders' equity. The Company had net unrealized (losses) gains on investment securities available for sale of $(1,037) and $1,975 at December 31, 2002 and 2001, respectively. The Company realized gains (losses) on sales of investment securities available for sale of $1,850, $(1,887) and $7,271 for the years ended December 31, 2002, 2001 and 2000, respectively. Realized gains reduced other comprehensive income in the year of realization, while realized losses increased other comprehensive income

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
in the year of realization. In addition, the Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities totaling $6,776 for the year ended December 31, 2002. See Note 2.

     The components of investment securities available for sale are as follows:

                                                              GROSS        GROSS
                                                            UNREALIZED   UNREALIZED    FAIR
                                                   COST        GAIN         LOSS       VALUE
                                                  -------   ----------   ----------   -------
2002
Marketable equity securities....................  $14,428     $   --       $1,037     $13,391
                                                  =======     ======       ======     =======
2001
Marketable equity securities....................  $18,927     $1,933       $2,835     $18,025
Marketable warrants.............................       --      2,877           --       2,877
                                                  -------     ------       ------     -------
Investment securities...........................  $18,927     $4,810       $2,835     $20,902
                                                  =======     ======       ======     =======

5.  NOTES RECEIVABLE

     In March 2002, LTS borrowed $2,500 from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds. In July 2002, LTS borrowed an additional $2,500 from New Valley on the same terms. In November 2002, New Valley agreed, in connection with a $3,500 loan to LTS by an affiliate of its clearing broker, to extend the maturity of the notes to December 31, 2006 and to subordinate the notes to the repayment of the loan.

     During 2002, LTS incurred significant operating losses as its revenues and liquidity were adversely affected by the overall declines in the U.S. equity markets and the continued weak operating environment for the broker-dealer industry. Accordingly, New Valley evaluated its ability to collect its notes receivable and related interest from LTS at September 30, 2002. These notes receivable included the $5,000 of notes issued in March 2002 and July 2002 and the $8,010 convertible note issued to New Valley in May 2001 (see Note 19). New Valley evaluated its ability to collect the $13,198 of notes and interest receivable from LTS at September 30, 2002. New Valley determined, based on current trends in the broker-dealer industry and LTS's operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

     On October 8, 2002, LTS borrowed an additional $2,000 from New Valley. The loan, which bore interest at 1% above the prime rate, was repaid in December 2002 with the proceeds from the loan to LTS from an affiliate of its clearing broker.

6.  LONG-TERM INVESTMENTS

     Long-term investments consisted of investments in the following:

                                                      DECEMBER 31, 2002    DECEMBER 31, 2001
                                                      ------------------   -----------------
                                                      CARRYING    FAIR     CARRYING    FAIR
                                                       VALUE      VALUE     VALUE     VALUE
                                                      --------   -------   --------   ------
Limited partnerships................................   $3,150    $10,694    $3,150    $9,987

     The principal business of the partnerships is investing in real estate and investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The Company's estimates of the fair value of its

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships up to an aggregate of $983 at December 31, 2002. In addition, the investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

     The Company recognized gains of $883 on liquidations of investments of certain limited partnerships for the year ended December 31, 2001. During 2001 and 2000, the Company determined that a permanent impairment in the value of its investments in various online businesses had occurred and, accordingly, $71 and $2,808, respectively, was provided as an impairment charge.

7.  PENSIONS AND RETIREE BENEFITS

     The Company maintains 401(k) plans for substantially all employees. These 401(k) plans allow eligible employees to invest a percentage of their pre-tax compensation. The Company made a discretionary match of 3% of its employee's contributions to the 401(k) plans in 2002, which totaled $28. The Company did not make discretionary contributions to these 401(k) plans in 2001 and 2000.

8.  COMMITMENT AND CONTINGENCIES

  Leases

     The Company remits to Vector, under an expense sharing agreement, rent expense related to a noncancelable lease agreement for office space, expiring in May 2003. See Note 16. Vector has informed the Company it is in negotiations to extend the existing lease. Rental expense for operating leases was $183 in 2002, $434 in 2001 and $763 in 2000.

  Investment Company Act of 1940

     The Investment Company Act and its regulations generally impose substantive restrictions on a company that owns "investment securities" having a value in excess of 40% of the company's "total assets". Following the distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia, New Valley was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2, which expired on December 19, 2002. Prior to that time, through New Valley's acquisition of the two office buildings in Princeton, N.J. and the increase to 50% of its ownership in Montauk, New Valley was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, New Valley is required to determine the value of its total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If New Valley were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management. For example, it would be prohibited from entering into principal transactions and joint transactions with affiliates. It would also be prohibited from issuing convertible securities and options and would be subject to limitations on leverage.

  Lawsuits

     In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke Group Holding Inc. ("Brooke Group Holding"), an indirect wholly-owned subsidiary of Vector in the Delaware Chancery Court by a stockholder of the Company. The suit alleges that the Company's purchase of the BrookeMil shares from Brooke (Overseas) Ltd., which was then an indirect subsidiary of Brooke Group Holding, in January 1997 constituted a self-dealing transaction which involved the

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
payment of excessive consideration by the Company. The plaintiff seeks a declaration that the Company's directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. Brooke Group Holding and the Company believe that the allegations in the case are without merit. Discovery in the case has commenced.

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

     As of December 31, 2002, New Valley had $674 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court. On August 8, 2002, the Company paid $2,000 to settle a claim for unclaimed monies that certain states were seeking on behalf of money transfer customers and the restructuring accruals were reduced by a corresponding amount in the third quarter of 2002. In connection with the settlement, the Company reclassified $711 of accrued dividends to stockholders' equity for the year ended December 31, 2002.

9.  FEDERAL INCOME TAX

     At December 31, 2002 the Company had $83,793 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax asset as it is presently deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change. The provision for income taxes, which represented the effect of the alternative minimum tax and state income taxes for the three years ended December 31, 2002, 2001 and 2000, does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the change in the valuation allowance relating to deferred tax assets. The provision for income taxes on continuing operations differs from the amount of income

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pretax income from continuing operations as a result of the following differences:

                                                            2002       2001      2000
                                                          --------   --------   -------
(Loss) income from continuing operations................  $(21,912)  $(15,441)  $36,048
                                                          --------   --------   -------
Provision under statutory U.S. tax rates................    (7,669)    (5,404)   12,617
Increase in taxes resulting from:
  Nontaxable items......................................     1,774        944     3,520
  State taxes, net of Federal benefit...................      (876)        33     2,138
  Foreign taxes.........................................        --        227        --
  Distribution of LTS...................................        --      7,180     1,696
Increase (decrease) in valuation reserve, net of equity
  and tax audit adjustments.............................     6,771     (2,720)  (19,971)
                                                          --------   --------   -------
     Income tax provision...............................  $     --   $    260   $    --
                                                          ========   ========   =======

     Income taxes associated with discontinued operations and extraordinary items have been shown net of the utilization of the net operating loss carryforward and the change in other deferred tax assets.

     Deferred tax amounts are comprised of the following at December 31:

                                                                2002       2001
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforward:
     Restricted net operating loss..........................  $     --   $  3,113
     Unrestricted capital loss..............................     2,642         --
     Unrestricted net operating loss........................    63,074     46,418
  Other.....................................................    18,077     30,220
                                                              --------   --------
          Total deferred tax assets.........................    83,793     79,751
                                                              --------   --------
Deferred tax liabilities:
  Other.....................................................        --       (794)
                                                              --------   --------
          Total deferred tax liabilities....................        --       (794)
                                                              --------   --------
Net deferred tax assets.....................................    83,793     78,957
Valuation allowance.........................................   (83,793)   (78,957)
                                                              --------   --------
Net deferred taxes..........................................  $     --   $     --
                                                              ========   ========

     The Company has established a liability for income taxes payable for various federal and state taxes based on income. The Company is being audited by federal and state revenue divisions, including an audit by the Internal Revenue Service of the Company's 1998 and 1999 tax years. The Company believes it has adequately reserved for any potential adjustments as a result of the audits.

     As of December 31, 2002, the Company had consolidated net operating loss carryforwards of approximately $156,900 and consolidated capital loss carryforwards of $6,600 for tax purposes, which expire at various dates from 2006 through 2023.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

10.  OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities, excluding notes payable, are as follows:

                                                      DECEMBER 31, 2002     DECEMBER 31, 2001
                                                     -------------------   -------------------
                                                     LONG-TERM   CURRENT   LONG-TERM   CURRENT
                                                      PORTION    PORTION    PORTION    PORTION
                                                     ---------   -------   ---------   -------
Retiree and disability obligations.................   $2,895      $500      $3,277      $500
Other long-term liabilities........................      182        --         362        --
                                                      ------      ----      ------      ----
          Total other long-term liabilities........   $3,077      $500      $3,639      $500
                                                      ======      ====      ======      ====

11.  WARRANTS

     As of December 31, 2002 and 2001, there were 17,867,438 and 17,867,566 warrants outstanding, respectively. Each warrant entitles the holder to purchase one Common Share at an exercise price of $12.50 per share. The warrants became exercisable on June 14, 1999 and terminate five years thereafter. The Company may redeem the warrants for $0.01 per warrant on 30 days' notice to the holders if, any time after June 4, 2002, the average reported closing price or bid price of a Common Share exceeds $12.50 for any 20 consecutive trading days ending within five days before the date of such notice. The warrants may instead be exercised following such notice and before redemption.

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

     Subsequent to the LTS distribution on December 20, 2001, holders of New Valley's outstanding warrants are entitled, upon exercise of a warrant and payment of the $12.50 exercise price per warrant, to receive a common share of New Valley and a cash payment of $1.20, an amount equal to 0.988 of the current market price of a share of LTS common stock on December 20, 2001. The current market price was determined based on the average daily closing prices for a share of LTS common stock for the 15 consecutive trading days commencing 20 trading days before December 20, 2001.

12.  STOCK OPTION PLANS

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

     On March 22, 2000, the Company granted incentive and non-qualified stock options to purchase a total of 1,196,299 common shares to approximately 100 employees of LTS. On October 27, 2000, the Company granted options for an additional 28,266 common shares to two employees of LTS. In the case of both grants, the exercise price of the options was $3.875 per share, the fair market value on the date of grant. The options had terms of between seven and ten years and vested over periods of three to five years after the date of grant. Following New Valley's distribution of its LTS shares on December 20, 2001, LTS was no longer a subsidiary

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
of New Valley under the terms of the Stock Plan. As a result, for purposes of the Stock Plan, the recipients' employment by a subsidiary of New Valley was deemed to have terminated as of December 20, 2001 and all unexercised options expired on March 20, 2002.

     On January 19, 2000, the Company also adopted the Non-Employee Directors Stock Option Program, which was approved by the stockholders of the Company on May 24, 2000. A total of 200,000 common shares are issuable under the program, subject to adjustment. Under the program, each non-employee director will receive an option to acquire 10,000 common shares upon the later of the adoption of the program or the date such individual becomes a non-employee director. In addition, commencing with the 2001 annual meeting of stockholders and with respect to each subsequent annual meeting, an option to acquire an additional 5,000 common shares will be granted automatically to each non-employee director upon reelection as a director. The exercise price for each option awarded under the program will be equal to the fair market value of a common share on the date of grant. Each option will become exercisable on the first anniversary of the date of grant. On the date of adoption of the program, options to purchase a total of 40,000 common shares for an exercise price of $4.6875 per share were issued to the four non-employee directors of the Company. Options for an additional 20,000 common shares were issued under the plan to non-employee directors in 2001 with an exercise price of $3.57 per share, and options for an additional 20,000 common shares were issued under the plan to non-employee directors in 2002 with an exercise price of $4.15 per share.

     On November 18, 1996, the Company granted an executive officer and director of the Company nonqualified options to purchase 330,000 Common Shares at a price of $.58 per share and 97,000 Class B Preferred Shares at a price of $1.85 per share. These old common share options were changed into options to purchase 33,000 Common Shares and 99,000 Warrants for an aggregate exercise price of $191 in connection with the plan of recapitalization. The options on the Class B Preferred Shares were changed into options to purchase 32,333 Common Shares and 485,000 Warrants at an aggregate exercise price of $179 in connection with the Company's 1999 plan of recapitalization. These options became fully vested on July 1, 2002 and may be exercised on or prior to July 1, 2006.

  Vector

     Executive officers of New Valley participate in the 1999 Long-Term Incentive Plan sponsored by Vector. The Vector stock plan provides for grants to key employees of Vector and its subsidiaries of stock options and various other stock-based awards. The options granted under the plan in 1999 entitle the recipients to purchase shares of Vector common stock at a price either equal to, or in excess of, the fair market value on the date of grant. The participants also receive dividend equivalent rights on both vested and unvested option shares. The options granted under the plan have a ten-year term and become exercisable on the fourth anniversary of the date of grant, subject to earlier exercise upon a change of control or death or disability.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     A summary of the Company's stock options granted to employees and non-employee directors follows:

  New Valley

                                                                                         WEIGHTED
                                                            NUMBER OF      EXERCISE      AVERAGE
                                                             SHARES         PRICE       FAIR VALUE
                                                            ---------   --------------  ----------
Outstanding on December 31, 1999..........................     65,333    $5.55-$5.80      $27.15
  Granted.................................................  1,264,565   $3.875-$4.6875    $ 2.60
  Exercised...............................................          0
  Cancelled...............................................    (58,810)
                                                            ---------
Outstanding on December 31, 2000..........................  1,271,088    $3.875-$5.80     $ 3.86
  Granted.................................................     20,000       $3.57         $ 2.61
  Exercised...............................................          0
  Cancelled...............................................   (959,475)
                                                            ---------
Outstanding on December 31, 2001..........................    331,613   $3.57 - $5.80     $ 7.50
  Granted.................................................     20,000       $4.15         $ 2.13
  Exercised...............................................    (68,276)
  Cancelled...............................................   (138,004)
                                                            ---------
Outstanding on December 31, 2002..........................    145,333   $3.57 - $5.80     $13.74
                                                            =========
Options exercisable at:
  December 31, 2000.......................................    234,720
  December 31, 2001.......................................    300,724
  December 31, 2002.......................................    125,333

  Vector

     A summary of Vector options granted to New Valley employees since New Valley became a subsidiary of Vector on June 4, 1999 follows. Such table includes only option grants to the Company's employees who were not also employees of Vector at the time of the grant.

                                                                                      WEIGHTED
                                                              NUMBER OF   EXERCISE    AVERAGE
                                                               SHARES      PRICE     FAIR VALUE
                                                              ---------   --------   ----------
Outstanding on December 31, 1999............................   545,000     $15.44      $12.39
  Granted...................................................         0
  Adjustment for stock dividend.............................    27,250
  Cancelled.................................................         0
                                                               -------
Outstanding on December 31, 2000............................   572,250     $14.70      $11.80
  Granted...................................................         0
  Adjustment for stock dividend.............................    28,613
  Cancelled.................................................         0
                                                               -------
Outstanding on December 31, 2001............................   600,863     $14.00      $11.23
  Granted...................................................         0
  Adjustment for stock dividend.............................    30,043
  Cancelled.................................................         0
                                                               -------
Outstanding on December 31, 2002............................   630,906     $13.33      $10.69
                                                               =======

     None of the Vector options were exercisable at December 31, 2002 and 2001.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the FASB issued the fair value method. SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options.

     The estimated fair value at grant date of options granted in 2002 was $43. The estimated fair value in 2002 was calculated using the Black-Scholes option pricing model, based upon the following assumptions: volatility of 31.89%, a risk-free rate of return of 4.12%, an expected life of 10 years, a dividend rate of 0% and no forfeitures. The estimated fair value at grant date of options granted in 2001 was $52. The estimated fair value in 2001 was calculated using the Black-Scholes option pricing model, based upon the following assumptions: volatility of 58.12%, a risk-free of return of 5.34%, an expected life of 10 years, a dividend rate of 0% and no forfeitures. The estimated fair value at grant date of options granted in 2000 was $3,288. The estimated fair value in 2000 was calculated using the Black-Scholes option pricing model, based upon the following assumptions: volatility ranging from 44.45% to 54.74%, a risk-free of return ranging from the 5.79% to 6.69%, an expected life of 10 years, a dividend rate of 0% and no forfeitures.

13.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The composition of accounts payable and accrued liabilities is as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002      2001
                                                              ------    ------
Accounts payable and accrued liabilities:
  Accrued compensation......................................  $2,057    $  650
  Unearned revenues.........................................     103        --
  Taxes.....................................................      --        65
  Accrued expenses and other liabilities....................   3,581     6,859
                                                              ------    ------
          Total.............................................  $5,741    $7,574
                                                              ======    ======

14.  PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

     The following is a schedule of prepetition claims and restructuring accruals at December 31, 2002 and 2001. The remaining prepetition claims may be subject to future adjustments depending on pending discussions with the various parties and the decisions of the bankruptcy court.

                                                               DECEMBER 31,
                                                              ---------------
                                                              2002      2001
                                                              ----     ------
Restructuring accruals(a)...................................  $674     $  700
Money transfer payable(b)...................................    --      2,000
                                                              ----     ------
          Total.............................................  $674     $2,700
                                                              ====     ======

---------------

(a) Restructuring accruals at December 31, 2002 consisted of $600 of disputed claims, primarily related to former employee benefits, and $74 for other restructuring accruals. Restructuring accruals at December 31, 2001 consisted of $600 of disputed claims, primarily related to former employee benefits, and $100 of other restructuring accruals.
(b) Represents unclaimed money transfers issued by the Company prior to January 1, 1990. On August 8, 2002, the Company paid $2,000 to settle a claim for unclaimed monies that certain states were seeking on behalf of money transfer customers.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

15.  LAWSUIT SETTLEMENT

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

16.  RELATED PARTY TRANSACTIONS

     At December 31, 2002, Vector, a company under the control of Bennett S. LeBow, Chairman of the Company's Board of Directors, owned approximately 57.3% of the Company's Common Shares. Several of the other officers and directors of the Company are also affiliated with Vector. In 1995, the Company signed an expense sharing agreement with Vector pursuant to which certain lease, legal and administrative expenses are allocated to the entity incurring the expense. The Company expensed approximately $236 in 2002, $482 in 2001 and $344 in 2000 under this agreement.

     During 2001, the Company paid a fee of $750 to a director of the Company who served as President of Ladenburg Thalmann. The fee was paid for his services in connection with the closing of the acquisition of Ladenburg Thalmann by LTS. One-half of the fee was reimbursed to the Company by Ladenburg Thalmann.

     An executive officer of the Company served as Chief Financial Officer of LTS from June 2001 through October 2002. In 2002, LTS accrued compensation of $100 for this executive officer in connection with his services, which is payable in four quarterly installments commencing April 1, 2003. Various executive officers and directors of the Company serve as members of the Board of Directors of LTS, which is indebted to the Company. See Note 5.

     A director of the Company serves as a managing director of an investment bank that provided services to Brooke (Overseas) in connection with the 2000 sale of Western Tobacco Investments. Brooke (Overseas) paid this firm $750 in connection with such services. An executive officer and director of the Company is a shareholder and registered representative in a broker-dealer to which the Company paid $87 in 2002, $12 in 2001 and $101 in 2000 in brokerage commissions and other income. This executive officer, a firm of which he serves as chairman of the board, and the firm's affiliates, received ordinary and customary insurance commissions aggregating approximately $140 in 2002, $162 in 2001 and $27 in 2000 on various insurance policies issued for the Company and its subsidiaries and investees.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                            DECEMBER 31, 2002    DECEMBER 31, 2001
                                                            ------------------   ------------------
                                                            CARRYING    FAIR     CARRYING    FAIR
                                                             AMOUNT     VALUE     AMOUNT     VALUE
                                                            --------   -------   --------   -------
Financial assets:
  Cash and cash equivalents...............................  $82,113    $82,113   $92,069    $92,069
  Investments available for sale..........................   13,391     13,391    20,902     20,902
  Restricted assets.......................................    1,811      1,811    17,380     17,380
  Long-term investments...................................    3,150     10,694     3,150      9,987
Financial liabilities:
  Notes payable...........................................   40,500     40,500    11,226     11,226

18.  BUSINESS SEGMENT INFORMATION

     The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the years ended December 31, 2002, 2001 and 2000. The operations of BrookeMil are included in real estate operations, while the Company's interest in Western Realty Development, which was accounted for on the equity method prior to December 29, 2000, is included in corporate and other activities. The activities of Western Realty Development are included in real estate operations for the 2001 period. The corporate and other segment includes identifiable assets of $48,770 at December 31, 2000, which were previously classified in the broker-dealer segment, which was discontinued and disposed of, on December 20, 2001.

                                                                            CORPORATE
                                                              REAL ESTATE   AND OTHER     TOTAL
                                                              -----------   ----------   --------
2002
Revenues....................................................   $  1,001      $  4,013    $  5,014
Other income (expense)......................................      8,299       (20,347)    (12,048)
Income (loss) from continuing operations before taxes and
  minority interests........................................      7,238       (29,301)    (22,063)
Identifiable assets.........................................     62,755       100,793     163,548
Depreciation and amortization...............................        245            --         245
Capital expenditures........................................     54,945            --      54,945
2001
Revenues....................................................   $  9,966      $  2,735    $ 12,701
Other (expense) income......................................    (20,945)       17,731      (3,214)
Income (loss) from continuing operations before taxes and
  minority interests........................................    (23,046)        7,011     (16,035)
Identifiable assets.........................................     10,581       152,117     162,698
Depreciation and amortization...............................      2,353            --       2,353
Capital expenditures........................................      2,642            --       2,642

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                                                                            CORPORATE
                                                              REAL ESTATE   AND OTHER     TOTAL
                                                              -----------   ----------   --------
2000
Revenues....................................................   $  3,199      $ 10,293    $ 13,492
Other income................................................         --        46,510      46,510
Income (loss) from continuing operations before taxes and
  minority interests........................................     (5,335)       41,060      35,725
Identifiable assets.........................................     96,227       166,903     263,130
Depreciation and Amortization...............................      1,020            --       1,020
Capital expenditures........................................      3,663            --       3,663

19.  DISCONTINUED OPERATIONS

     Ladenburg Thalmann. In May 1995, the Company consummated its acquisition of Ladenburg Thalmann & Co. Inc. ("Ladenburg Thalmann"), a registered broker-dealer and investment bank, for $25,750, net of cash acquired. In December 1999, the Company sold 19.9% of Ladenburg Thalmann to Berliner Effektengesellschaft AG ("Berliner"), a German public financial holding company. The Company received approximately $10,200 in cash and Berliner shares valued in accordance with the purchase agreement.

     On May 7, 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann, and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. New Valley received 18,598,098 shares of common stock, $8,010 in cash and $8,010 principal amount of senior convertible notes due December 31, 2005. The notes issued to New Valley bear interest at 7.5% per annum and are convertible into 3,844,216 shares of LTS common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of LTS from the former Chairman of LTS for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of LTS, on a basic and fully diluted basis, respectively.

     To provide the funds for the acquisition of the common stock of Ladenburg Thalmann & Co., LTS borrowed $10,000 from Frost-Nevada, Limited Partnership and issued to Frost-Nevada $10 million principal amount of 8.5% senior convertible notes due December 31, 2005. The notes issued to the Ladenburg Thalmann & Co. stockholders and to Frost-Nevada are collateralized by a pledge of the Ladenburg Thalmann & Co. stock. In June 2002, New Valley, Berliner and Frost-Nevada agreed with LTS to forbear until May 15, 2003 payment of the interest due to them under the convertible notes on the interest payment dates commencing June 30, 2002 through March 31, 2003. In March 2003, the holders of the convertible notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada note.

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

     Following the distribution, New Valley continues to hold $8,010 principal amount of LTS's senior convertible promissory notes and a warrant to purchase 100,000 shares of LTS common stock at $1.00 per

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
share and $5,000 of other notes receivable. In 2002, New Valley established a reserve for uncollectibility against these notes and related interest receivable. See Note 5.

     The consolidated financial statements of New Valley reflect the broker-dealer operations of LTS as discontinued operations for all periods presented. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of applicable taxes and minority interests, as "Income (loss) from discontinued operations," and the net cash flows of these entities have been reported as "Net cash provided from discontinued operations." New Valley accounted for the discontinued operations of LTS by prorating LTS's income and expenses through December 20, 2001, the date of the distribution.

     Summarized financial data of the discontinued operations are as follows:

                                                              2001(1)      2000
                                                              -------     -------
Revenues....................................................  $88,473     $90,111
(Loss) income from operations before income taxes...........  (12,030)      6,298
(Benefit) provision for income taxes........................   (1,356)         84
Minority interests in subsidiary (loss) income..............   (4,845)      1,212
                                                              -------     -------
Net (loss) income...........................................  $(5,829)    $ 5,002
                                                              =======     =======

---------------

(1) Results of operations included for the period January 1 through December 20, 2001.

     Gains on Disposal of Discontinued Operations. The Company recorded a gain on disposal of discontinued operations of $4,346 for the year ended December 31, 2001 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various restructuring and tax accruals previously established. The reversal of these accruals reduced various restructuring accruals previously established and were made due to the completion of settlements related to these matters.

     In 2000, the Company recorded a gain on disposal of discontinued operations of $17,879 related to the adjustment of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced restructuring, employee benefit and various tax accruals previously established. The reversal of these accruals reduced various restructuring and tax accruals previously established and were made due to the completion of settlements or the expiration of statutes of limitations related to these matters.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             QUARTERS
                                                              --------------------------------------
                                                                1ST       2ND       3RD       4TH
                                                              -------   -------   -------   --------
2002:
  Revenues..................................................  $ 2,284   $ 1,732   $   568   $    430
  Expenses(a)...............................................    3,625     3,986     2,635      4,632
  Other results from continuing operations..................       (4)    8,515   (12,718)    (7,841)
                                                              -------   -------   -------   --------
    (Loss) income from continuing operations................   (1,345)    6,261   (14,785)   (12,043)
                                                              -------   -------   -------   --------
  Income from discontinued operations.......................       --        --        --         --
  Gain from discontinued operations.........................       --        --        --         --
                                                              -------   -------   -------   --------
    Income from discontinued operations.....................       --        --        --         --
                                                              -------   -------   -------   --------
  Net (loss) income(b)......................................  $(1,345)  $ 6,261   $(14,785) $(12,043)
                                                              =======   =======   =======   ========
(Loss) income per Common Share (Basic):
    (Loss) income from continuing operations................  $ (0.06)  $  0.27   $ (0.65)  $  (0.54)
  Discontinued operations...................................       --        --        --         --
                                                              -------   -------   -------   --------
  Net (loss) income(b)......................................  $ (0.06)  $  0.27   $ (0.65)  $  (0.54)
                                                              =======   =======   =======   ========
(Loss) income per Common Share (Diluted):
  (Loss) income from continuing operations..................  $ (0.06)  $  0.27   $ (0.65)  $  (0.54)
  Discontinued operations...................................       --        --        --         --
                                                              -------   -------   -------   --------
  Net (loss) income(b)......................................  $ (0.06)  $  0.27   $ (0.65)  $  (0.54)
                                                              =======   =======   =======   ========
2001:
  Revenues..................................................  $ 4,308   $ 3,773   $ 2,895   $  1,725
  Expenses(a)...............................................    6,612     6,897     5,456      6,223
  Other results from continuing operations..................      884       136        (6)    (4,228)
                                                              -------   -------   -------   --------
    Loss from continuing operations.........................   (1,420)   (2,988)   (2,567)    (8,726)
                                                              -------   -------   -------   --------
  Income from discontinued operations(c)....................     (268)   (1,576)   (3,050)      (935)
  Gain from discontinued operations(d)......................       --     2,279        --      2,067
                                                              -------   -------   -------   --------
  (Loss) income from discontinued operations................     (268)      703    (3,050)     1,132
                                                              -------   -------   -------   --------
  Net loss(b)...............................................  $(1,688)  $(2,285)  $(5,617)  $ (7,594)
                                                              =======   =======   =======   ========
Loss per Common Share (Basic):
  Loss from continuing operations...........................  $ (0.06)  $ (0.13)  $ (0.12)  $  (0.38)
  Discontinued operations(c)(d).............................    (0.01)     0.03     (0.13)      0.05
                                                              -------   -------   -------   --------
  Net loss(b)...............................................  $ (0.07)  $ (0.10)  $ (0.25)  $  (0.33)
                                                              =======   =======   =======   ========
Loss per Common Share (Diluted):
  Loss from continuing operations...........................  $ (0.06)  $ (0.13)  $ (0.12)  $  (0.38)
  Discontinued operations(c)(d).............................    (0.01)     0.03     (0.13)      0.05
                                                              -------   -------   -------   --------
  Net loss(b)...............................................  $ (0.07)  $ (0.10)  $ (0.25)  $  (0.33)
                                                              =======   =======   =======   ========

---------------

(a) Includes minority interests in results from continuing operations of consolidated subsidiaries and provision (benefit) for federal, state and foreign income taxes.
(b) The sum of quarterly income (loss) per share may not equal income (loss) per share for the year, because the per share data for each quarter and for the year is independently computed.
(c)  (Loss) income from the Company's broker-dealer subsidiary.
(d) The 2001 amounts represent adjustments of accruals established during the Company's bankruptcy proceedings in 1993 and 1994. See Note 15.

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                     GROSS AMOUNT CARRIED
                                                                                      AT CLOSE OF PERIOD
                                                                    COST       --------------------------------
                                               INITIAL COST      CAPITALIZED              BUILDINGS
        DESCRIPTION                         ------------------     NET OF                    AND                  ACCUMULATED
       AND LOCATION          ENCUMBRANCES    LAND     BUILDING    DELETIONS     LAND     IMPROVEMENTS    TOTAL    DEPRECIATION
       ------------          ------------   -------   --------   -----------   -------   ------------   -------   ------------
Office Buildings:
 Bernards Township, NJ.....    $    --      $10,059   $ 38,432    $ (48,491)   $    --     $    --      $    --      $   --
 Bernards Township, NJ.....         --        2,342      9,172      (11,514)        --          --           --          --
 Troy, MI..................         --       23,581    (23,581)          --         --          --           --
 Troy, MI..................         --        7,049     21,147      (28,196)        --          --           --          --
 Ducat Place I.............         --        5,561     (5,561)          --         --          --
 Ducat Place II............         --           --     59,300      (59,300)        --          --           --          --
 Ducat Place III...........         --       13,600         --      (13,600)        --          --           --          --
 Kindergarten Building.....         --           --        912         (912)        --          --           --          --
 Kremlin Site..............         --           --         --           --         --          --           --          --
 100 College Road West.....     27,664        5,219     31,842           --      5,219      31,842       37,061          34
 150 College Road West.....     12,836        2,417     14,780           --      2,417      14,780       17,197          16
                               -------      -------   --------    ---------    -------     -------      -------      ------
                                40,500       40,686    204,727     (191,155)     7,636      46,622       54,258          50
                               -------      -------   --------    ---------    -------     -------      -------      ------
Shopping Centers:
 Tri Cities, WA............         --        2,981      7,692      (10,673)        --          --           --          --
 Santa Fe, NM..............         --        3,233      6,423       (9,656)        --          --           --          --
 Milwaukie, OR.............         --          949      6,374       (7,323)        --          --           --          --
 Marathon, FL..............         --          624      3,299       (3,923)        --          --           --          --
 Seattle, WA...............         --        3,354      9,069      (12,423)        --          --           --          --
 Charleston, WV............         --        2,510     10,516      (13,026)        --          --           --          --
 Royal Palm Beach, FL......         --        2,032      7,867       (9,899)        --          --           --          --
 Lincoln, NE...............         --        1,254      4,750       (6,004)        --          --           --          --
                               -------      -------   --------    ---------    -------     -------      -------      ------
                                    --       16,937     55,990      (72,927)        --          --           --          --
                               -------      -------   --------    ---------    -------     -------      -------      ------
       Total...............    $40,500      $57,623   $260,717    $(264,082)   $ 7,636     $46,622      $54,258      $   50
                               =======      =======   ========    =========    =======     =======      =======      ======


        DESCRIPTION             DATE          DATE     DEPRECIABLE
       AND LOCATION          CONSTRUCTED    ACQUIRED      LIFE
       ------------          -----------   ----------  -----------
Office Buildings:
 Bernards Township, NJ.....     1991       Jan 1996        40
 Bernards Township, NJ.....     1994       Jan 1996        40
 Troy, MI..................     1987       Jan 1996        40
 Troy, MI..................     1990       Jan 1996        40
 Ducat Place I.............     1993       Jan 1997        40
 Ducat Place II............     1997       Jan 1997        40
 Ducat Place III...........     1997       Jan 1997        40
 Kindergarten Building.....                April 1998      40
 Kremlin Site..............     1998                       40
 100 College Road West.....     2000       Dec 2002        39
 150 College Road West.....     2001       Dec 2002        39
Shopping Centers:
 Tri Cities, WA............     1980       Jan 1996        25
 Santa Fe, NM..............     1964       Jan 1996        25
 Milwaukie, OR.............     1978       Jan 1996        25
 Marathon, FL..............     1972       Jan 1996        25
 Seattle, WA...............     1988       Jan 1996        25
 Charleston, WV............     1985       Jan 1996        25
 Royal Palm Beach, FL......     1985       Jan 1996        25
 Lincoln, NE...............     1964       Jan 1996        25
       Total...............

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)

RECONCILIATION OF CARRYING COSTS AND ACCUMULATED DEPRECIATION

                                                              BUILDINGS AND               ACCUMULATED
                                                    LAND      IMPROVEMENTS      TOTAL     DEPRECIATION
                                                   -------   ---------------   --------   ------------
Balance at January 1, 2000.......................  $35,995       $19,603       $ 55,598      $2,245
                                                   -------       -------       --------      ------
Additions during period
  Other acquisitions.............................       --            --             --
  Improvements, etc..............................    3,664            --          3,664
  Reclassifications..............................      549          (549)            --
  Real estate in joint venture acquired..........   16,920        65,133         82,053       5,696
  Depreciation expense...........................       --            --             --       1,020
                                                   -------       -------       --------      ------
          Total Additions........................   21,133        64,584         85,717       6,716
                                                   -------       -------       --------      ------
Deductions during period:
  Cost of real estate sold.......................       --            --             --          --
                                                   -------       -------       --------      ------
Balance at December 31, 2000.....................  $57,128       $84,187       $141,315      $8,961
                                                   -------       -------       --------      ------
Additions during period
  Other acquisitions.............................       --            --             --
  Improvements, etc..............................    3,562            --          3,562
  Reclassifications..............................       --            --             --
  Depreciation expense...........................       --            --             --       2,123
                                                   -------       -------       --------      ------
          Total Additions........................    3,562            --          3,562       2,123
                                                   -------       -------       --------      ------
Deductions during period:
  Cost of real estate sold.......................   20,753        72,989         93,742       8,936
                                                   -------       -------       --------      ------
Balance at December 31, 2001.....................  $39,937       $11,198       $ 51,135      $2,148
                                                   -------       -------       --------      ------
Additions during period
  Other acquisitions.............................    7,636        46,622         54,258
  Improvements, etc..............................      687            --            687
  Reclassifications..............................       --            --             --
  Depreciation expense...........................       --            --             --       2,123
                                                   -------       -------       --------      ------
          Total Additions........................    8,323        46,622         54,945       2,123
                                                   -------       -------       --------      ------
Deductions during period:
  Cost of real estate sold.......................   40,624        11,198         51,822       4,221
                                                   -------       -------       --------      ------
Balance at December 31, 2002.....................  $ 7,636       $46,622       $ 54,258      $   50
                                                   -------       -------       --------      ------

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

Date: March 31, 2003

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

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

                /s/ RICHARD J. LAMPEN                      Director
-----------------------------------------------------
                  Richard J. Lampen

                /s/ HOWARD M. LORBER                       Director
-----------------------------------------------------
                  Howard M. Lorber

                /s/ BARRY W. RIDINGS                       Director
-----------------------------------------------------
                  Barry W. Ridings

                 /s/ VICTOR M. RIVAS                       Director
-----------------------------------------------------
                   Victor M. Rivas

                                 CERTIFICATION

I, Bennett S. LeBow, certify that:

     1. I have reviewed this annual report on Form 10-K of New Valley
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                          /s/ Bennett S. LeBow
                                          --------------------------------------
                                          Bennett S. LeBow
                                          Chairman and Chief Executive Officer

                                 CERTIFICATION

I, J. Bryant Kirkland III, certify that:

     1. I have reviewed this annual report on Form 10-K of New Valley
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                          /s/ J. Bryant Kirkland III
                                          --------------------------------------
                                          J. Bryant Kirkland III
                                          Vice President and Chief Financial
                                          Officer