Form 10-Q
period 2003-03-31
NEW VALLEY CORP
filed 2003-05-15
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

     AS OF MAY 14, 2003, THERE WERE OUTSTANDING 22,117,852 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.

================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----

PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of March 31,
                        2003 and December 31, 2002....................................         3

                    Condensed Consolidated Statements of Operations for
                        the three months ended March 31, 2003 and 2002................         4

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the three months
                        ended March 31, 2003..........................................         5

                    Condensed Consolidated Statements of Cash Flows for
                        the three months ended March 31, 2003 and 2002................         6

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................         7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................        14

     Item 3.        Quantitative and Qualitative Disclosures About
                        Market Risk                                                           21

     Item 4.        Controls and Procedures...........................................        21

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................        22

     Item 2.        Changes in Securities and Use of Proceeds.........................        22

     Item 6.        Exhibits and Reports on Form 8-K..................................        22


SIGNATURE...........................................................................          23

CERTIFICATIONS......................................................................          24


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                                   March 31,         December 31,
                                                                                     2003                2002
                                                                                   ---------         ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents .......................................            $  68,555             $  82,113
     Investment securities available for sale ........................               12,567                13,391
     Restricted assets ...............................................                1,199                 1,811
     Other current assets ............................................                  456                   402
                                                                                  ---------             ---------
         Total current assets ........................................               82,777                97,717
                                                                                  ---------             ---------

Investments in real estate, net ......................................               53,909                54,208
Investments in non-consolidated real estate businesses ...............               16,592                 7,808
Restricted assets ....................................................                  172                   168
Furniture and equipment, net .........................................                   35                    35
Long-term investments, net ...........................................                2,588                 3,150
Other assets .........................................................                  434                   462
                                                                                  ---------             ---------
         Total assets ................................................            $ 156,507             $ 163,548
                                                                                  =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of mortgage note payable ........................            $     644             $     644
     Accounts payable and accrued liabilities ........................                3,142                 5,741
     Prepetition claims and restructuring accruals ...................                  657                   674
     Income taxes ....................................................               10,476                10,499
                                                                                  ---------             ---------
         Total current liabilities ...................................               14,919                17,558
                                                                                  ---------             ---------

Mortgage note payable ................................................               39,749                39,856
Other long-term liabilities ..........................................                2,988                 3,077

Commitments and contingencies ........................................                   --                    --

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares
       authorized; 22,117,852 and 22,436,424 shares outstanding ......                  221                   224
     Additional paid-in capital ......................................              862,333               863,676
     Accumulated deficit .............................................             (762,781)             (759,806)
     Accumulated other comprehensive loss ............................                 (922)               (1,037)
                                                                                  ---------             ---------
         Total stockholders' equity ..................................               98,851               103,057
                                                                                  ---------             ---------

         Total liabilities and stockholders' equity ..................            $ 156,507             $ 163,548
                                                                                  =========             =========





      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                             Three Months Ended March 31,
                                                                         -------------------------------------
                                                                              2003                     2002
                                                                         ------------             ------------

Revenues:
     Real estate leasing ....................................            $      1,799             $        424
     Gain on sale of investments, net .......................                     163                    1,275
     Interest and dividend income ...........................                     281                      585
                                                                         ------------             ------------
         Total ..............................................                   2,243                    2,284
                                                                         ------------             ------------

Cost and expenses:
     General and administrative .............................                   3,225                    2,975
     Rental real estate activities, excluding interest ......                     873                      496
     Interest expense .......................................                     397                      237
                                                                         ------------             ------------
         Total ..............................................                   4,495                    3,708
                                                                         ------------             ------------

Other results from operations:
     Equity loss from non-consolidated real estate businesses                    (717)                      --
     Other loss .............................................                      (7)                      (4)
                                                                         ------------             ------------
         Total ..............................................                    (724)                      (4)
                                                                         ------------             ------------

Loss from operations before minority interests ..............                  (2,976)                  (1,428)

Minority interests in loss from operations
         of consolidated subsidiaries .......................                      (1)                     (83)
                                                                         ------------             ------------

Net loss ....................................................            $     (2,975)            $     (1,345)
                                                                         ============             ============

Loss per Common Share (basic and diluted):
     Net loss per Common Share ..............................            $      (0.13)            $      (0.06)
                                                                         ============             ============

Number of shares used in computation ........................              22,232,135               22,821,490
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



                                                                                   Accumulated
                                                Additional                           Other
                                      Common      Paid-In         Accumulated    Comprehensive
                                      Shares      Capital           Deficit           Loss        Total
                                      ------    ----------        -----------    --------------   -----

Balance, December 31, 2002 .....      $ 224       $ 863,676        (759,806)       (1,037)        103,057

   Net loss ....................                                     (2,975)                       (2,975)

   Unrealized gain on investment
     securities ................                                                      115             115

   Repurchase of Common Shares .         (3)         (1,343)                           --          (1,346)
                                      -----       ---------       ---------       -------       ---------
Balance, March 31, 2003 ........      $ 221       $ 862,333       $(762,781)      $  (922)      $  98,851
                                      =====       =========       =========       =======       =========






      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                  Three Months Ended
                                                                                     March 31,
                                                                               ------------------------
                                                                                  2003            2002
                                                                               --------       ---------
Cash flows from operating activities:
   Net loss .............................................................      $ (2,975)      $  (1,345)
   Adjustments to reconcile net loss to net cash (used for) provided from operating activities:
       Depreciation and amortization ....................................           321             123
       Equity loss from non-consolidated real estate businesses .........           717              --
       Gain on sale of investments ......................................          (163)         (1,275)
       Stock-based compensation expense .................................            --             255
       Minority interests in loss from operations
         of consolidated subsidiaries ...................................            (1)            (83)
       Decrease in receivables, restricted assets and other assets ......           564          18,166
       Decrease in accounts payable and accrued liabilities .............        (2,711)         (2,252)
                                                                               --------       ---------

Net cash (used for) provided from operating activities ..................        (4,248)         13,589
                                                                               --------       ---------

Cash flows from investing activities:
     Sale or maturity of investment securities ..........................         1,179           3,040
     Purchase of investment securities ..................................          (165)             --
     Sale or liquidation of long-term investments .......................           650              --
     Investment in non-consolidated real estate businesses ..............        (9,500)             --
     Purchase of and additions to real estate ...........................            --            (688)
     Payment of prepetition claims and restructuring accruals ...........           (17)             (7)
     Increase in restricted assets ......................................            (4)             --
     Repayment of note receivable .......................................            --           1,000
     Issuance of note receivable ........................................            --          (2,500)
                                                                               --------       ---------

Net cash (used for) provided from investing activities ..................        (7,857)            845
                                                                               --------       ---------

Cash flows from financing activities:
     Repurchase of common shares ........................................        (1,346)             --
     Exercise of stock options ..........................................            --             265
     Payment of notes payable ...........................................          (107)            (23)
                                                                               --------       ---------

     Net cash (used for) provided from financing activities .............        (1,453)            242
                                                                               --------       ---------

     Net (decrease) increase in cash and cash equivalents ...............       (13,558)         14,676
     Cash and cash equivalents, beginning of period .....................        82,113          92,069
                                                                               --------       ---------

     Cash and cash equivalents, end of period ...........................      $ 68,555       $ 106,745
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



1.   PRINCIPLES OF REPORTING

     The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The consolidated financial statements as of March 31, 2003 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the consolidated financial statements in New Valley's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

     NATURE OF OPERATIONS

     The Company is engaged in the real estate business and is seeking to acquire additional operating companies. The Company owns, through its New Valley Realty Division, two commercial office buildings in Princeton, N.J. and a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Montauk Battery Realty LLC, which operates a residential real estate brokerage company in the New York metropolitan area. At March 31, 2003, Vector Group Ltd. ("Vector"), New Valley's principal stockholder, owned 58.1% of New Valley's Common Stock.

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

     NET LOSS PER COMMON SHARE

     Basic net loss per common share is based on the weighted average number of Common Shares outstanding. Diluted net loss per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the exercise of stock options and warrants if such exercise was dilutive. Options and warrants to purchase Common Shares of 18,012,771 and 17,992,832 were not included in the computation of diluted loss per share for the three months ended March 31, 2003 and 2002, respectively, as the effect would have been anti-dilutive.

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


     NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and
     (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not impact on the Company's consolidated financial statements.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 requires that liabilities for costs associated with an exit activity or disposal of long-lived assets be recognized when the liabilities are incurred and can be measured at fair value. SFAS No. 146 is effective for the Company for any exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact on the Company's consolidated financial statements.

     In November 2002, Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. The adoption of this statement did not impact on the Company's consolidated financial statements.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee and director compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after such date. The Company has not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No. 148. See Note 10.

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. The Company does not believe this interpretation will have a material impact on its consolidated financial statements.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN
                      THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

2.   INVESTMENTS IN REAL ESTATE AND MORTGAGE NOTE PAYABLE

     OFFICE BUILDINGS

     The components of the Company's investment in real estate and the related non-recourse mortgage note payable collateralized by such real estate at March 31, 2003 are as follows:


      Land.................................................................................        $  7,636
      Buildings............................................................................          46,622
                                                                                                   --------
             Total.........................................................................          54,258
      Less accumulated depreciation........................................................            (349)
                                                                                                   --------
             Net investment in real estate.................................................        $ 53,909
                                                                                                   ========

      Mortgage note payable................................................................        $ 40,393
      Current portion of mortgage note payable.............................................             644
                                                                                                   --------
      Mortgage note payable - long-term portion............................................        $ 39,749
                                                                                                   ========

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

     PRO FORMA RESULTS

     The following table presents unaudited pro forma results from operations as if the purchase of the office buildings had occurred on January 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had this transaction been consummated as of such date.


                                                                 PRO FORMA                        AS REPORTED
                                                             THREE MONTHS ENDED                THREE MONTHS ENDED
                                                               MARCH 31, 2002                    MARCH 31, 2002
                                                             ------------------                ------------------

Revenues.............................................              $ 3,925                           $ 2,284

Net loss.............................................              $  (872)                          $(1,345)
                                                                   =======                           =======

Net loss per common share (basic and diluted)........              $ (0.04)                          $ (0.06)
                                                                   =======                           =======

3.   INVESTMENTS IN NON-CONSOLIDATED REAL ESTATE BUSINESSES

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

     In March 2003, Montauk purchased the New York City-based residential brokerage firm, Insignia Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Montauk to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

     New Valley accounts for its interest in Montauk on the equity method and recorded a loss of $577 for the three months ended March 31, 2003 associated with Montauk.


     HAWAIIAN HOTEL

     In 2001, together with developer Brickman Associates and other investors, New Valley acquired control of the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is scheduled to reopen in late 2004 as a Sheraton resort. The Company, which holds a 50% interest in Koa Investors LLC, the owner of the hotel, has invested $5,900 in the project and is required to make additional investments of up to $6,600 as of March 31, 2003.

     The Company accounts for its interest in Koa Investors LLC under the equity method and recorded a loss of $140 for the three months ended March 31, 2003 associated with the property. Koa Investors' loss primarily represents management fees. Koa Investors capitalizes all costs related to the acquisition and development of the property.

4.   INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized gains on sales of investment securities available for sale of $75 and $1,275 for the three months ended March 31, 2003 and 2002, respectively.

     The components of investment securities available for sale at March 31, 2003 are as follows:


                                                                       GROSS          GROSS
                                                                     UNREALIZED    UNREALIZED        FAIR
                                                      COST              GAIN          LOSS           VALUE
                                                      ----           ---------    ------------       -----

        Marketable equity securities..............   $13,489               $2         $924          $12,567

 5.  LONG-TERM INVESTMENTS

     At March 31, 2003, long-term investments consisted primarily of investments in limited partnerships of $2,588 which are accounted for at historical cost. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $6,706 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN
                      THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships up to an aggregate of $983 at March 31, 2003. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The Company recognized a gain of $88 for the three months ended March 31, 2003 related to the liquidation of one of its limited partnership investments.

6.   OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities, excluding New Valley's mortgage note payable, at March 31, 2003 are as follows:


                                                          LONG-TERM        CURRENT
                                                           PORTION         PORTION
                                                         ---------      ------------

Retiree and disability obligations..............        $    2,808      $        500
Other long-term liabilities.....................               180                --
                                                        ----------      ------------
Total other long-term liabilities...............        $    2,988      $        500
                                                        ==========      ============



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

     As of March 31, 2003, New Valley had $657 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

     NEW VALLEY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


8.   BUSINESS SEGMENT INFORMATION

     The following table presents certain financial information of the Company's operations before taxes and minority interests as of and for the three months ended March 31, 2003 and 2002.


                                                                             CORPORATE
                                                        REAL ESTATE          AND OTHER            TOTAL
                                                        -----------          ---------            -----
        THREE MONTHS ENDED MARCH 31, 2003
        Revenues................................        $  1,799             $    444           $  2,243
        Other expense...........................            (717)                  (7)              (724)
        Operating loss..........................            (188)              (2,788)            (2,976)
        Identifiable assets.....................          72,847               83,660            156,507
        Depreciation and
           amortization.........................             321                   --                321
        Capital expenditures....................              --                   --                 --

        THREE MONTHS ENDED MARCH 31, 2002
        Revenues................................        $    424             $  1,860           $  2,284
        Other expense...........................              --                   (4)                (4)
        Operating loss..........................            (316)              (1,112)            (1,428)
        Identifiable assets.....................          12,580              148,927            161,507
        Depreciation and
           amortization.........................             123                   --                123
        Capital expenditures....................             688                   --                688

9.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income of the Company includes net income and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive income (loss) applicable to Common Shares for the three months ended March 31, 2003 and 2002 is as follows:

                                                                       THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                         MARCH 31, 2003          MARCH 31, 2002
                                                                         --------------          --------------
       Net loss..................................................        $      (2,975)          $      (1,345)

       Change in unrealized gain on investment securities........                  115                   1,975
                                                                         -------------           -------------

       Total comprehensive (loss) income.........................        $      (2,860)          $         630
                                                                         =============           =============

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN
                      THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)





10.  STOCK OPTION PLANS

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income to the extent options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months ended March 31, 2003 and 2002.

                                                                     THREE MONTHS ENDED        THREE MONTHS ENDED
                                                                       MARCH 31, 2003            MARCH 31, 2002
                                                                       --------------            --------------
Net loss applicable to Common Shares, as reported................           $ (2,975)               $  (1,345)
Deduct: Amortization of fair value of New Valley option grants...                (10)                    (119)
Add: Stock option compensation included in Vector net income.....                252                      240
Deduct: Amortization of fair value of Vector option grants.......               (422)                    (422)
                                                                            --------                ---------
Net loss applicable to Common Shares, as adjusted................           $ (3,155)               $  (1,646)
                                                                            ========                =========
Adjusted net loss per share - basic and diluted..................           $  (0.14)               $   (0.07)
                                                                            ========                =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


INTRODUCTION

         For the three months ended March 31, 2003, the results of operations of New Valley's primary operating units include the accounts of two commercial office buildings located in Princeton, N.J., its 50% interest in Montauk Battery Realty LLC and other subsidiaries. For the three months ended March 31, 2002, the results of operations of New Valley's primary operating units include the accounts of BrookeMil Ltd. ("BrookeMil"), a wholly-owned subsidiary, and other subsidiaries.

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

         In March 2003, Montauk purchased the leading New York City-based residential brokerage firm, Insignia Douglas Elliman, and an affiliated property management company, for $71,250. With that acquisition, the combination of Prudential Long Island Realty with Douglas Elliman has created the largest residential brokerage company in the New York metropolitan area. New Valley invested an additional $9,500 in subordinated debt and equity of Montauk to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


CRITICAL ACCOUNTING POLICIES

         GENERAL. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

         INVESTMENT SECURITIES AVAILABLE FOR SALE. At March 31, 2003, New Valley had investment securities available for sale of $12,567. New Valley classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses are included in other income. The cost of securities sold is determined based on average cost. Gains are recognized when realized in New Valley's consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. New Valley's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of New Valley's marketable securities, it is New Valley's policy to record a realized loss on such investment in the Company's consolidated statements of operations. In 2002, New Valley recorded a write down of $6,776 related to other-than-temporary declines of its investment securities.

         LONG-TERM INVESTMENTS. At March 31, 2003, New Valley had long-term investments of $2,588, representing investments in various limited partnerships. The principal business of the limited partnerships is investing in real estate and investment securities. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its statement of operations.

         INCOME TAXES. The year 2000 was the only year out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated federal tax net operating loss, or NOL, carry forwards of approximately $159,000 as of March 31, 2003 and capital loss carry forwards of $6,300, which expire at various dates from 2006 through 2023. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax asset associated with these loss carry forwards if it is "more likely than not" that New Valley will not be able to utilize it to offset future taxes. Due to the size of the loss carry forwards in relation to New Valley's history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional operating companies, New Valley has not recognized any of this net deferred tax asset. New Valley currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

         It is possible, however, that New Valley could be profitable in the future at levels which cause management to conclude that it is more likely than not that it will realize all or a portion of the carry forwards. Upon reaching such a conclusion, New Valley would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 40% under current tax rates, rather than the nominal rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause New Valley's provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the loss carry forwards is utilized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS

         Consolidated total revenues were $2,243 for the three months ended March 31, 2003 versus $2,284 for the same period last year. The decline in revenues of $41 was attributable primarily to decreased gains on the sale of investments of $1,112 and the absence of rental revenue from New Valley's remaining U.S. shopping center, which was disposed of in May 2002, offset by additional rental revenues from the acquisition of two commercial office buildings in Princeton, N.J. in December 2002.

         For the first quarter of 2003, the results of operations of New Valley's primary operating units include the accounts of the two office buildings, its 50% interest in Montauk Battery Realty LLC and other entities. For the first quarter of 2002, the results of operations of New Valley's primary operating units, which include the shopping center and BrookeMil (real estate), are summarized below.


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                      2003          2002
                                                     -------       -------

Real estate:
    Revenues ..................................      $ 1,799       $   424
    Expenses ..................................        1,270           740
    Other loss ................................         (717)           --
                                                     -------       -------
    Operating loss before taxes
       and minority interests .................      $  (188)      $  (316)
                                                     =======       =======

Corporate and other:
    Revenues ..................................      $   444       $ 1,860
    Expenses ..................................        3,225         2,968
    Other loss ................................           (7)           (4)
                                                     -------       -------
    Operating loss before taxes
       and minority interests .................      $(2,788)      $(1,112)
                                                     =======       =======

       Revenues from real estate operations for the first quarter of 2003 increased by $1,375 primarily due to additional rental revenues from the acquisition of the two office buildings in December 2002, offset by the absence of rental revenue from New Valley's remaining shopping center disposed of in May 2002. Expenses of the real estate operations increased $530 in the 2003 period due primarily to higher expenses as a result of the acquisition of the office buildings offset by the expenses associated with the shopping center. BrookeMil incurred expenses of $102 for the three month period ended March 31, 2002 in connection with the development of the Kremlin sites.

       Other loss from real estate activities in 2003 consisted of equity losses from non-consolidated real estate businesses of $717. The equity losses resulted from a loss of $140 related to New Valley's investment in Koa Investors, which owns the former Kona Surf Hotel in Kailua-Kona, Hawaii, and a loss of $577 from Montauk. Koa Investors' loss primarily represents management fees. Koa Investors capitalizes all costs related to the acquisition and development of the property.

       For the first quarter of 2003, New Valley's revenues of $444 related to corporate and other activities consisted of net gains on investments of $163 and interest and dividends income of $281. For the first quarter of 2002, New Valley's revenues of $1,860 related to corporate and other activities consisted of net gains on investments of $1,275 and interest and dividends income of $585.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Corporate and other expenses of $3,225 for the first quarter of 2003 consisted primarily of employee compensation and benefits of $1,603. Corporate and other expenses of $2,968 for the first quarter of 2002 consisted primarily of employee compensation and benefits of $1,620. The increase in corporate expenses was primarily due to expenses related to a proposed acquisition by New Valley which was not consummated.

         There was no income tax provision for the first quarter of 2003 or 2002. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter 2003, New Valley's cash and cash equivalents decreased from $82,113 to $68,555 due primarily to the $9,500 investment in Montauk and cash used in operations of $4,248.

         Cash used for operating activities for the three months ended March 31, 2003 was $4,248 compared with cash provided from operating activities for the three months ended March 31, 2002 of $13,589. The difference is primarily due to the receipt of $17,551 in the first quarter from the lawsuit offset by a decrease in payables in 2002, primarily associated with the payment of closing expenses in 2002 related to the December 2001 sale of Western Realty Investments.

         The lawsuit settlement resulted from litigation, which arose out of the insurers' participation in a program of insurance covering the amount of fuel in the Westar IV and V communication satellites owned by New Valley's former Western Union satellite business, which was sold in 1989. The two satellites, each of which was launched in 1982 with an expected ten-year life, had shortened lives due to insufficient fuel. In the settlement, New Valley received payment of $17,551 from the insurers in March 2002 for the shortened lives of the two satellites.

         Cash used for investing activities for the three months ended March 31, 2003 was $7,587 compared to cash provided from investing activities of $845 for the three months ended March 31, 2002. The difference is primarily attributable to the $9,500 investment in Montauk in 2003 and the differences in net sales of marketable securities and long-term investments of $1,074 in 2003 versus $3,040 in 2002, offset by the issuance of a note receivable to Ladenburg Thalmann Financial Services of $2,500 in 2002.

         On December 13, 2002, New Valley completed the acquisition of two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $54,258. To finance a portion of the purchase price for the office buildings, New Valley borrowed on the closing date $40,500 from HSBC Realty Credit Corporation (USA). The loan has a term of four years, bears interest at a floating rate of 2% above LIBOR, and is secured by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $54 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.

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

         In March 2003, Montauk purchased the leading New York City - based residential brokerage firm, Insignia Douglas Elliman, and an affiliated property management company, for $71,250. With that acquisition, the combination of Prudential Long Island Realty with Douglas Elliman has created the largest

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


residential brokerage company in the New York metropolitan area. New Valley invested an additional $9,500 in subordinated debt and equity of Montauk to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

         New Valley holds a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is scheduled to reopen in late 2004 as a Sheraton resort. New Valley is required to make additional investments of $6,600 at March 31, 2003 in the project. New Valley is also required to make additional investments in another limited partnership of up to $983 at March 31, 2003.

         In March 2002, New Valley lent $2,500 to Ladenburg Thalmann Financial Services Inc., the Company's majority-owned subsidiary until December 2001 which acquired Ladenburg Thalmann & Co. Inc. from New Valley in May 2001. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where Ladenburg Thalmann Financial Services receives at least $5,000 in total proceeds. In July 2002, Ladenburg Thalmann Financial Services borrowed an additional $2,500 from New Valley on the same terms. In November 2002, New Valley agreed, in connection with a $3,500 loan to Ladenburg Thalmann Financial Services by an affiliate of its clearing broker, to extend the maturity of the notes to December 31, 2006 and to subordinate the notes to the repayment of the loan.

         During 2002, Ladenburg Thalmann Financial Services incurred significant operating losses as its revenues and liquidity were adversely affected by the overall declines in the U.S. equity markets and the continued weak operating environment for the broker-dealer industry. Accordingly, New Valley evaluated its ability to collect its notes receivable and related interest from Ladenburg Thalmann Financial Services at September 30, 2002. These notes receivable included the $5,000 of notes issued in March 2002 and July 2002 and the $8,010 convertible note issued to New Valley in the May 2001 acquisition. Management determined, based on current trends in the broker-dealer industry and Ladenburg Thalmann Financial Services' operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

         On October 8, 2002, Ladenburg Thalmann Financial Services borrowed an additional $2,000 from New Valley. The loan, which bore interest at 1% above the prime rate, was repaid in December 2002 with the proceeds from the loan to Ladenburg Thalmann Financial Services from an affiliate of its clearing broker.

         Cash flows used for financing activities were $1,453 for the three months ended March 31, 2003 as compared to cash flows provided from financing activities of $242 for the three months ended March 31, 2002. The difference was primarily due to the repurchase of 318,572 of New Valley's Common Shares for $1,346 in 2003.

         On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of May 14, 2003, New Valley had repurchased 1,185,615 shares for approximately $4,695.

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


NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not impact on New Valley's consolidated financial statements.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 requires that liabilities for costs associated with an exit activity or disposal of long-lived assets be recognized when the liabilities are incurred and can be measured at fair value. SFAS No. 146 is effective for the Company for any exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact on New Valley's consolidated financial statements.

         In November 2002, Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. The adoption of this statement did not impact on New Valley's consolidated financial statements.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee and director compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after such date. The Company has not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No. 148.

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


support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. The Company does not believe this interpretation will have a material impact on its consolidated financial statements.

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

         EQUITY PRICE RISK

         New Valley held investment securities available for sale totaling $12,567 at March 31, 2003. Adverse market conditions could have a significant effect on the value of New Valley's investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

         INTEREST RATE RISK

         As of March 31, 2003, New Valley's outstanding debt has variable interest rates, which increases the risk of fluctuating interest rates. New Valley's exposure to market risk includes interest rate fluctuations in connection with its variable rate borrowings, which could adversely affect its cash flows. As of March 31, 2003, New Valley had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), New Valley's annual interest expense could increase or decrease by approximately $400.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         New Valley and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent New Valley's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Reform Act, New Valley has identified under "Risk Factors" in
Item 1 of New Valley's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of New Valley.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         See Note 7 to the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended March 31, 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  2.1 Purchase and Sale Agreement, dated March 14, 2003, by and among Insignia Financial Group, LLC, Insignia ESG, Inc., Insignia Residential Group, LLC, Insignia IP, Inc. and Montauk Battery Realty LLC (incorporated by reference to Exhibit 2.1 in New Valley's Current Report on Form 8-K dated March 18, 2003).

                  10.1 First Amendment to Operating Agreement of Montauk Battery Realty LLC, dated as of March 14, 2003.

                  10.2 Note and Equity Purchase Agreement, dated as of March 14, 2003 (the "Note and Equity Purchase Agreement"), by and between Montauk Battery Realty LLC, New Valley Real Estate Corporation and The Prudential Real Estate Financial Services of America, Inc., including form of 12% Subordinated Note due March 14, 2013.

                  10.3 Amendment to the Note and Equity Purchase Agreement, dated as of April 14, 2003.

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

         (b) REPORTS ON FORM 8-K

        DATE                         ITEMS           FINANCIAL STATEMENTS
        ----                         -----           --------------------

        January 16, 2003             5, 7            None

        January 31, 2003             5               None

        February 14, 2003            5,7             College Road Properties

        March 18, 2003               5,7             None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NEW VALLEY CORPORATION
                                     (Registrant)



Date:    May 15, 2003                By:   /s/ J. BRYANT KIRKLAND III
                                           ----------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                              Chief Accounting Officer)

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

Date: May 15, 2003


                                      /s/ BENNETT S. LEBOW
                                      ----------------------------------------
                                      Bennett S. LeBow
                                      Chairman and Chief Executive Officer

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

Date: May 15, 2003


                                   /s/ J. BRYANT KIRKLAND III
                                   --------------------------------------------
                                   J. Bryant Kirkland III
                                   Vice President and Chief Financial Officer