Form 10-Q
period 2003-06-30
NEW VALLEY CORP
filed 2003-08-14
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     AS OF AUGUST 13, 2003, THERE WERE OUTSTANDING 22,117,852 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.


================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


                                TABLE OF CONTENTS



                                                                                               PAGE
                                                                                               ----

PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of June 30,
                        2003and December 31, 2002.....................................           2

                    Condensed Consolidated Statements of Operations for the
                        three months and six months ended June 30, 2003 and
                        2002..........................................................           3

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the six months ended
                        June 30, 2003.................................................           4

                    Condensed Consolidated Statements of Cash Flows
                        for the six months ended June 30, 2003 and 2002...............           5

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................           6

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................          14

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........          23

     Item 4.        Controls and Procedures...........................................          23


PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................          24

     Item 2.        Changes in Securities and Use of Proceeds.........................          24

     Item 4.        Submission of Matters to a Vote of Security Holders...............          24

     Item 6.        Exhibits and Reports on Form 8-K..................................          25

SIGNATURE...........................................................................            26


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                  June 30,          December 31,
                                                                                    2003                2002
                                                                                 ---------            ---------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                   $  67,499            $  82,113
     Investment securities available for sale                                       19,276               13,391
     Restricted assets                                                               1,202                1,811
     Other current assets                                                              479                  402
                                                                                 ---------            ---------
         Total current assets                                                       88,456               97,717
                                                                                 ---------            ---------

Investments in real estate, net                                                     53,610               54,208
Investments in non-consolidated real estate businesses                              15,912                7,808
Restricted assets                                                                      173                  168
Long-term investments, net                                                           2,408                3,150
Other assets                                                                           439                  497
                                                                                 ---------            ---------

         Total assets                                                            $ 160,998            $ 163,548
                                                                                 =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of mortgage note payable                                    $     644            $     644
     Accounts payable and accrued liabilities                                        3,184                5,741
     Prepetition claims and restructuring accruals                                     656                  674
     Income taxes                                                                   10,446               10,499
                                                                                 ---------            ---------
         Total current liabilities                                                  14,930               17,558
                                                                                 ---------            ---------

Mortgage note payable                                                               39,535               39,856
Other long-term liabilities                                                          2,888                3,077

Commitments and contingencies                                                           --                   --

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares
       Authorized; 22,117,852 and 22,436,424 shares outstanding                        221                  224
     Additional paid-in capital                                                    862,333              863,676
     Accumulated deficit                                                          (764,696)            (759,806)
     Accumulated other comprehensive income (loss)                                   5,787               (1,037)
                                                                                 ---------            ---------
         Total stockholders' equity                                                103,645              103,057
                                                                                 ---------            ---------

         Total liabilities and stockholders' equity                              $ 160,998            $ 163,548
                                                                                 =========            =========







                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                     Three Months Ended                   Six Months Ended
                                                                          June 30,                            June 30,
                                                             -------------------------------       -------------------------------
                                                                  2003               2002               2003               2002
                                                             ------------       ------------       ------------       ------------

Revenues:
     Real estate leasing                                     $      1,777       $        237       $      3,576       $        661
     Gain on sale of investments, net                                  --                957                163              2,232
     Interest and dividend income                                     142                538                423              1,123
                                                             ------------       ------------       ------------       ------------
         Total                                                      1,919              1,732              4,162              4,016
                                                             ------------       ------------       ------------       ------------

Cost and expenses:
     General and administrative                                     2,529              2,966              5,754              5,941
     Rental real estate activities, excluding interest                795              1,003              1,668              1,499
     Interest expense                                                 334                101                731                338
                                                             ------------       ------------       ------------       ------------
         Total                                                      3,658              4,070              8,153              7,778
                                                             ------------       ------------       ------------       ------------

Other results from continuing operations:
     Gain on sale of real estate                                       --              8,909                 --              8,909
     Equity loss from non-consolidated
       real estate businesses                                        (174)                --               (891)                --
     Provision for loss on net investment in subsidiary                --               (388)                --               (388)
     Other loss                                                        (5)                (6)               (12)               (10)
                                                             ------------       ------------       ------------       ------------
         Total                                                       (179)             8,515               (903)             8,511
                                                             ------------       ------------       ------------       ------------

(Loss) income from operations before minority interests            (1,918)             6,177             (4,894)             4,749

Minority interests in loss of consolidated subsidiaries                (3)               (84)                (4)              (167)
                                                             ------------       ------------       ------------       ------------

Net (loss) income                                            $     (1,915)      $      6,261       $     (4,890)      $      4,916
                                                             ============       ============       ============       ============

(Loss) income per Common Share (basic):
     Net (loss) income per Common Share                      $      (0.09)      $       0.27       $      (0.22)      $       0.22
                                                             ============       ============       ============       ============

Number of shares used in computation                           22,117,852         22,851,613         22,174,678         22,851,613
                                                             ============       ============       ============       ============

(Loss) income per Common Share (diluted):
     Net (loss) income per Common Share                      $      (0.09)      $       0.27       $      (0.22)      $       0.21
                                                             ============       ============       ============       ============

Number of shares used in computation                           22,117,852         22,893,107         22,174,678         22,870,153
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



                                                                                         Accumulated
                                                       Additional                           Other
                                        Common          Paid-In           Accumulated    Comprehensive
                                        Shares          Capital             Deficit      Income (Loss)           Total
                                       --------       ------------       -------------   --------------        ---------

Balance, December 31, 2002               $ 224          $ 863,676          $(759,806)         $(1,037)         $ 103,057

   Net loss                                 --                 --             (4,890)              --             (4,890)

   Unrealized gain on investment
     securities                             --                 --                 --            6,824              6,824

   Repurchase of Common Shares              (3)            (1,343)                --               --             (1,346)
                                         -----          ---------          ---------          -------          ---------

Balance, June 30, 2003                   $ 221          $ 862,333          $(764,696)         $ 5,787          $ 103,645
                                         =====          =========          =========          =======          =========









                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               ---------------------------
                                                                                 2003               2002
                                                                               --------          ---------
Cash flows from operating activities:
   Net (loss) income                                                           $ (4,890)         $   4,916
   Adjustments to reconcile net (loss) income to net cash (used for)
    provided from operating activities:
     Depreciation and amortization                                                  642                191
     Equity loss from non-consolidated real estate businesses                       891                 --
     Stock-based compensation expense                                                --                450
     Gain on sale of investments                                                   (163)            (2,232)
     Gain on sale of assets                                                          --             (8,909)
     Minority interests in loss from operations of
        consolidated subsidiaries                                                    --               (167)
     Changes in assets and liabilities, net of effects of dispositions and acquisitions:
           Decrease in receivables and other assets                                 590             19,067
           Decrease in accounts payable and accrued liabilities                  (2,765)            (2,016)
                                                                               --------          ---------
Net cash (used for) provided from operating activities                           (5,695)            11,300
                                                                               --------          ---------

Cash flows from investing activities:
     Sale or maturity of investment securities                                    1,179              5,575
     Purchase of investment securities                                             (165)            (3,007)
     Sale or liquidation of long-term investments                                   874                 --
     Purchase of long-term investments                                              (44)                --
     Purchase of non-consolidated real estate businesses                         (9,500)              (750)
     Distributions from non-consolidated real estate businesses                     427                 --
     Sale of real estate, net                                                        --             20,461
     Purchase of real estate                                                         --               (688)
     Payment of prepetition claims and restructuring accruals                       (18)               (29)
     Increase in restricted assets                                                   (5)                --
     Repayment of note receivable                                                    --              1,000
     Issuance of note receivable                                                     --             (2,500)
                                                                               --------          ---------
Net cash provided from investing activities                                      (7,252)            20,062
                                                                               --------          ---------

Cash flows from financing activities:
     Repayment of participating loan                                                 --            (12,400)
     Repayment of mortgage notes payable                                           (321)               (36)
     Exercise of stock options                                                       --                265
     Repurchase of Common Shares                                                 (1,346)                --
                                                                               --------          ---------
Net cash used in financing activities                                            (1,667)           (12,171)
                                                                               --------          ---------

Net (decrease) increase in cash and cash equivalents                            (14,614)            19,191
Cash and cash equivalents, beginning of period                                   82,113             92,069
                                                                               --------          ---------
Cash and cash equivalents, end of period                                       $ 67,499          $ 111,260
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


1.   PRINCIPLES OF REPORTING

     The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The consolidated financial statements as of June 30, 2003 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the consolidated financial statements in New Valley's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

     NATURE OF OPERATIONS

     The Company is engaged in the real estate business and is seeking to acquire additional operating companies. The Company owns, through its New Valley Realty Division, two commercial office buildings in Princeton, N.J. and a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty, LLC, which operates a residential real estate brokerage company in the New York metropolitan area. At June 30, 2003, Vector Group Ltd. ("Vector"), New Valley's principal stockholder, owned 58.1% of New Valley's Common Shares.

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

     New Valley holds two investments that are accounted for using the equity method. The Company does not control the decision making process or business management practices of these entities. Accordingly, New Valley relies on management of these entities and their independent accountants to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that New Valley uses in the application of the equity method. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity entities that would have a material effect on New Valley's consolidated financial statements.

     NET (LOSS) INCOME PER COMMON SHARE

     Basic net (loss) income per common share is based on the weighted average number of Common Shares outstanding. Diluted net (loss) income per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the exercise of stock options and warrants if such exercise was dilutive. Options and warrants to purchase 18,032,771 Common Shares were not included in the computation of diluted loss per share for the three and six months ended June 30, 2003, respectively, as the effect would have been anti-dilutive.

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

     In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently analyzing the provisions of SFAS No. 149 to determine if there will be any impact of adoption, but does not believe that there will be any material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


     SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 15, 2003 and in the first interim period after June 15, 2003 for all other financial instruments. The Company is currently analyzing the provisions of SFAS No. 150 to determine its impact, but does not believe that there will be any material impact on its consolidated financial statements.

2.   INVESTMENTS IN REAL ESTATE AND MORTGAGE NOTE PAYABLE

     OFFICE BUILDINGS

     The components of the Company's investments in real estate and the related non-recourse mortgage note payable collateralized by such real estate at June 30, 2003 are as follows:

          Land                                              $  7,636
          Buildings                                           46,622
                                                            --------
              Total                                           54,258
          Less accumulated depreciation                         (648)
                                                            --------
              Investments in real estate, net               $ 53,610
                                                            ========

          Mortgage note payable                             $ 40,179
          Current portion of mortgage note payable               644
                                                            --------
          Mortgage note payable - long-term portion         $ 39,535
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


                                                   PRO FORMA                         AS REPORTED
                                       ----------------------------       -----------------------------
                                       THREE MONTHS      SIX MONTHS       THREE MONTHS       SIX MONTHS
                                          ENDED             ENDED           ENDED               ENDED
                                         JUNE 30,         JUNE 30,          JUNE 30,          JUNE 30,
                                           2002             2002              2002              2002
                                       ------------      ----------       ------------       ----------
          Revenues                      $   3,457         $   7,382         $   1,732         $   4,016

          Net income                    $   6,764         $   5,892         $   6,261         $   4,916
                                        =========         =========         =========         =========

          Net income per common
             share (basic)              $    0.30         $    0.26         $    0.27         $    0.22
                                        =========         =========         =========         =========

          Net income per common
             share (diluted)            $    0.30         $    0.26         $    0.27         $    0.21
                                        =========         =========         =========         =========

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


     SHOPPING CENTER

     New Valley disposed of its remaining U.S. shopping center in May 2002 and recorded a gain of $425 for the three and six months ended June 30, 2002, which represented the shopping center's negative book value, in connection with the disposal. No proceeds were received in the disposal.

     RUSSIAN REAL ESTATE

     On April 30, 2002, New Valley sold the shares of BrookeMil Ltd. ("BrookeMil") for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were the Company's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC participating loan to BrookeMil, New Valley received approximately $7,500 of the net proceeds from the sale and Apollo Real Estate Investment Fund III, L.P. received approximately $12,500 of the proceeds. New Valley recorded a gain on the sale of real estate of $8,484 in the second quarter of 2002 in connection with the sale. New Valley also recorded $767 in additional general and administrative expenses related to the closing of its Russian operations for the three and six months ended June 30, 2002. The expenses consisted principally of employee severance.

3.   INVESTMENTS IN NON-CONSOLIDATED REAL ESTATE BUSINESSES

     RESIDENTIAL BROKERAGE BUSINESS

     During 2000 and 2001, New Valley acquired for approximately $1,744 a 37.2% ownership interest in B&H Associates of NY, doing business as Prudential Douglas Elliman Real Estate ("Realty"), formerly known as Prudential Long Island Realty, a residential real estate brokerage company on Long Island, New York and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Realty contributed their interests in Realty to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty, LLC as a result of an additional investment of $1,413 by New Valley and the redemption by Realty of various ownership interests. As part of the transaction, Realty renewed for a ten-year term its franchise agreement with The Prudential Real Estate Affiliates, Inc. The owners of Realty also agreed, subject to receipt of any required regulatory approvals, to contribute to Douglas Elliman Realty, LLC their interests in the related mortgage company. As a result, New Valley's equity loss from Douglas Elliman Realty, LLC includes 50% of the mortgage company's results from operations.

     In March 2003, Douglas Elliman Realty, LLC purchased the New York City-based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty, LLC to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013. Interest income on the subordinated debt is recognized in the Company's consolidated statements of operations as part of equity income (loss) from non-consolidated real estate businesses.

     New Valley accounts for its interest in Douglas Elliman Realty, LLC on the equity method and recorded a loss of $112 and a loss of $689 for the three and six months ended June 30, 2003, respectively, associated with Douglas Elliman Realty, LLC. New Valley's equity loss in Douglas Elliman Realty, LLC includes New Valley's portion ($725) of amortization associated with Douglas Elliman, LLC's customer contracts outstanding at the acquisition date.

     HAWAIIAN HOTEL

     In 2001, together with developer Brickman Associates and other investors, New Valley acquired control of the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is scheduled to reopen in late 2004 as a Sheraton resort. The Company, which holds a 50% interest in Koa Investors LLC, the owner of the hotel, has invested $5,900 in the project and is required to make additional investments of up to $6,600 as of June 30, 2003.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


     The Company accounts for its interest in Koa Investors under the equity method and recorded losses of $62 and $202 for the three and six months ended June 30, 2003, respectively, associated with the property. Koa Investors' loss primarily represents management fees. Koa Investors capitalizes all costs related to the acquisition and development of the property.

4.   INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized gains on sales of investment securities available for sale of $0 and $75 for the three and six months ended June 30, 2003, respectively, and $957 and $2,232 for the three and six months ended June 30, 2002, respectively.

     The components of investment securities available for sale, which were all equity securities, at June 30, 2003 are as follows:


                                                                       GROSS          GROSS
                                                                     UNREALIZED    UNREALIZED        FAIR
                                                         COST           GAIN          LOSS           VALUE
                                                         ----        ----------    -----------       -----

          Investment securities.........................$13,489        $5,873          $86          $19,276


5.   LONG-TERM INVESTMENTS

     At June 30, 2003, long-term investments consisted primarily of investments in limited partnerships of $2,408 which are accounted for at historical cost. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $7,827 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships up to an aggregate of $979 at June 30, 2003. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The Company recognized a gain of $0 and $88 for the three and six months ended June 30, 2003 related to the liquidation of one of its limited partnership investments.

6.   OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities, excluding New Valley's mortgage note payable, at June 30, 2003 are as follows:

                                                   LONG-TERM      CURRENT
                                                    PORTION       PORTION
                                                    -------       -------

          Retiree and disability obligations         $2,716         $500
          Other long-term liabilities                   172           --
                                                     ------         ----
          Total other long-term liabilities          $2,888         $500
                                                     ======         ====

 7.  CONTINGENCIES

     LAWSUITS

     In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke Group Holding Inc. ("Brooke Group Holding"), an indirect wholly-owned subsidiary of Vector in the Delaware Chancery Court by a stockholder of the Company. The suit

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


     alleges that the Company's purchase of the BrookeMil shares from Brooke (Overseas) Ltd., which was then an indirect subsidiary of Brooke Group Holding, in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks a declaration that the Company's directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. Brooke Group Holding and the Company believe that the allegations in the case are without merit. Discovery in the case is ongoing.

     In July 1999, a purported class action was commenced on behalf of the Company's former Class B preferred shareholders against the Company, Brooke Group Holding and certain directors and officers of the Company in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of the Company's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of compensatory damages as well as all costs and fees. The Court dismissed six of plaintiff's nine claims alleging inadequate disclosure in the proxy statement. Brooke Group Holding and the Company believe that the remaining allegations are without merit and recently filed a motion for summary judgment on the remaining three claims.

     The Company has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995. If the state taxing authority were to prevail, New Valley would owe approximately $6,900, including interest, at June 30, 2003. The Company intends to vigorously oppose the proposed assessment. An initial administrative hearing has been scheduled for October 2003. If New Valley is unsuccessful in the initial administrative hearing, it may request an additional administrative hearing prior to challenging the notice of proposed assessment in court. No assurances can be given that the Company will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements at June 30, 2003.

     Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     In 1994, the Company commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley's former Western Union satellite business. The Company had a contract with NASA to launch two Westar satellites. The first satellite was launched in 1984, and the second was scheduled to be launched in 1986. Following the explosion of the space shuttle Challenger in January 1986, the President of the United States announced a change in the government's policy regarding commercial satellite launches, and the Company's satellite was not launched. As a result, the Company sued the government for breach of contract seeking damages of approximately $34,000. In 1995, the United States Court of Federal Claims granted the government's motion to dismiss and, in 1997, the United States Court of Appeals for the Federal Circuit reversed and remanded the case. Discovery recently concluded, and the Company believes that a trial will be scheduled by the court sometime in the fall of 2003.

     As of June 30, 2003, New Valley had $656 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


 8.  BUSINESS SEGMENT INFORMATION

     The following table presents certain financial information of the Company's operations as of and for the three and six months ended June 30, 2003 and 2002.


                                                                          CORPORATE
                                                       REAL ESTATE        AND OTHER            TOTAL
                                                       -----------        ---------            -----

          THREE MONTHS ENDED JUNE 30, 2003
          Revenues                                     $  1,777          $     142          $   1,919
          Other loss                                       (174)                (5)              (179)
          Operating income (loss) before taxes
             and minority interests                         486             (2,404)            (1,918)
          Depreciation and amortization                     321                 --                321

          THREE MONTHS ENDED JUNE 30, 2002
          Revenues                                     $    237          $   1,495          $   1,732
          Other income (loss)                             8,909               (394)             8,515
          Operating income (loss) before taxes
            and minority interests                        8,143             (1,966)             6,177
          Depreciation and amortization                      68                 --                 68


          SIX MONTHS ENDED JUNE 30, 2003
          Revenues                                     $  3,576          $     586          $   4,162
          Other loss                                       (891)               (12)              (903)
          Operating income (loss) before taxes
            and minority interests                          298             (5,192)            (4,894)
          Identifiable assets                            72,261             88,737            160,998
          Depreciation and amortization                     642                 --                642
          Capital expenditures                               --                 --                 --

          SIX MONTHS ENDED JUNE 30, 2002
          Revenues                                     $    661          $   3,355          $   4,016
          Other income (loss)                             8,909               (398)             8,511
          Operating income (loss) before taxes
             and minority interests                       8,071             (3,322)             4,749
          Identifiable assets                             1,458            150,867            152,325
          Depreciation and amortization                     191                 --                191
          Capital expenditures                              688                 --                688



                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


9.   COMPREHENSIVE INCOME

     Comprehensive income of the Company includes net (loss) income and net changes in the value of investment securities available for sale that have not been included in net (loss) income. Comprehensive income applicable to Common Shares for the three and six months ended June 30, 2003 and 2002 is as follows:


                                                       THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                       --------------------------           ---------------------------
                                                         2003               2002               2003               2002
                                                       -------            -------            -------            -------
          Net (loss) income                            $(1,915)           $ 6,261            $(4,890)           $ 4,916
          Net change in unrealized gain
             (loss) on investment securities             6,709             (3,799)             6,824             (1,824)
                                                       -------            -------            -------            -------

             Comprehensive income                      $ 4,794            $ 2,462            $ 1,934            $ 3,092
                                                       =======            =======            =======            =======


10.  STOCK OPTION PLANS

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income to the extent options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and six months ended June 30, 2003 and 2002, respectively.


                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------           --------------------------
                                                              2003               2002               2003               2002
                                                             -------            -------            -------            -------
          Net (loss) income applicable to Common
            Shares, as reported                              $(1,915)           $ 6,261            $(4,890)           $ 4,916
          Deduct: Amortization of fair value of
             New Valley option grants                            (15)               (94)               (25)              (213)
          Add: Stock option compensation included
            Vector net interest                                  252                240                504                480
          Deduct: Amortization of fair value of
            Vector option grants                                (422)              (422)              (844)              (844)
                                                             -------            -------            -------            -------
          Net loss applicable to Common Shares, as
             adjusted                                        $(2,100)           $ 5,985            $(5,255)           $ 4,339
                                                             =======            =======            =======            =======
          Adjusted net (loss) income per
             share - basic and diluted                       $ (0.09)           $  0.26            $ (0.24)           $  0.19
                                                             =======            =======            =======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


INTRODUCTION

         For the three and six months ended June 30, 2003, the results of operations of New Valley's primary operating units include the accounts of two commercial office buildings located in Princeton, N.J., its 50% interest in Douglas Elliman Realty, LLC and other subsidiaries. For the three and six months ended June 30, 2002, the results of operations of New Valley's primary operating units include the accounts of BrookeMil Ltd., a wholly-owned subsidiary, and other subsidiaries.

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

         DOUGLAS ELLIMAN REALTY, LLC. During 2000 and 2001, New Valley acquired for approximately $1,744 a 37.2% ownership interest in Prudential Douglas Elliman Real Estate, formerly known as Prudential Long Island Realty, the largest independently owned and operated residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Prudential Douglas Elliman contributed their interests in Prudential Douglas Elliman to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty, LLC as a result of an additional investment of approximately $1,413 by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. As part of the transaction, Prudential Douglas Elliman Real Estate renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc for an additional ten-year term. The owners of Douglas Elliman Realty, LLC also agreed, subject to receipt of any required regulatory approvals, to contribute to Douglas Elliman Realty, LLC their interests in the related mortgage company. As a result, New Valley's equity loss from Douglas Elliman Realty, LLC includes 50% of the mortgage company's results from operations.

         In March 2003, Douglas Elliman Realty, LLC purchased the leading New York City-based residential brokerage firm, Douglas Elliman, LLC, formerly Insignia Douglas Elliman, and an affiliated property management company, for $71,250. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman, LLC has created the largest residential brokerage company in the New York metropolitan area. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty, LLC to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

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

         INVESTMENT SECURITIES AVAILABLE FOR SALE. At June 30, 2003, New Valley had investment securities available for sale of $19,276. New Valley classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses are included in other income. The cost of securities sold is determined based on average cost. Gains are recognized when realized in New Valley's consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. New Valley's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of New Valley's marketable securities, it is New Valley's policy to record a realized loss on such investment in the Company's consolidated statements of operations. In 2002, New Valley recorded a write down of $6,776 related to other-than-temporary declines of its investment securities. During the six months ended June 30, 2003, New Valley had net increases to unrealized gains on investment securities of $6,824, which have been included in accumulated other comprehensive income in the Company's consolidated statement of changes in stockholders' equity.

         INVESTMENTS IN NON-CONSOLIDATED REAL ESTATE BUSINESSES. New Valley accounts for its 50% interest in Douglas Elliman Realty, LLC and in KOA Investors LLC on the equity method because it has a significant, but less than controlling, interest in these entities. New Valley records its investments in these entities in its consolidated balance sheets as "Investments in non-consolidated real estate businesses" and its share of the entities' income or loss as "Equity income (loss) from non-consolidated real estate businesses". Judgment is required in determining controlling interest. Factors considered by New Valley in determining whether it has significant influence or has control include risk and reward sharing, experience and financial condition of the other investors, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. However, New Valley's consolidated net income or loss for the period and its stockholders' equity at the end of the period are the same whether its investments in these entities are accounted for under the equity method or these entities are consolidated. Because New Valley does not control the decision-making process or business management practices of these entities, it relies on management of these entities and their independent accountants to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that New Valley uses in the application of the equity method. New Valley is not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on New Valley's consolidated financial statements.

         LONG-TERM INVESTMENTS. At June 30, 2003, New Valley had long-term investments of $2,408, representing investments in various limited partnerships. The principal business of the limited partnerships is investing in real estate and investment securities. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its consolidated statements of operations.

         INCOME TAXES. The year 2000 was the only year out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated federal tax net operating loss, or NOL, carry forwards of approximately $161,000 as of June 30, 2003 and capital loss carry forwards of $6,000, which expire at various dates from 2006 through 2023. New Valley also has approximately $13,500 of alternative minimum tax credit carry forwards as of June 30, 2003, which may be carried forward indefinitely under current U.S. tax law. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax asset associated with these loss carry forwards if it is "more likely than not" that New Valley will not be able

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2003 and June 30, 2002, the results of operations of New Valley's primary operating units are as follows. For the three and six months ended June 30, 2003, New Valley's real estate operations include the accounts of the two office buildings, its 50% interest in Douglas Elliman Realty, LLC and other entities. For the three and six months ended June 30, 2002, real estate operations include the shopping center and BrookeMil.

                                                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                        --------------------------           --------------------------
                                                          2003               2002               2003               2002
                                                        -------            -------            -------            -------
          Real estate:
              Revenues                                  $ 1,777            $   237            $ 3,576            $   661
              Expenses                                    1,117              1,003              2,387              1,499
              Other (loss) income                          (174)             8,909               (891)             8,909
                                                        -------            -------            -------            -------
              Operating income before
                 taxes and minority interests           $   486            $ 8,143            $   298            $ 8,071
                                                        =======            =======            =======            =======

          Corporate and other:
              Revenues                                  $   142            $ 1,495            $   586            $ 3,355
              Expenses                                    2,541              3,067              5,766              6,279
              Other loss                                     (5)              (394)               (12)              (398)
                                                        -------            -------            -------            -------
              Operating loss before taxes
                 and minority interests                 $(2,404)           $(1,966)           $(5,192)           $(3,322)
                                                        =======            =======            =======            =======


THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

         Consolidated total revenues were $1,919 for the three months ended June 30, 2003 versus $1,732 for the same period last year. The increase in revenues of $187 was attributable primarily to additional rental revenues from the acquisition of the two commercial office buildings in Princeton, N.J. in December 2002 offset by decreased gains on the sale of investments of $957 and the absence of rental revenue from New Valley's remaining U.S. shopping center, which was disposed of in May 2002.

         Revenues from real estate operations for the three months ended June 30, 2003 increased by $1,540 primarily due to additional rental revenues from the acquisition of the two office buildings in December 2002, offset by the absence of rental revenue from New Valley's remaining shopping center disposed of in May 2002. Expenses of the real estate operations increased $114 in the 2003 period due primarily to higher expenses as a result of the acquisition of the office buildings offset by the expenses associated with the shopping center and expenses associated with the closing of BrookeMil's Russian operations. New Valley recorded gains on sale of real estate in the second quarter of 2002 of $8,484 in connection with the April 2002 sale of BrookeMil and $425 from the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


disposal of the remaining U.S. shopping center. New Valley also recorded $767 in additional general and administrative expenses in the second quarter of 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance.

         Other income from real estate activities in 2003 consisted of equity losses from non-consolidated real estate businesses of $174. The losses resulted from losses of $112 related to Douglas Elliman Realty, LLC and $62 related to New Valley's investment in Koa Investors, which owns the former Kona Surf Hotel in Kailua-Kona, Hawaii. Koa Investors' loss primarily represents management fees. Koa Investors capitalizes all costs related to the acquisition and development of the property. New Valley's equity loss in Douglas Elliman Realty, LLC includes New Valley's portion ($725) of amortization associated with Douglas Elliman, LLC's customer contracts outstanding at the acquisition date.

         For the three months ended June 30, 2003, New Valley's revenues of $142 related to corporate and other activities consisted of interest and dividend income of $142. For the same period in the prior year, revenues related to corporate and other activities were $1,495, which consisted of net gains on investments of $957 and interest and dividend income of $538. The decrease in interest income is due primarily to lower interest rates and lower cash balances in 2003 versus 2002.

         Corporate and other expenses of $2,541 for the three months ended June 30, 2003 consisted primarily of employee compensation and benefits of $1,436 and legal expense of $417. Corporate and other expenses of $3,067 for the second quarter of 2002 consisted primarily of employee compensation and benefits of $1,616 and legal expense of $484.

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

         There was no income tax for the three months ended June 30, 2003 and 2002. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

         Consolidated total revenues were $4,162 for the six months ended June 30, 2003 versus $4,016 for the same period last year. The increase in revenues of $146 was attributable primarily to additional rental revenues from the acquisition of the two commercial office buildings in Princeton, N.J. in December 2002 offset by decreased gains on the sale of investments of $2,069 and the absence of rental revenue from New Valley's remaining U.S. shopping center, which was disposed of in May 2002.

         Revenues from real estate operations for the six months ended June 30, 2003 increased by $2,915 primarily due to additional rental revenues from the acquisition of the two office buildings in December 2002, offset by the absence of rental revenue from New Valley's remaining shopping center disposed of in May 2002. Expenses of the real estate operations increased $888 in the 2003 period due primarily to higher expenses as a result of the acquisition of the office buildings offset by the expenses associated with the shopping center and expenses associated with the closing of BrookeMil's Russian operations. New Valley recorded gains on sale of real estate in the second quarter of 2002 of $8,484 in connection with the April 2002 sale of BrookeMil and $425 from the disposal of the remaining U.S. shopping center. New Valley also recorded $767 in additional general and administrative expenses in the second quarter of 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Other income from real estate activities in 2003 consisted of equity losses from non-consolidated real estate businesses of $891. The equity losses resulted from $689 of losses associated with Douglas Elliman Realty, LLC and $202 related to New Valley's investment in Koa Investors, which owns the former Kona Surf Hotel in Kailua-Kona, Hawaii. Koa Investors' loss primarily represents management fees. Koa Investors capitalizes all costs related to the acquisition and development of the property. New Valley's equity loss in Douglas Elliman Realty, LLC includes New Valley's portion ($725) of amortization associated with Douglas Elliman, LLC's customer contracts outstanding at the acquisition date.

         For the six months ended June 30, 2002, New Valley's revenues of $586 related to corporate and other activities consisted of net gains on investments of $163 and interest and dividend income of $423. For the same period in the prior year, revenues related to corporate and other activities were $3,355, which consisted of net gains on investments of $2,232 and interest and dividend income of $1,123. The decrease in interest income is due primarily to lower interest rates and lower cash balances in 2003 versus 2002.

         Corporate and other expenses of $5,766 for the six months ended June 30, 2003 consisted primarily of employee compensation and benefits of $3,039 and legal expense of $1,188. Corporate and other expenses of $6,279 for the six months ended June 30, 2002 consisted primarily of employee compensation and benefits of $3,237 and legal expense of $893. The increase in corporate expense was primarily due to expenses related to a proposed acquisition by New Valley which was not consummated.

         New Valley recorded a $388 charge for the six months ended June 30, 2003 related to a provision for loss on its net investment in ThinkCorp Holdings.

         There was no income tax for the six months ended June 30, 2003 and 2002, respectively. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2003, New Valley's cash and cash equivalents decreased from $82,113 to $67,499 due primarily to the $9,500 investment in Douglas Elliman Realty, LLC and cash used for operations of $5,695.

         Cash used for operating activities for the six months ended June 30, 2003 was $5,695 compared with cash provided from operating activities for the six months ended June 30, 2002 of $11,300. The difference is primarily due to the receipt of $17,551 in the first quarter of 2002 from the settlement of a lawsuit offset by a decrease in payables, primarily associated with the payment of closing expenses in 2002 related to the December 2001 sale of Western Realty Investments.

         The lawsuit settlement resulted from litigation which arose out of the insurers' participation in a program of insurance covering the amount of fuel in the Westar IV and V communication satellites owned by New Valley's former Western Union satellite business, which was sold in 1989. The two satellites, each of which was launched in 1982 with an expected ten-year life, had shortened lives due to insufficient fuel. In the settlement, New Valley received payment of $17,551 from the insurers in March 2002 for the shortened lives of the two satellites.

         Cash used for investing activities for the six months ended June 30, 2003 was $7,252 compared to cash provided from investing activities of $20,062 for the six months ended June 30, 2002. The difference is primarily attributable to the sale of BrookeMil for $20,461, net of closing expenses, in 2002, the $9,500 investment in Douglas Elliman Realty, LLC in 2003 and the differences in net sales of marketable securities and long-term investments of $1,844 in 2003 versus $2,568 in 2002, offset by the issuance of a note receivable to Ladenburg Thalmann Financial Services Inc. of $2,500 in 2002.

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

         During 2000 and 2001, New Valley acquired for approximately $1,744 a 37.2% ownership interest in Prudential Douglas Elliman Real Estate, the largest independently owned and operated real estate brokerage company on Long Island, New York and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty, LLC as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests.

         In March 2003, Douglas Elliman Realty, LLC purchased the leading New York City - based residential brokerage firm, Douglas Elliman, LLC, formerly Insignia Douglas Elliman, and an affiliated property management company, for $71,250. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman, LLC has created the largest residential brokerage company in the New York metropolitan area. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty, LLC to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

         New Valley holds a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is scheduled to reopen in late 2004 as a Sheraton resort. New Valley is required to make additional investments of $6,600 at June 30, 2003 in the project. New Valley is also required to make additional investments in another limited partnership of up to $979 at June 30, 2003.

         In March 2002, New Valley lent $2,500 to Ladenburg Thalmann Financial Services, the Company's majority-owned subsidiary until December 2001 which acquired Ladenburg Thalmann & Co. Inc. from New Valley in May 2001. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where Ladenburg Thalmann Financial Services receives at least $5,000 in total proceeds. In July 2002, Ladenburg Thalmann Financial Services borrowed an additional $2,500 from New Valley on the same terms. In November 2002, New Valley agreed, in connection with a $3,500 loan to Ladenburg Thalmann Financial Services by an affiliate of its clearing broker, to extend the maturity of the notes to December 31, 2006 and to subordinate the notes to the repayment of the loan.

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

         New Valley has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995. If the state taxing authority were to prevail, New Valley would owe approximately $6,900, including interest, at June 30, 2003. New Valley intends to vigorously

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


oppose the proposed assessment. An initial administrative hearing has been scheduled for October 2003. If New Valley is unsuccessful in the initial administrative hearing, it may request an additional administrative hearing prior to challenging the notice of proposed assessment in court. No assurances can be given that New Valley will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements as of June 30, 2003.

         As of June 30, 2003, New Valley had $656 of prepetition bankruptcy-related claims and restructuring accruals including claims for lease rejection damages and for unclaimed monies that certain states are seeking on behalf of money transfer customers. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

         In April 2002, New Valley sold the shares of BrookeMil for approximately $22,000 before closing expenses. New Valley recorded a gain of approximately $8,484 in the second quarter of 2002 in connection with the sale.

         Cash flows used in financing activities were $1,667 for the six months ended June 30, 2003 and $12,171 for the six months ended June 30, 2002. The 2003 amount primarily consists of the repurchase of 318,572 of New Valley's Common Shares for $1,346 in 2003. The 2002 amount primarily consists of the repayment of the participating loan to Apollo in connection with the sale of BrookeMil.

         On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of August 13, 2003, New Valley had repurchased 1,185,615 shares for approximately $4,695.

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

         In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently analyzing the provisions of SFAS No. 149 to determine if there will be any impact of adoption, but does not believe that there will be any material impact on its consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 15, 2003 and in the first interim period after June 15, 2003 for all other financial instruments. The Company is currently analyzing the provisions of SFAS No. 150 to determine its impact, but does not believe that there will be any material impact on its consolidated financial statements.

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

         EQUITY PRICE RISK

         New Valley held investment securities available for sale totaling $19,276 at June 30, 2003. Adverse market conditions could have a significant effect on the value of New Valley's investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

         INTEREST RATE RISK

         As of June 30, 2003, New Valley's outstanding debt consisted of a non-recourse mortgage note payable with a variable interest rate, which increases the risk of fluctuating interest rates. New Valley's exposure to market risk includes interest rate fluctuations in connection with its variable rate borrowing, which could adversely affect its cash flows. As of June 30, 2003, New Valley had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), New Valley's annual interest expense could increase or decrease by approximately $400.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         New Valley and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent New Valley's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, New Valley has identified under "Risk Factors" in Item 1 of New Valley's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of New Valley.

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

ITEM 4. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of New Valley's management, including its principal executive officer and principal financial officer, New Valley has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, its principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in New Valley's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, New Valley's internal control over financial reporting.

         Disclosure controls and procedures are New Valley's controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         See Note 7 to the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended June 30, 2003.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         New Valley held its 2003 annual meeting of stockholders on June 2, 2003. There were 22,117,852 New Valley common shares entitled to be voted on the April 28, 2003 record date for the meeting. The only matter submitted to the New Valley's stockholders for a vote at the annual meeting was to elect the following eight director nominees to serve for the ensuing year and until their successors are elected. The votes cast and withheld for such nominees were as follows:

                 NOMINEE                      FOR                WITHHELD
                 -------                      ---                --------

         Henry C. Beinstein                 19,989,152            146,111

         Arnold I. Burns                    19,989,014            146,249

         Ronald J. Kramer                   19,988,872            146,391

         Richard J. Lampen                  19,989,091            146,172

         Bennett S. LeBow                   19,987,106            148,157

         Howard M. Lorber                   19,988,735            146,528

         Barry W. Ridings                   19,988,180            147,083

         Victor M. Rivas                    19,988,636            146,627

         Based on these voting results, each of the directors nominated was elected.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             10.1 Second Amendment to Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty, LLC), dated as of May 19, 2003.

             31.1 Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) REPORTS ON FORM 8-K

                   None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEW VALLEY CORPORATION
                                             (Registrant)



Date: August 14,  2003                   By: /s/ J. BRYANT KIRKLAND III
                                             ---------------------------------
                                             J. Bryant Kirkland III
                                             Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Duly Authorized Officer and
                                                Chief Accounting Officer)