Form 10-Q
period 2003-09-30
NEW VALLEY CORP
filed 2003-11-13
CIK 106374

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         AS OF NOVEMBER 12, 2003, THERE WERE OUTSTANDING 22,117,852 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.


================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----
     Item 1.        Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets as of September 30,
                        2003 and December 31, 2002....................................           3

                    Condensed Consolidated Statements of Operations for the
                        three months and nine months ended September 30,
                        2003 and 2002.................................................           4

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the nine months ended
                        September 30, 2003............................................           5

                    Condensed Consolidated Statements of Cash Flows for
                        the nine months ended September 30, 2003 and 2002.............           6

                    Notes to Condensed Consolidated Financial Statements..............           7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................          16

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........          25

     Item 4.        Controls and Procedures...........................................          25

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................          26

     Item 2.        Changes in Securities and Use of Proceeds.........................          26

     Item 6.        Exhibits and Reports on Form 8-K..................................          26

SIGNATURE...........................................................................            27

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                    September 30,    December 31,
                                                                                         2003            2002
                                                                                    -------------    ------------

                                     ASSETS

Current assets:
     Cash and cash equivalents .................................................      $  66,652       $  82,113
     Investment securities available for sale ..................................         19,557          13,391
     Restricted assets .........................................................          1,190           1,811
     Other current assets ......................................................            433             402
                                                                                      ---------       ---------
         Total current assets ..................................................         87,832          97,717
                                                                                      ---------       ---------

Investments in real estate, net ................................................         53,311          54,208
Investments in non-consolidated real estate businesses .........................         17,274           7,808
Restricted assets ..............................................................            174             168
Long-term investments, net .....................................................          2,559           3,150
Other assets ...................................................................            412             497
                                                                                      ---------       ---------

         Total assets ..........................................................      $ 161,562       $ 163,548
                                                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of mortgage note payable ..................................      $     644       $     644
     Accounts payable and accrued liabilities ..................................          3,006           5,741
     Prepetition claims and restructuring accruals .............................            655             674
     Income taxes ..............................................................         10,445          10,499
                                                                                      ---------       ---------
         Total current liabilities .............................................         14,750          17,558
                                                                                      ---------       ---------

Mortgage note payable ..........................................................         39,374          39,856
Other long-term liabilities ....................................................          2,808           3,077

Commitments and contingencies ..................................................             --              --

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 shares
       authorized; 22,117,852 and 22,436,424 shares outstanding ................            221             224
     Additional paid-in capital ................................................        862,333         863,676
     Accumulated deficit .......................................................       (764,524)       (759,806)
     Accumulated other comprehensive income (loss) .............................          6,600          (1,037)
                                                                                      ---------       ---------
         Total stockholders' equity ............................................        104,630         103,057
                                                                                      ---------       ---------

         Total liabilities and stockholders' equity ............................      $ 161,562       $ 163,548
                                                                                      =========       =========


                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                                    ----------------------------     -----------------------------
                                                                        2003            2002             2003             2002
                                                                    ------------    ------------     ------------     ------------
Revenues:
     Real estate leasing .......................................    $      1,797    $         --     $      5,373     $        661
     Gain (loss) on sale of investments, net ...................             443             (25)             606            2,207
     Interest and dividend income ..............................             153             593              576            1,716
                                                                    ------------    ------------     ------------     ------------
         Total .................................................           2,393             568            6,555            4,584
                                                                    ------------    ------------     ------------     ------------
Cost and expenses:
     General and administrative ................................           2,595           2,635            8,349            8,576
     Rental real estate activities, excluding interest .........             838              --            2,506            1,499
     Interest expense ..........................................             348              --            1,079              338
                                                                    ------------    ------------     ------------     ------------
         Total .................................................           3,781           2,635           11,934           10,413
                                                                    ------------    ------------     ------------     ------------
Other results from operations:
     Gain on sale of real estate ...............................              --             139               --            9,048
     Equity income from non-consolidated real estate businesses            1,527             341              636              341
     Provision for loss on net investment in subsidiary ........              --              --               --             (388)
     Provision for uncollectibility of notes receivable ........              --         (13,198)              --          (13,198)
     Other income (loss) .......................................              33              --               21              (10)
                                                                    ------------    ------------     ------------     ------------
         Total .................................................           1,560         (12,718)             657           (4,207)
                                                                    ------------    ------------     ------------     ------------
Income (loss) from operations before income taxes
     and minority interests ....................................             172         (14,785)          (4,722)         (10,036)
Minority interests in loss of consolidated subsidiaries ........              --              --               (4)            (167)
                                                                    ------------    ------------     ------------     ------------
Net income (loss) ..............................................    $        172    $    (14,785)    $     (4,718)    $     (9,869)
                                                                    ============    ============     ============     ============

Income (loss) per Common Share (basic):
     Net income (loss) per Common Share ........................    $       0.01    $      (0.65)    $      (0.21)    $      (0.43)
                                                                    ============    ============     ============     ============

Number of shares used in computation ...........................      22,117,852      22,881,467       22,155,528       22,861,677
                                                                    ============    ============     ============     ============

Income (loss) per Common Share (diluted):
     Net income (loss) per Common Share ........................    $       0.01    $      (0.65)    $      (0.21)    $      (0.43)
                                                                    ============    ============     ============     ============

Number of shares used in computation ...........................      22,120,166      22,881,467       22,155,528       22,861,677
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


                                                                                     Accumulated
                                                      Additional                        Other
                                        Common         Paid-In       Accumulated     Comprehensive
                                        Shares         Capital         Deficit       Income (Loss)      Total
                                      ---------       ----------     ------------    --------------   ---------
Balance, December 31, 2002 .....      $     224       $ 863,676        (759,806)         (1,037)      $ 103,057

   Net loss ....................             --              --          (4,718)             --          (4,718)

   Unrealized gain on investment
     securities ................             --              --              --           7,637           7,637

   Repurchase of Common Shares .             (3)         (1,343)             --              --          (1,346)
                                      ---------       ---------       ---------       ---------       ---------

Balance, September 30, 2003 ....      $     221       $ 862,333       $(764,524)      $   6,600       $ 104,630
                                      =========       =========       =========       =========       =========


                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                              September 30,
                                                                                      -------------------------
                                                                                         2003            2002
                                                                                      ---------       ---------
Cash flows from operating activities:
   Net loss ....................................................................      $  (4,718)      $  (9,869)
   Adjustments to reconcile net loss to net cash (used for)
     provided from operating activities:
       Depreciation and amortization ...........................................            962             191
       Stock-based compensation expense ........................................             --             442
       Gain on sale of investments .............................................           (606)         (2,207)
       Gain on sale of assets ..................................................             --          (8,660)
       Provision for uncollectibility of notes receivable ......................             --          13,198
       Equity income from non-consolidated real estate businesses ..............           (636)           (341)
       Minority interests in loss from operations of consolidated subsidiaries .             (4)           (167)
       Changes in assets and liabilities, net of effects of dispositions:
         Decrease in receivables and other assets ..............................            610          20,544
         Decrease in accounts payable and accrued liabilities ..................         (3,054)         (3,994)
                                                                                      ---------       ---------
Net cash (used for) provided from operating activities .........................         (7,446)          9,137
                                                                                      ---------       ---------
Cash flows from investing activities:
     Sale or maturity of investment securities .................................          2,361           5,626
     Purchase of investment securities .........................................           (372)         (6,034)
     Sale or liquidation of long-term investments ..............................            874              --
     Purchase of long-term investments .........................................           (195)             --
     Purchase of non-consolidated real estate businesses .......................         (9,500)           (750)
     Distributions from non-consolidated real estate businesses ................            670              --
     Sale of real estate, net ..................................................             --          20,461
     Purchase of real estate ...................................................             --            (688)
     Payment of prepetition claims and restructuring accruals ..................            (19)         (2,025)
     Increase in restricted assets .............................................             (6)             --
     Repayment of note receivable ..............................................             --           1,000
     Issuance of notes receivable ..............................................             --          (5,000)
                                                                                      ---------       ---------
Net cash (used for) provided from investing activities .........................         (6,187)         12,590
                                                                                      ---------       ---------
Cash flows used for financing activities:
     Repayment of participating loan ...........................................             --         (12,400)
     Repayment of mortgage notes payable .......................................           (482)            (36)
     Exercise of stock options .................................................             --             265
     Repurchase of Common Shares ...............................................         (1,346)             --
                                                                                      ---------       ---------
Net cash used for financing activities .........................................         (1,828)        (12,171)
                                                                                      ---------       ---------
Net (decrease) increase in cash and cash equivalents ...........................        (15,461)          9,556
Cash and cash equivalents, beginning of period .................................         82,113          92,069
                                                                                      ---------       ---------
Cash and cash equivalents, end of period .......................................      $  66,652       $ 101,625
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


1.       PRINCIPLES OF REPORTING

         The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The consolidated financial statements as of September 30, 2003 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the consolidated financial statements in New Valley's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

         NATURE OF OPERATIONS

         The Company is engaged in the real estate business and is seeking to acquire additional operating companies. The Company owns, through its New Valley Realty Division, two commercial office buildings in Princeton, N.J. and a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty, LLC, which operates a residential real estate brokerage company in the New York metropolitan area. At September 30, 2003, Vector Group Ltd. ("Vector"), New Valley's principal stockholder, owned 58.1% of New Valley's Common Shares.

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

         New Valley holds two investments that are accounted for using the equity method. The Company does not control the decision-making process or business management practices of these entities. Accordingly, New Valley relies on management of these entities and their independent accountants to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that New Valley uses in the application of the equity method. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity entities that would have a material effect on New Valley's consolidated financial statements.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


         NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is based on the weighted average number of Common Shares outstanding. Diluted net income (loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the exercise of stock options and warrants if such exercise was dilutive. Options and warrants to purchase Common Shares of 18,032,771 were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2003 and 2002, as the effect would have been anti-dilutive.

         EQUITY INCOME FROM NON-CONSOLIDATED REAL ESTATE BUSINESSES

         The Company accounts for its non-consolidated real estate businesses, Douglas Elliman Realty, LLC and Koa Investors LLC, which are 50% owned by the Company, on the equity method. See Note 3.

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

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee and director compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after such date. The Company has not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No.
         148. See Note 11.

         In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46, as amended, is effective February 1, 2003 for variable interest entities created after January 31, 2003, and December 15, 2003 for variable interest entities created prior to February 1, 2003. The Company does not believe this interpretation will have a material impact on its consolidated financial statements.

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

2.       INVESTMENTS IN REAL ESTATE AND MORTGAGE NOTE PAYABLE

         Office Buildings

         The components of the Company's investments in real estate and the related non-recourse mortgage note payable collateralized by such real estate at September 30, 2003 are as follows:

         Land .........................................      $  7,636
         Buildings ....................................        46,622
                                                             --------
                Total .................................        54,258
         Less accumulated depreciation ................          (947)
                                                             --------
                Investments in real estate, net .......      $ 53,311
                                                             ========

         Mortgage note payable ........................      $ 40,018
         Current portion of mortgage note payable .....           644
                                                             --------
         Mortgage note payable - long-term portion ....      $ 39,374
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

                                                        PRO FORMA                     AS REPORTED
                                              ----------------------------    ---------------------------
                                              THREE MONTHS     NINE MONTHS    THREE MONTHS    NINE MONTHS
                                                  ENDED           ENDED           ENDED           ENDED
                                               SEPTEMBER        SEPTEMBER      SEPTEMBER       SEPTEMBER
                                                30, 2002        30, 2002        30, 2002        30, 2002
                                              ------------     -----------    ------------    -----------
         Revenues .......................       $  2,407        $  9,789        $    568        $  4,584

         Net loss .......................       $(14,219)       $ (8,327)       $(14,785)       $ (9,869)
                                                ========        ========        ========        ========

         Net loss per common
            share (basic and diluted) ...       $  (0.62)       $  (0.36)       $  (0.65)       $  (0.43)
                                                ========        ========        ========        ========

         Shopping Center

         New Valley disposed of its remaining U.S. shopping center in May 2002 and recorded a gain in connection with the disposal of $139 and $564 for the three and nine months ended September 30, 2002, respectively, which resulted from the shopping center's negative book value. No proceeds were received in the disposal.

         Russian Real Estate

         On April 30, 2002, New Valley sold the shares of BrookeMil Ltd. ("BrookeMil") for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were the Company's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin LLC participating loan to BrookeMil, New Valley received approximately $7,500 of the net proceeds from the sale and Apollo Real Estate Investment Fund III, L.P. received approximately $12,500 of the proceeds. New Valley recorded a gain on the sale of real estate of $8,484 in the second quarter of 2002 in connection with the sale. New Valley also recorded $767 in additional general and administrative expenses related to the closing of its Russian operations for the three and nine months ended September 30, 2002. The expenses consisted principally of employee severance.

3.       INVESTMENTS IN NON-CONSOLIDATED REAL ESTATE BUSINESSES

         Residential Brokerage Business

         During 2000 and 2001, New Valley acquired for $1,744 a 37.2% ownership interest in B&H Associates of NY, doing business as Prudential Douglas Elliman Real Estate ("Realty"), formerly known as Prudential Long Island Realty, a residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Realty contributed their interests in Realty to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty, LLC as a result of an additional investment of $1,413 by New Valley and the redemption by Realty of various ownership interests. As part of the transaction, Realty renewed for a ten-year term its franchise agreement with The Prudential Real Estate Affiliates, Inc. The owners of Realty also agreed, subject to receipt of any required regulatory approvals, to contribute to Douglas Elliman Realty, LLC their interests in the related mortgage company. As a result, New Valley's equity loss from Douglas Elliman Realty, LLC includes 46% of the mortgage company's results from operations.

         In March 2003, Douglas Elliman Realty, LLC purchased the New York City-based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty, LLC to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013. Interest income earned by New Valley on the subordinated debt is recognized in the Company's consolidated statements of operations as part of equity income from non-consolidated real estate businesses.

         New Valley accounts for its interest in Douglas Elliman Realty, LLC on the equity method and recorded income of $1,590 and $901 for the three and nine months ended September 30, 2003, respectively, associated with Douglas Elliman Realty, LLC. New Valley recorded income of $1,014 for the three and nine months ended September 30, 2002, respectively, associated with Douglas Elliman Realty, LLC. New Valley's equity income in Douglas Elliman Realty, LLC has been reduced by New Valley's portion ($621 and $1,346, respectively) of amortization expense associated with Douglas Elliman, LLC's customer contracts outstanding at the acquisition date.

         Hawaiian Hotel

         In 2001, together with developer Brickman Associates and other investors, New Valley acquired control of the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is scheduled to reopen in late 2004 as a Sheraton resort. The Company, which holds a 50% interest in Koa Investors LLC, the owner of the hotel, has invested $5,900 in the project and has committed to make additional investments of up to $6,600 at September 30, 2003. The Company anticipates funding $1,500 in November 2003.

         The Company accounts for its interest in Koa Investors under the equity method and recorded a losses of $63 and $265 for the three and nine months ended September 30, 2003, respectively, associated with the property. Koa Investors' loss primarily represents management fees. The Company recorded a loss of $673 for the three and nine months ended September 30, 2002, respectively, associated with the property. Koa Investors capitalizes all costs related to the acquisition and development of the property during the construction phase.

4.       INVESTMENT SECURITIES AVAILABLE FOR SALE

         Investment securities classified as available for sale are carried at fair value, with net unrealized gains (losses) included as a component of stockholders' equity. The Company had realized gains (losses) on sales of investment securities available for sale of $443 and $518 for the three and nine months ended September 30, 2003, respectively, and $(25) and $2,207 for the three and nine months ended September 30, 2002, respectively.

         The components of investment securities available for sale, which were all equity securities, at September 30, 2003 are as follows:

                                                       GROSS          GROSS
                                                     UNREALIZED    UNREALIZED        FAIR
                                         COST           GAIN          LOSS           VALUE
                                         ----           ----          ----           -----

       Investment securities..........  $12,957        $6,659          $59          $19,557

5.       LONG-TERM INVESTMENTS

         At September 30, 2003, long-term investments consisted primarily of investments in limited partnerships of $2,408 which are accounted for at historical cost. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $8,521 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company has committed to make additional investments in one of its limited partnerships up to an aggregate of $980 at September 30, 2003. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The Company recognized a gain of $0 and $88 for the three and nine months ended September 30, 2003 related to the liquidation of one of its limited partnership investments.

6.       NOTES RECEIVABLE

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

7.       OTHER LONG-TERM LIABILITIES

         The components of other long-term liabilities, excluding New Valley's mortgage note payable, at September 30, 2003 are as follows:

                                                      LONG-TERM     CURRENT
                                                       PORTION      PORTION
                                                      ---------     -------

         Retiree and disability obligations .....       $2,630       $  500
         Other long-term liabilities ............          178           --
                                                        ------       ------
         Total other long-term liabilities ......       $2,808       $  500
                                                        ======       ======

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

         The Company has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995. If the state taxing authority were to prevail, New Valley would owe approximately $7,050, including interest, at September 30, 2003. An initial administrative hearing has been scheduled for December 2003. If New Valley is unsuccessful in the initial administrative hearing, it may request an additional administrative hearing prior to challenging the notice of proposed assessment in court. No assurances can be given that the Company will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements at September 30, 2003.

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

         As of September 30, 2003, New Valley had $655 of prepetition bankruptcy-related claims and restructuring accruals. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

         In December 2001, New Valley's subsidiary, Western Realty Development LLC, sold all the membership interests in its subsidiary, Western Realty Investments LLC, which was the entity through which Western Realty Development owned the Ducat Place II office building and the adjoining Ducat Place III site in Moscow, Russia, to Andante Limited, a Bermuda company. In August 2003, Andante submitted an indemnification claim to Western Realty Development alleging losses of $1,225 from breaches of various representations made in the purchase agreement. Under the terms of the purchase agreement, Western Realty Development has no obligation to indemnify Andante unless the aggregate amount of all claims for indemnification made by Andante exceeds $750, and Andante is required to bear the first $200 of any proven loss. New Valley would be responsible for 70% of any damages payable by Western Realty Development. Western Realty Development intends to contest the indemnification claim.

9.       BUSINESS SEGMENT INFORMATION

         The following table presents certain financial information of the Company's operations before taxes and minority interests as of and for the three and nine months ended September 30, 2003 and 2002.

                                                                       CORPORATE
                                                       REAL ESTATE     AND OTHER         TOTAL
                                                       -----------     ---------         -----
         Three months ended September 30, 2003
         Revenues ................................      $   1,797      $     596       $   2,393
         Other income ............................          1,527             33           1,560
         Operating income (loss) .................          2,138         (1,966)            172
         Depreciation and amortization ...........            320             --             320

         Three months ended September 30, 2002
         Revenues ................................             --            568             568
         Other income (loss) .....................            480        (13,198)        (12,718)
         Operating income (loss) .................            484        (15,269)        (14,785)
         Depreciation and amortization ...........             --             --              --

         Nine months ended September 30, 2003
         Revenues ................................      $   5,373      $   1,182       $   6,555
         Other income ............................            636             21             657
         Operating income (loss) .................          2,424         (7,146)         (4,722)
         Identifiable assets .....................         73,298         88,264         161,562
         Depreciation and amortization ...........            962             --             962
         Capital expenditures ....................             --             --              --

         Nine months ended September 30, 2002
         Revenues ................................            661          3,923           4,584
         Other income (loss) .....................          9,389        (13,596)         (4,207)
         Operating income (loss) .................          8,213        (18,249)        (10,036)
         Identifiable assets .....................          9,500        116,779         126,279
         Depreciation and amortization ...........            191             --             191
         Capital expenditures ....................            688             --             688

10.      COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) of the Company includes net income (loss) and net changes in the value of investment securities available for sale that have not been included in net income (loss). Comprehensive income (loss) applicable to Common Shares for the three and nine months ended September 30, 2003 and 2002 is as follows:


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                   ----------------------       -----------------------
                                                     2003          2002           2003           2002
                                                   --------      --------       --------       --------
         Net income (loss) ..................      $    172      $(14,785)      $ (4,718)      $ (9,869)
         Net change in unrealized gain
            on investment securities ........           813        (8,881)         7,637        (10,705)
                                                   --------      --------       --------       --------

            Comprehensive income (loss) .....      $    985      $(23,666)      $  2,919       $(20,574)
                                                   ========      ========       ========       ========

11.      STOCK OPTION PLANS

         The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income to the extent options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and nine months ended September 30, 2003 and 2002, respectively.

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                          -----------------------       -----------------------
                                                            2003           2002           2003           2002
                                                          --------       --------       --------       --------
         Net income (loss) applicable to
           Common Shares, as reported ..............      $    172       $(14,785)      $ (4,718)      $ (9,869)
         Deduct: Amortization of fair value of
           New Valley option grants ................           (13)           (10)           (38)          (223)
         Add: Stock option compensation
           included ................................           252            240            756            720
         Deduct: Amortization of fair value of
           Vector option grants ....................          (422)          (422)        (1,266)        (1,266)
                                                          --------       --------       --------       --------
         Net loss applicable to Common Shares,
           as adjusted .............................      $    (11)      $(14,977)      $ (5,266)      $(10,638)
                                                          ========       ========       ========       ========
         Adjusted net loss per share - basic and
           diluted .................................      $  (0.00)      $  (0.66)      $  (0.24)      $  (0.47)
                                                          ========       ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

         For the three and nine months ended September 30, 2003, the results of operations of New Valley's primary operating units include the accounts of two commercial office buildings located in Princeton, N.J., its 50% interest in Douglas Elliman Realty, LLC and other subsidiaries. For the three and nine months ended September 30, 2002, the results of operations of New Valley's primary operating units include the accounts of BrookeMil Ltd., a wholly-owned subsidiary, and other subsidiaries.

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

         Douglas Elliman Realty, LLC. During 2000 and 2001, New Valley acquired for $1,744 a 37.2% ownership interest in Prudential Douglas Elliman Real Estate, formerly known as Prudential Long Island Realty, the largest independently owned and operated residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Prudential Douglas Elliman contributed their interests in Prudential Douglas Elliman to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty, LLC as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. As part of the transaction, Prudential Douglas Elliman Real Estate renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc. for an additional ten-year term. The owners of Douglas Elliman Realty, LLC also agreed, subject to receipt of any required regulatory approvals, to contribute to Douglas Elliman Realty, LLC their interests in the related mortgage company. As a result, New Valley's equity loss from Douglas Elliman Realty, LLC includes 46% of the mortgage company's results from operations.

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

         Investment Securities Available for Sale. At September 30, 2003, New Valley had investment securities available for sale of $19,557. New Valley classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses are included in other income. The cost of securities sold is determined based on average cost. Gains are recognized when realized in New Valley's consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. New Valley's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of New Valley's marketable securities, it is New Valley's policy to record a realized loss on such investment in the Company's consolidated statements of operations. In 2002, New Valley recorded a write down of $6,776 related to other-than-temporary declines of its investment securities. During the nine months ended September 30, 2003, New Valley had net increases to unrealized gains on investment securities of $7,637, which have been included in accumulated other comprehensive income in the Company's consolidated statement of changes in stockholders' equity.

         Investments in Non-Consolidated Real Estate Businesses. New Valley accounts for its 50% interest in Douglas Elliman Realty, LLC and in KOA Investors LLC on the equity method because it has a significant, but less than controlling, interest in these entities. New Valley records its investments in these entities in its consolidated balance sheets as "Investments in non-consolidated real estate businesses" and its share of the entities' income or loss as "Equity income from non-consolidated real estate businesses". Judgment is required in determining controlling interest. Factors considered by New Valley in determining whether it has significant influence or has control include risk and reward sharing, experience and financial condition of the other investors, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. However, New Valley's consolidated net income or loss for the period and its stockholders' equity at the end of the period are the same whether its investments in these entities are accounted for under the equity method or these entities are consolidated. Because New Valley does not control the decision-making process or business management practices of these entities, it relies on management of these entities and their independent accountants to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that New Valley uses in the application of the equity method. New Valley is not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on New Valley's consolidated financial statements.

         Long-Term Investments. At September 30, 2003, New Valley had long-term investments of $2,560, which principally represented investments in various limited partnerships. The principal business of the limited partnerships is investing in real estate and investment securities. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its consolidated statements of operations.

         Income Taxes. The year 2000 was the only year out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated federal tax net operating loss, or NOL, carry forwards of approximately $161,500 as of September 30, 2003 and capital loss carry forwards of $5,100, which expire at various dates from 2006 through 2023. New Valley also has approximately $13,500 of alternative minimum tax credit carry forwards as of September 30, 2003, which may be carried forward indefinitely under current U.S. tax law. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax asset associated with these loss carry forwards if it is "more likely than not" that New Valley will not be able to utilize it to offset future taxes. Due to the size of the loss carry forwards in relation to New Valley's history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional operating companies, New Valley has not recognized any of this net deferred tax asset. New Valley currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

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

RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 2003 and September 30, 2002, the results of operations of New Valley's primary operating units are as follows. For the three and nine months ended September 30, 2003, New Valley's real estate operations include the accounts of the two office buildings, its 50% interest in Douglas Elliman Realty, LLC and other entities. For the three and nine months ended September 30, 2002, real estate operations include the shopping center and BrookeMil.

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                             -----------------------       -----------------------
                                               2003           2002           2003           2002
                                             --------       --------       --------       --------
Real estate:
    Revenues ..........................      $  1,797       $     --       $  5,373       $    661
    Expenses ..........................         1,186             (4)         3,585          1,837
    Other income ......................         1,527            480            636          9,389
                                             --------       --------       --------       --------
    Operating income (loss) before
       taxes and minority interests ...      $  2,138       $    484       $  2,424       $  8,213
                                             ========       ========       ========       ========

Corporate and other:
    Revenues ..........................      $    596       $    568       $  1,182       $  3,923
    Expenses ..........................         2,595          2,639          8,349          8,576
    Other income (loss) ...............            33        (13,198)            21        (13,596)
                                             --------       --------       --------       --------
    Operating loss before taxes
       and minority interests .........      $ (1,966)      $(15,269)      $ (7,146)      $(18,249)
                                             ========       ========       ========       ========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

         Consolidated total revenues were $2,393 for the three months ended September 30, 2003 versus $568 for the same period last year. The increase in revenues of $1,825 was attributable primarily to additional rental revenues from the acquisition of two commercial office buildings in Princeton, N.J. in December 2002 and increased gains on the sale of investments of $468 offset by lower interest income of $440.

         Revenues from real estate operations for the three months ended September 30, 2003 were $1,797, which represented rental revenues from New Valley's two office buildings, which were acquired in December 2002. Expenses of the real estate operations were $1,186 in the 2003 period which were primarily associated with the office buildings. There were neither significant revenues nor expenses associated with real estate operations for the three months ended September 30, 2002.

         Other income from real estate activities for the three months ended September 30, 2003 consisted of equity income from non-consolidated real estate businesses of $1,527. The equity income resulted from income of $1,590 from Douglas Elliman Realty, LLC offset by a loss of $63 related to New Valley's investment in Koa Investors, which owns the former Kona Surf Hotel in Kailua-Kona, Hawaii. The principal source of Douglas Elliman Realty, LLC's revenues and profitability is commissions earned on residential property sales. As a result, the third quarter is generally its most profitable quarter as Douglas Elliman, LLC and Prudential Douglas Elliman Real Estate recognize revenue upon closing of the underlying real estate sale. Therefore, revenue recognized by Douglas Elliman Realty, LLC in the third quarter includes closings of residential property sales that were contracted during in the spring and summer months, which is the principal selling season of Douglas Elliman, LLC and Prudential Douglas Elliman Real Estate. New Valley's equity income in Douglas Elliman Realty, LLC has been reduced by New Valley's portion ($620) of amortization expense associated with Douglas Elliman, LLC's customer contracts outstanding at the acquisition date. Koa Investors' loss primarily represents management fees. Koa Investors capitalizes all costs related to the acquisition and development of the property during the construction phase.

         For the three months ended September 30, 2003, New Valley's revenues of $596 related to corporate and other activities consisted of net gains on investments of $443 and interest and dividend income of $153. For the same period in the prior year, revenues related to corporate and other activities were $568, which consisted of interest and dividend income of $593 offset by losses on investments of $25. The decrease in interest income is due primarily to lower prevailing interest rates and lower cash balances in 2003 versus 2002.

         Corporate and other expenses of $2,595 for the three months ended September 30, 2003 consisted primarily of employee compensation and benefits of $1,472 and legal expense of $342. Corporate and other expenses of $2,639 for the third quarter of 2002 consisted primarily of employee compensation and benefits of $1,394 and legal expense of $482.

         New Valley evaluated its ability to collect $13,198 of notes and interest receivable from Ladenburg Thalmann Financial Services Inc. at September 30, 2002. New Valley determined, based on current trends in the broker-dealer industry and Ladenburg's operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

         There was no income tax for the three months ended September 30, 2003 and 2002. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

         Consolidated total revenues were $6,555 for the nine months ended September 30, 2003 versus $4,584 for the same period last year. The increase in revenues of $1,971 was attributable primarily to additional rental revenues from the acquisition of two commercial office buildings in Princeton, N.J. in December 2002 offset by decreased gains on the sale of investments of $1,601, decreased interest and dividend income of $1,140 and the absence of rental revenue from New Valley's remaining U.S. shopping center, which was disposed of in May 2002.

         Revenues from real estate operations for the nine months ended September 30, 2003 increased by $4,712 primarily due to additional rental revenues from the acquisition of the two office buildings in December 2002, offset by the absence of rental revenue from New Valley's remaining shopping center disposed of in May 2002. Expenses of the real estate operations increased $1,748 in the 2003 period due primarily to higher expenses as a result of the acquisition of the office buildings offset by the expenses associated with the shopping center and expenses associated with the closing of BrookeMil's Russian operations. New Valley recorded gains on sale of real estate in the second quarter of 2002 of $8,484 in connection with the April 2002 sale of BrookeMil and $564 from the disposal of the remaining U.S. shopping center, which resulted from the shopping center's negative book value. New Valley also recorded $767 in additional general and administrative expenses in the second quarter of 2002 related to the closing of its Russian operations. The expenses consisted principally of employee severance.

         Other income from real estate activities for the nine months ended September 30, 2003 consisted of equity income from non-consolidated real estate businesses of $636. The equity income resulted from income of $901 from Douglas Elliman Realty, LLC offset by a loss of $265 related to New Valley's investment in Koa Investors, which owns the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley's equity income in Douglas Elliman Realty, LLC has been reduced by New Valley's portion ($1,346) of amortization expense associated with Douglas Elliman, LLC's customer contracts outstanding at the acquisition date. Koa Investors' loss primarily represents management fees. Koa Investors capitalizes all costs related to the acquisition and development of the property during the construction phase.

         For the nine months ended September 30, 2002, New Valley's revenues of $1,182 related to corporate and other activities consisted of net gains on investments of $606 and interest and dividend income of $576. For the same period in the prior year, revenues related to corporate and other activities were $3,923, which consisted of net gains on investments of $2,207 and interest and dividend income of $1,716. The decrease in interest income is due primarily to lower prevailing interest rates and lower cash balances in 2003 versus 2002.

         Corporate and other expenses of $8,349 for the nine months ended September 30, 2003 consisted primarily of employee compensation and benefits of $4,511 and legal expense of $1,530. Corporate and other expenses of $8,576 for the nine months ended September 30, 2002 consisted primarily of employee compensation and benefits of $4,631 and legal expense of $1,375.

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

         New Valley evaluated its ability to collect $13,198 of notes and interest receivable from Ladenburg Thalmann Financial Services at September 30, 2002. New Valley determined, based on current trends in the broker-dealer industry and Ladenburg's operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

         There was no income tax for the nine months ended September 30, 2003 and 2002, respectively. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2003, New Valley's cash and cash equivalents decreased from $82,113 to $66,652 due primarily to the $9,500 investment in Douglas Elliman Realty, LLC and cash used in operations of $7,446.

         Cash used for operating activities for the nine months ended September 30, 2003 was $7,446 compared to cash provided from operating activities for the nine months ended September 30, 2002 of $9,137. The difference is primarily due to the receipt of $17,551 in the first quarter of 2002 from a lawsuit. The lawsuit settlement resulted from litigation, which arose out of the insurers' participation in a program of insurance covering the amount of fuel in the Westar IV and V communication satellites owned by New Valley's former Western Union satellite business, which was sold in 1989. The two satellites, each of which was launched in 1982 with an expected ten-year life, had shortened lives due to insufficient fuel. In the settlement, New Valley received payment of $17,551 from the insurers in March 2002 for the shortened lives of the two satellites.

         Cash used for investing activities for the nine months ended September 30, 2003 was $6,187 compared with cash provided from investing activities for the nine months ended September 30, 2002 of $12,590. The difference is primarily attributable to the sale of BrookeMil for $20,461, net of closing expenses, in 2002 and the $9,500 investment in Douglas Elliman Realty, LLC in 2003 offset by the issuance of a note receivable to Ladenburg Thalmann Financial Services of $5,000 in 2002, differences in net sales of marketable securities and long-term investments of $3,826 and the payment of prepetition claims and restructuring accruals of $2,006.

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

         New Valley holds a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is scheduled to reopen in late 2004 as a Sheraton resort. New Valley has committed to make additional investments of up to $6,600 at September 30, 2003, of which $1,500 is anticipated to be funded in November 2003, in the project. New Valley has also committed to make additional investments in another limited partnership of up to $980 at September 30, 2003.

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

         New Valley has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995. If the state taxing authority were to prevail, New Valley would owe approximately $7,050, including interest, at September 30, 2003. An initial administrative hearing has been scheduled for December 2003. If New Valley is unsuccessful in the initial administrative hearing, it may request an additional administrative hearing prior to challenging the notice of proposed assessment in court. No assurances can be given that New Valley will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements at September 30, 2003.

         In December 2001, New Valley's subsidiary, Western Realty Development LLC, sold all the membership interests in its subsidiary, Western Realty Investments LLC, which was the entity through which Western Realty Development owned the Ducat Place II office building and the adjoining Ducat Place III site in Moscow, Russia, to Andante Limited, a Bermuda company. In August 2003, Andante submitted an indemnification claim to Western Realty Development alleging losses of $1,225 from breaches of various representations made in the purchase agreement. Under the terms of the purchase agreement, Western Realty Development has no obligation to indemnify Andante unless the aggregate amount of all claims for indemnification made by Andante exceeds $750, and Andante is required to bear the first $200 of any proven loss. New Valley would be responsible for 70% of any damages payable by Western Realty Development. Western Realty Development intends to contest the indemnification claim.

         As of September 30, 2003, New Valley had $655 of prepetition bankruptcy-related claims and restructuring accruals. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court. In August 2002, the Company paid $2,000 to settle a claim for unclaimed monies that certain states were seeking on behalf of money transfer customers and the restructuring accruals were reduced by a corresponding amount in the third quarter of 2002. In connection with the settlement, in the second quarter of 2002, the Company reclassified $711 of accrued dividends to stockholders' equity.

         In April 2002, New Valley sold the shares of BrookeMil for approximately $22,000 before closing expenses. New Valley recorded a gain of $8,484 in the second quarter of 2002 in connection with the sale.

         Cash flows used in financing activities were $1,828 for the nine months ended September 30, 2003 and $12,171 for the nine months ended September 30, 2002. The 2003 amount primarily consists of the repurchase of 318,572 of New Valley's Common Shares for $1,346 in 2003. The 2002 amount primarily consists of the repayment of the participating loan to Apollo in connection with the sale of BrookeMil.

         In October 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of November 13, 2003, New Valley had repurchased 1,185,615 shares for approximately $4,695.

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

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure -- an amendment of SFAS No. 123" was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee and director compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after such date. The Company has not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No. 148.

         In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46, as amended, is effective February 1, 2003 for variable interest entities created after January 31, 2003, and December 15, 2003 for variable interest entities created prior to February 1, 2003. The Company does not believe this interpretation will have a material impact on its consolidated financial statements.

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

         Equity Price Risk

         New Valley held investment securities available for sale totaling $19,557 at September 30, 2003. Adverse market conditions could have a significant effect on the value of New Valley's investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

         Interest Rate Risk

         As of September 30, 2003, New Valley's outstanding debt consisted of a non-recourse mortgage note payable with a variable interest rate, which increases the risk of fluctuating interest rates. New Valley's exposure to market risk includes interest rate fluctuations in connection with its variable rate borrowing, which could adversely affect its cash flows. As of September 30, 2003, New Valley had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), New Valley's annual interest expense could increase or decrease by approximately $400.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         New Valley and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent New Valley's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, New Valley has identified under "Risk Factors" in Item 1 of New Valley's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of New Valley.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 8 to the "Notes to the Condensed Quarterly Consolidated Financial Statements" in Part I, Item 1 to this Report.


Item 2.  Changes in Securities and Use of Proceeds

         No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the three months ended September 30, 2003.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits


                  4.1 First Amendment to Loan Agreement dated as of October 24, 2003 between New Valley Corporation, each of the lenders signatory thereto and HSBC Realty Credit Corporation (USA), as Administrative Agent.

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




                                             NEW VALLEY CORPORATION
                                             (Registrant)



Date:    November 13, 2003          By:     /s/J. Bryant Kirkland III
                                            ------------------------------------
                                             J. Bryant Kirkland III
                                             Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Duly Authorized Officer and
                                                Chief Accounting Officer)