Form 10-K
period 2003-12-31
NEW VALLEY CORP
filed 2004-03-15
CIK 106374

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                            ------------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                         COMMISSION FILE NUMBER 1-2493
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

     The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2003 was approximately $35,429,358. Directors and officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     At March 11, 2004, there were 22,117,852 common shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                      PART I
Item 1.          Business....................................................    1
Item 2.          Properties..................................................   12
Item 3.          Legal Proceedings...........................................   13
Item 4.          Submission of Matters to a Vote of Security-Holders;           13
                   Executive Officers of the Registrant......................

                                      PART II
Item 5.          Market for Registrant's Common Equity and Related              15
                   Stockholder Matters.......................................
Item 6.          Selected Financial Data.....................................   16
Item 7.          Management's Discussion and Analysis of Financial Condition    17
                   and Results of Operations.................................
Item 7A.         Quantitative and Qualitative Disclosures About Market          29
                   Risk......................................................
Item 8.          Financial Statements and Supplementary Data.................   29
Item 9.          Changes in and Disagreements with Accountants on Accounting    29
                   and Financial Disclosure..................................
Item 9A.         Controls and Procedures.....................................   29

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   30
Item 11.         Executive Compensation......................................   30
Item 12.         Security Ownership of Certain Beneficial Owners and            30
                   Management and Related Stockholder Matters................
Item 13.         Certain Relationships and Related Transactions..............   30
Item 14.         Principal Accounting Services and Fees......................   30

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form   31
                   8-K.......................................................
SIGNATURES...................................................................   61

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     New Valley Corporation, a Delaware corporation, is engaged in the real estate business and is seeking to acquire additional operating companies. New Valley owns, through its New Valley Realty Division, two commercial office buildings in Princeton, N.J. and a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Douglas Elliman Realty, LLC, which operates the largest residential real estate brokerage company in the New York City metropolitan area. In December 2001, New Valley completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services Inc., its former majority-owned subsidiary engaged in the investment banking and brokerage business. The principal executive office of New Valley is located at 100 S.E. Second Street, Miami, Florida 33131, and the telephone number is (305) 579-8000.

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

     The recapitalization had a significant effect on New Valley's financial position and results of operations. As a result of the exchange of the outstanding preferred shares for common shares and warrants in the recapitalization, New Valley's stockholders' equity increased by $343.4 million from the elimination of the carrying value and dividend arrearages on the redeemable preferred stock. Furthermore, the recapitalization resulted in the elimination of the on-going dividend accruals on the existing redeemable preferred shares of New Valley, as well as the redemption obligation for the Class A preferred shares in January 2003. Also as a result of the recapitalization, the number of outstanding common shares more than doubled, and additional common shares were reserved for issuance upon exercise of the warrants, which have a current effective exercise price of $11.30 per common share and expire on June 14, 2004. In addition, Vector Group Ltd., New Valley's principal stockholder, increased its ownership of the common shares from 42.3% to 55.1%, and its total voting power from 42% to 55.1%. At December 31, 2003, Vector Group owned 58.1% of New Valley's common shares.

BUSINESS STRATEGY

     Following the distribution of the Ladenburg Thalmann Financial Services shares in 2001 and asset dispositions in Russia in December 2001 and April 2002 (discussed below), New Valley has been engaged in the real estate business and holds a significant amount of cash and other investments. The business strategy of New Valley is to continue to operate its real estate business and to acquire operating companies through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means. In the interim, New Valley's cash and investments (aggregating approximately $84.5 million at December 31, 2003) are available for general corporate purposes, including for acquisition purposes.

     As a result of the distribution of the Ladenburg Thalmann Financial Services shares, New Valley's broker-dealer operations, which were the primary source of New Valley's revenues between May 1995 and December 2001, have been treated as discontinued operations in its accompanying consolidated financial statements. See "Discontinued Operations -- Broker-Dealer".

     Financial information relating to New Valley's business segments can be found in Note 18 to the consolidated financial statements.

NEW VALLEY REALTY DIVISION

  Acquisition of Office Buildings

     On December 13, 2002, New Valley completed the acquisition of two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $54.3 million. New Valley purchased the two adjacent office buildings, located at 100 and 150 College Road West, from 100 College Road, LLC, an entity affiliated with Patrinely Group LLC and Apollo Real Estate Investment Fund III, L.P. The two buildings were constructed in July 2000 and June 2001 and have a total of approximately 225,000 square feet of rentable space.

     New Valley acquired a fee simple interest in each office building (subject to certain rights of existing tenants) and in the underlying land for each property. Space in the office buildings is leased to commercial tenants and, as of December 31, 2003, the office buildings were approximately 98% occupied.

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

     Concurrently with the acquisition of the office buildings, New Valley engaged a property-management affiliate of Patrinely Group LLC that had previously managed the office buildings to act as the property manager for the office buildings. The agreement may be terminated by New Valley on 30 days' notice without cause or economic penalty (other than the payment of one month's management fee).

  Hawaiian Hotel

     In July 2001, Koa Investors, LLC, an entity owned by New Valley, developer Brickman Associates and other investors, acquired the leasehold interests in the former Kona Surf Hotel in Kailua-Kona, Hawaii in a foreclosure proceeding. New Valley, which holds a 50% interest in Koa Investors, had invested $7.4 million in the project and had committed to make additional investments of up to an aggregate of $5.1 million as of December 31, 2003. New Valley funded $1.5 million of this amount in February 2004. New Valley accounts for its investment in Koa Investors under the equity method and recorded losses of $327,000 and $1.3 million in 2003 and 2002, respectively, associated with the Kona Surf Hotel. Koa Investors' losses primarily represent management fees and the loss of a deposit on an adjoining golf course, which it determined not to purchase. Koa Investors capitalizes all costs related to the acquisition and development of the property.

     The hotel, which is currently closed, is located on a 20-acre tract, which is leased under two ground leases with Kamehameha Schools, the largest private land owner in Hawaii. In December 2002, Koa Investors and Kamehameha amended the leases to provide for significant rent abatements over the next ten years and extended the remaining term of the leases from 33 years to 65 years. In addition, Kamehameha granted Koa Investors various right of first offer opportunities to develop adjoining resort sites.

     Koa Investors has entered into an agreement with Starwood Hotels and Resorts Worldwide, Inc. for Starwood to manage the hotel when it reopens as the Sheraton Keauhou Bay Resort & Spa, a four star family resort with approximately 525 rooms. The planned major renovation of the property includes comprehensive room enhancements, construction of a fresh water 13,000 square foot fantasy pool, lobby and entrance improvements, a new gym and spa, retail stores and new restaurants. A 10,000 square foot convention center, wedding chapel and other revenue producing amenities would also be restored.

     Koa Investors estimates that the cost of the hotel's renovation will be approximately $55 million. Preliminary development is underway and, subject to completing the necessary financing arrangements, the reopening of the hotel is currently scheduled for late 2004. A predevelopment credit line of $6.5 million has been obtained from a Taiwanese lender. Koa Investors is currently in negotiations with a lender to provide construction financing for the planned renovation. However, no assurance can be given that the necessary financing will be available on terms acceptable to Koa Investors. Koa Investors has capitalized all costs related to the acquisition and development of the property.

  Sales of Shopping Centers

     In February 2001, New Valley sold its Royal Palm Beach, Florida shopping center for $9.5 million before closing adjustments and expenses and recorded a gain of $897,000 on the sale. In May 2002, New Valley disposed of its remaining shopping center in Kanawha, West Virginia and recorded a gain of $564,000 for the year ended December 31, 2002, which represented the shopping center's negative book value, in connection with the disposal. No proceeds were received in the disposal.

DOUGLAS ELLIMAN REALTY, LLC

     During 2000 and 2001, New Valley acquired for approximately $1.7 million a 37.2% ownership interest in B&H Associates of NY, which conducts business as Prudential Douglas Elliman Real Estate, formerly known as Prudential Long Island Realty, the largest independently owned and operated real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company, Preferred Empire Mortgage Company. In December 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of approximately $1.4 million by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. As part of the transaction, Prudential Douglas Elliman Real Estate renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc. for an additional ten-year term. The owners of Douglas Elliman Realty also agreed, upon receipt of the required regulatory approvals, to contribute to Douglas Elliman Realty their interests in the related mortgage company.

     In March 2003, Douglas Elliman Realty purchased the New York City-based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71.25 million. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman has created the largest residential brokerage company in the New York metropolitan area. Upon closing of the acquisition, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. New Valley invested an additional $9.5 million in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which has a principal amount of $9.5 million, bears interest at 12% per annum and is due in March 2013. As part of the Douglas Elliman acquisition, Douglas Elliman Realty acquired Douglas Elliman's affiliate, Residential Management Group LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area's largest manager of rental, co-op and condominium housing.

     New Valley accounts for its interest in Douglas Elliman Realty on the equity method. New Valley recorded income of $1.2 million in 2003 and $594,000 in 2002 associated with Douglas Elliman Realty. New Valley's equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt and 46% of the mortgage company's results from operations.

  Real Estate Brokerage Business

     Douglas Elliman Realty is engaged in the real estate brokerage business through its subsidiaries Douglas Elliman and Prudential Douglas Elliman Real Estate. The two brokerage companies have 47 offices with more than 2,250 real estate brokers in the metropolitan New York area. The companies achieved combined sales of approximately $6.8 billion of real estate for the year ended December 31, 2003.

     Douglas Elliman was founded in 1911 and has grown to be one of Manhattan's leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has nine New York City offices, more than 900 real estate brokers and sales volume of approximately $4 billion of real estate for the year ended December 31, 2003.

     Prudential Douglas Elliman Real Estate is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with approximately 37 offices. During 2003, Prudential Douglas Elliman Real Estate closed approximately 6,955 transactions, representing sales volume of approximately $2.8 billion of real estate. Prudential Douglas Elliman Real Estate's 37 offices serve approximately 250 communities from Manhattan to Montauk. In 2002, Prudential Douglas Elliman Real Estate was ranked as one of the top 50 residential brokerage companies in the United States based on closed sales volume by the Real Trends broker survey.

     Douglas Elliman and Prudential Douglas Elliman Real Estate both act as a broker or agent in residential real estate transactions. In performing these services, the companies have historically represented the seller, either as the listing broker, or as a co-broker in the sale. In acting as a broker for the seller, their services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to the companies a commission, which is generally a fixed percentage of the sales price. In a co-brokered arrangement, the listing broker typically splits its commission with the other co-broker involved in the transaction. The two companies also offer buyer brokerage services. When acting as a broker for the buyer, their services include assisting the buyer in locating properties that meet the buyer's personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services a commission is paid to the companies which also is generally a fixed percentage of the purchase price and is usually, with the consent of the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the consent of a buyer and seller, subject to certain conditions, the companies may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. Their sales and marketing services are mostly provided by licensed real estate sales associates who have entered into independent contractor agreements with the companies. The companies recognize revenue and commission expenses upon the consummation of the real estate sale.

     The two brokerage companies also offer relocation services to employers, which provide a variety of specialized services primarily concerned with facilitating the resettlement of transferred employees. These services include sales and marketing of transferees' existing homes for their corporate employer, assistance in finding new homes, moving services, educational and school placement counseling, customized videos, property marketing assistance, rental assistance, area tours, international relocation, group move services, marketing and management of foreclosed properties, career counseling, spouse/partner employment assistance, and financial services. Clients can select these programs and services on a fee basis according to their needs.

     As part of the brokerage companies' franchise agreement with Prudential, its subsidiaries have an agreement with Prudential Relocation Services, Inc. to provide relocation services to the Prudential network. The companies anticipate that participation in Prudential network will continue to provide new relocation opportunities with firms on a national level.

     Douglas Elliman Realty's affiliate, Preferred Empire Mortgage Company, is engaged in the residential mortgage business, which involves the origination of loans for one-to-four family residences. Preferred Empire primarily originates loans for purchases of properties located in Long Island. Approximately one-half of these loans are for home sales transactions in which Prudential Douglas Elliman Real Estate acts as a broker. The term "origination" refers generally to the process of arranging mortgage financing for the purchase of property directly to the purchaser or for refinancing an existing mortgage. Preferred Empire's revenues are generated from loan origination fees, which are generally a percentage of the original principal amount of the loan and are commonly referred to as "points", and application and other fees paid by the borrowers. Preferred Empire recognizes mortgage origination revenues and costs when the mortgage loan is consummated.

  Marketing

     As members of The Prudential Real Estate Affiliates, Inc., Douglas Elliman and Prudential Douglas Elliman Real Estate offer real estate sales and marketing and relocation services, which are marketed by a multimedia program. This program includes direct mail, newspaper, internet, catalog, radio and television advertising and is conducted throughout Manhattan and Long Island. In addition, the integrated nature of the real estate brokerage companies services is designed to produce a flow of customers between their real estate sales and marketing business and their mortgage business.

  Competition

     The real estate brokerage business is highly competitive. However, Douglas Elliman and Prudential Douglas Elliman Real Estate believe that their ability to offer their customers a range of inter-related services and their level of residential real estate sales and marketing help position them to meet the competition and improve their market share.

     In the two brokerage companies' traditional business of residential real estate sales and marketing, they compete primarily with multi-office independent real estate organizations and, to some extent with franchise real estate organizations, such as Century-21, ERA, RE/MAX and Coldwell Banker. The companies believe that their major competitors in 2004 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT Inc. (whose affiliates include the New York City-based Corcoran Group) and other privately owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.

     Both companies' relocation businesses are fully integrated with their residential real estate sales and marketing business. Accordingly, their major competitors are many of the same real estate organizations previously noted. Competition in the relocation business is likewise based primarily on level of service, reputation, personal contact and, recently to a greater degree, price.

     In its mortgage loan origination business, Preferred Empire competes with other mortgage originators, such as mortgage bankers, state and national banks, and thrift institutions. Because Preferred Empire does not fund, sell or service mortgage loans, many of Preferred Empire's competitors for mortgage services have substantially greater resources than the Preferred Empire.

  Government Regulation

     Several facets of real estate brokerage businesses are subject to government regulation. For example, their real estate sales and marketing divisions are licensed as real estate brokers in the states in which they conduct their real estate brokerage businesses. In addition, their real estate sales associates must be licensed as real estate brokers or salespersons in the states in which they do business. Future expansion of the real estate brokerage operations of Douglas Elliman and Prudential Douglas Elliman Real Estate into new geographic markets may subject them to similar licensing requirements in other states.

     A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules, zoning, and other land use restrictions, which can materially impact the marketability of certain real estate. However, Douglas Elliman and Prudential Douglas Elliman Real Estate do not believe that compliance with environmental, zoning and land use laws and regulations has had, or will have, a materially adverse effect on their financial condition or operations.

     In Preferred Empire's mortgage business, mortgage loan origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Additionally, there are various state laws affecting the Preferred Empire's mortgage operations, including licensing requirements and substantive limitations on the interest and fees that may be charged. States also have the right to conduct financial and regulatory audits of the loans under their jurisdiction. Preferred Empire is licensed as a mortgage broker in New York, and as a result Preferred Empire is required to submit annual audited financial statements to the New York Commissioner of Banks and maintain a minimum net worth of $50,000. As of December 31, 2003, Preferred Empire was in compliance with these requirements.

     Neither Douglas Elliman nor Prudential Douglas Elliman Real Estate is aware of any material licensing or other government regulatory requirements governing its relocation business, except to the extent that such business also involves the rendering of real estate brokerage services, the licensing and regulation of which are described above.

  Franchises and Trade Names

     In December 2002, Prudential Douglas Elliman Real Estate renewed for an additional ten-year term its franchise agreement with The Prudential Real Estate Affiliates, Inc. and has an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, in New York for the counties of Nassau and Suffolk on Long Island. In addition, Prudential Douglas Elliman Real Estate was granted a "right of first refusal" with respect to the boroughs of Brooklyn and Queens. In March 2003, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. and has an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, for Manhattan.

     The "Douglas Elliman" trade name is a registered trademark in the United States and is used extensively in Douglas Elliman's business. The name has been synonymous with the most exacting standards of excellence in the real estate industry since Douglas Elliman's formation in 1911. Other trademarks used extensively in Douglas Elliman's business, which are owned by Douglas Elliman Realty and registered in the United States, include "We are New York", "Bringing People and Places Together", "If You Clicked Here You'd Be Home Now" and "Picture Yourself in the Perfect Home".

     The "Prudential" name and the tagline "From Manhattan to Montauk" are used extensively in the Prudential Douglas Elliman Real Estate's businesses. In addition, Prudential Douglas Elliman Real Estate continues to use the trade names of certain companies that it has acquired.

  Residential Property Management Business

     Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area's largest manager of rental, co-op and condominium housing according to a survey in the February 2003 issue of The Cooperator. Residential Management Group provides full service third-party fee management for approximately 250 properties, representing approximately 50,000 units in New York City, Nassau County, Northern New Jersey and Westchester County. The company is seeking to continue to expand its property management business in the Long Island market during 2004. Among the notable properties currently managed are the Worldwide Plaza, London Terrace and West Village buildings in New York City. Residential Management Group employs approximately 250 people, of whom approximately 175 work at the company's headquarters and the remainder at remote site offices in the New York metropolitan area. In addition to the management of its client's properties, Residential Management Group provides ancillary services such as mortgage brokerage services, including resale and financing arrangements for cooperative and condominium corporations through third-party financial institutions, leasing brokerage services, and construction management.

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

     Western Realty Development made a $30 million participating loan to Western Tobacco Investments LLC which held the interest of Brooke (Overseas) in Liggett-Ducat Ltd., which was engaged in the tobacco business in Russia. In August 2000, Western Tobacco Investments was sold to Gallaher Group Plc and the proceeds were divided between Vector Group and Western Realty Development in accordance with the terms of the participating loan, which was terminated at the closing. Through their investments in Western Realty Development, New Valley received $57.2 million in cash proceeds from the sale and Apollo received $68.3 million. New Valley recorded a gain of $52.5 million in connection with the transaction in 2000.

     In December 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments LLC, the entity through which Western Realty Development owned Ducat Place II and the adjoining Ducat Place III site. The purchase price for the sale was approximately $42 million including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $22 million, and Apollo received approximately $9.5 million. New Valley recorded a loss of approximately $21.8 million in connection with the sale in 2001.

  Western Realty Repin

     In June 1998, New Valley and Apollo organized Western Realty Repin to make a loan to BrookeMil. The proceeds of the loan were used by BrookeMil for the acquisition and preliminary development of the Kremlin sites, two adjoining sites totaling 10.25 acres located on the Sofiskaya Embankment of the Moscow River. The sites are directly across the river from the Kremlin and have views of the Kremlin walls, towers and nearby church domes. The Kremlin sites were planned for development as a residential and hotel complex.

     In April 2002, New Valley sold the shares of BrookeMil for approximately $22 million before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were New Valley's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin participating loan to BrookeMil, New Valley received approximately $7.5 million of the net proceeds from the sale and Apollo received approximately $12.5 million of the proceeds. New Valley recorded a gain on the sale of real estate, which had a negative book value of approximately $1.0 million prior to the sale, of approximately $8.5 million for the year ended December 31, 2002.

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

     On May 7, 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann & Co., and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. New Valley received 18,598,098 shares, $8.01 million in cash and $8.01 million principal amount of senior convertible notes due December 31, 2005. The notes issued to New Valley bear interest at 7.5% per annum and are convertible into 3,844,216 shares of Ladenburg Thalmann Financial Services common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of Ladenburg Thalmann Financial Services common stock from the former Chairman of Ladenburg Thalmann Financial Services for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of Ladenburg Thalmann Financial Services, on a basic and fully diluted basis, respectively. Ladenburg Thalmann Financial Services (AMEX: LTS) is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.

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

     In March 2002, Ladenburg Thalmann Financial Services borrowed $2.5 million from New Valley. The loan, which bears interest at 1% above the prime rate, was due on the earlier of December 31, 2003 or the completion of one or more equity financings where Ladenburg Thalmann Financial Services receives at least $5 million in total proceeds. In July 2002, Ladenburg Thalmann Financial Services borrowed an additional $2.5 million from New Valley on the same terms. In November 2002, New Valley agreed, in connection with a $3.5 million loan to Ladenburg Thalmann Financial Services by an affiliate of its clearing broker, to extend the maturity of the notes to December 31, 2006 and to subordinate the notes to the repayment of the loan.

     During 2002, Ladenburg Thalmann Financial Services incurred significant operating losses as its revenues and liquidity were adversely affected by the overall declines in the U.S. equity markets and the continued weak operating environment for the broker-dealer industry. Accordingly, New Valley evaluated its ability to collect its notes receivable and related interest from Ladenburg Thalmann Financial Services at

September 30, 2002. These notes receivable included the $5 million of notes issued in March 2002 and July 2002 and the $8.01 million convertible note issued to New Valley in May 2001. Management determined, based on the then current trends in the broker-dealer industry and Ladenburg Thalmann Financial Services' operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13.2 million in the third quarter of 2002.

     On October 8, 2002, Ladenburg Thalmann Financial Services borrowed an additional $2 million from New Valley. The loan, which bore interest at 1% above the prime rate, was repaid in December 2002 with the proceeds from the loan to Ladenburg Thalmann Financial Services from an affiliate of its clearing broker.

     Howard M. Lorber and Richard J. Lampen, executive officers and directors of New Valley, Victor M. Rivas, a director of New Valley, and Henry C. Beinstein, a director of New Valley and Vector Group, also serve as directors of Ladenburg Thalmann Financial Services, and Bennett S. LeBow, the Chairman and Chief Executive Officer of New Valley, served as a director of Ladenburg Thalmann Financial Services until September 2003. Mr. Rivas also serves as President and CEO of Ladenburg Thalmann Financial Services. Mr. Rivas will retire March 31, 2004 as an officer and director of Ladenburg Thalmann Financial Services. J. Bryant Kirkland III, New Valley's Vice President, Treasurer and Chief Financial Officer, served as Chief Financial Officer of Ladenburg Thalmann Financial Services from June 2001 to October 2002. In 2002, Ladenburg Thalmann Financial Services accrued compensation of $100,000 for Mr. Kirkland in connection with his services, which was paid in four quarterly installments commencing April 1, 2003. Messrs. LeBow and Lorber serve as executive officers and directors, and Mr. Lampen serves as an executive officer, of Vector Group, New Valley's principal stockholder, and Robert J. Eide, a director of Ladenburg Thalmann Financial Services, serves as a director of Vector Group.

     Following December 20, 2001, holders of New Valley's outstanding warrants are entitled, upon exercise of a warrant and payment of the $12.50 exercise price per warrant, to receive a common share of New Valley and a cash payment of $1.20, an amount equal to 0.988 of the current market price of a share of Ladenburg Thalmann Financial Services common stock on December 20, 2001. The current market price was determined based on the average daily closing prices for a share of Ladenburg Thalmann Financial Services common stock for the 15 consecutive trading days commencing 20 trading days before December 20, 2001. New Valley's warrant expire on June 14, 2004.

OTHER INVESTMENTS

     In June 1999, New Valley's 73% owned subsidiary, ThinkCorp Holdings Corporation, formerly known as Thinking Machines Corporation, sold substantially all of its assets, consisting of its Darwin(R) data mining software and services business, to Oracle Corporation. The purchase price was $4.7 million in cash at the closing of the sale and a contingent payment of up to an additional $20.3 million, based on sales by Oracle of the Darwin product above specified sales targets during the three-year period ended November 30, 2002. Oracle has informed Thinking Machines that it did not achieve the specified sales target for the 2000, 2001 and 2002 periods. In 2001, Thinking Machines recognized gains of $250,000 related to Oracle's payment of the remaining portion of $400,000 of the purchase price escrowed in connection with the sale. In 2002, New Valley recorded a $338,000 charge related to a provision for loss on its net investment in Thinking Machines.

     At December 31, 2003, New Valley owned approximately 48% of the outstanding shares of CDSI Holdings, Inc., which completed an initial public offering in May 1997. CDSI holds a minority interest in a marketing services company that provides direct mail and telemarketing services.

     As of December 31, 2003, long-term investments consisted primarily of investments in limited partnerships and limited liability companies of $2.4 million. New Valley has committed to make an additional investment in one of these limited partnerships of up to $979,000.

EMPLOYEES

     At December 31, 2003, New Valley had 13 full-time employees. New Valley believes that relations with its employees are satisfactory.

AVAILABLE INFORMATION

     New Valley's website address is www.newvalley.com. New Valley makes available free of charge on the Investor Relations section of its website (http://newvalley.com/invest.asp) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. New Valley also makes available through its website other reports filed with the SEC under the Exchange Act, including its proxy statements and reports filed by officers and directors under Section 16(a) of that Act. Copies of its Code of Business Conduct and Ethics and Audit Committee charter will be posted on the Investor Relations section of its website. New Valley does not intend for information contained in its website to be part of this Annual Report on Form 10-K.

                                  RISK FACTORS

NEW VALLEY HAS EXPERIENCED CONTINUING LOSSES; IT HAS HIGH LEVERAGE AND A FIXED CHARGE COVERAGE DEFICIT

     New Valley has experienced losses from continuing operations for four of the last five years. New Valley had outstanding mortgage debt in the amount of $39.9 million as of December 31, 2003 and its earnings would have been inadequate to cover fixed charges for the past two most recent years. New Valley's future operating performance and ability to make planned expenditures will depend on future economic conditions and financial, business and other factors that may be beyond its control. If New Valley cannot service its fixed charges, it would significantly harm New Valley.

NEW VALLEY IS SUBJECT TO RISKS RELATING TO THE INDUSTRIES IN WHICH IT OPERATES

     Risks of real estate ventures. New Valley has two significant investments, Douglas Elliman Realty and the former Kona Surf Hotel in Hawaii, where it holds only a 50% interest. New Valley must seek approval from other parties for important actions regarding these joint ventures. Since these other parties' interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.

     New Valley plans to pursue a variety of real estate development projects. Development projects are subject to special risks including potential increase in costs, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.

     Risks relating to the residential brokerage business. Through its investment in Douglas Elliman Realty, New Valley is subject to the risks and uncertainties endemic to the residential brokerage business. Both Douglas Elliman and Prudential Douglas Elliman Real Estate operate as franchisees of The Prudential Real Estate Affiliates, Inc. Prudential Douglas Elliman Real Estate operates each of its offices under its franchiser's brand name, but generally does not own any of the brand names under which it operates. The franchiser has significant rights over the use of the franchised service marks and the conduct of two brokerage companies' business. The franchise agreements require the companies to:

     - coordinate with the franchiser on significant matters relating to their operations, including the opening and closing of offices;

     - make substantial royalty payments to the franchiser and contribute significant amounts to national advertising funds maintained by the franchiser;

     - indemnify the franchiser against losses arising out of the operations of their business under the franchise agreements; and

     - maintain standards and comply with guidelines relating to their operations which are applicable to all franchisees of the franchiser's real estate franchise system.

     The franchiser has the right to terminate Douglas Elliman's and Prudential Douglas Elliman Real Estate's franchises, upon the occurrence of certain events, including a bankruptcy or insolvency event, a change in control, a transfer of rights under the franchise agreement and a failure to promptly pay amounts due under the franchise agreements. A termination of Douglas Elliman's or Prudential Douglas Elliman Real Estate's franchise agreement could adversely affect New Valley's investment in Douglas Elliman Realty.

     The franchise agreements grant Douglas Elliman and Prudential Douglas Elliman Real Estate exclusive franchises in New York for the counties of Nassau and Suffolk on Long Island and for Manhattan, subject to various exceptions and to meeting annual revenue thresholds. If the two companies fail to achieve these levels of revenues for two consecutive years or otherwise materially breach the franchise agreements, the franchisor would have the right to terminate their exclusivity rights. A loss of these rights could have a material adverse on Douglas Elliman Realty.

     Interest rates in the United States are currently at 40-year lows. The low interest rate environment in recent years has significantly contributed to high levels of existing home sales and residential prices and has positively impacted Douglas Elliman Realty's operating results. However, the residential real estate market tends to be cyclical and typically is affected by changes in the general economic conditions that are beyond Douglas Elliman Realty's control. Any of the following could have a material adverse effect on Douglas Elliman Realty's residential business by causing a general decline in the number of home sales and/or prices, which in turn, could adversely affect its revenues and profitability:

     - periods of economic slowdown or recession;

     - a change in the current low interest rate environment resulting in rising interest rates;

     - decreasing home ownership rates; or

     - declining demand for real estate.

     All of Douglas Elliman Realty's current operations are located in the New York metropolitan area. Local and regional economic conditions in this market could differ materially from prevailing conditions in other parts of the country. A downturn in the residential real estate market or economic conditions in that region could have a material adverse effect on Douglas Elliman Realty and New Valley's investment in that company.

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

NEW VALLEY MAY BECOME SUBJECT TO BURDENSOME REGULATION UNDER THE INVESTMENT COMPANY ACT

     The Investment Company Act and its regulations generally impose substantive restrictions on a company that owns "investment securities" having a value in excess of 40% of the company's "total assets". Following the distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia, New Valley was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2, which expired on December 19, 2002. Prior to that time, through New Valley's acquisition of the two office buildings in Princeton, N.J. and the increase to 50% of its ownership in Douglas Elliman Realty, New Valley was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, New Valley is required to determine the value of its total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If New Valley were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management. For example, it would be prohibited from entering into principal transactions and joint transactions with affiliates. It would also be prohibited from issuing convertible securities and options and would be subject to limitations on leverage.

NEW VALLEY'S MANAGEMENT DOES NOT DEVOTE ITS FULL TIME TO NEW VALLEY'S AFFAIRS

     New Valley is dependent upon the services of Bennett S. LeBow, the Chairman of the Board and Chief Executive Officer of New Valley, and Howard M. Lorber, President and Chief Operating Officer. The loss to New Valley of Mr. LeBow or Mr. Lorber could harm New Valley. In addition, management divides its time between New Valley and Vector Group and, consequently, does not spend its full time on New Valley business.

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

THE MARKET FOR NEW VALLEY'S COMMON SHARES IS RELATIVELY ILLIQUID

     New Valley completed a plan of recapitalization in June 1999 that made far-reaching changes in New Valley's capital structure. Although New Valley's common shares began trading on the Nasdaq SmallCap Market in September 2000, the liquidity of their trading market remains limited. The potential future issuance of the common shares on exercise of the warrants, which are exercisable until June 14, 2004, would increase the number of common shares by more than 80% and may depress the price of the common shares. New Valley has not declared a cash dividend on the common shares since 1984, and does not currently intend to pay such dividends in the foreseeable future.

ITEM 2.  PROPERTIES

     New Valley's principal executive office is in Miami, Florida, where it shares offices with Vector Group and various of their subsidiaries. New Valley has entered into an expense sharing agreement for use of such office space. New Valley's operating properties are described above.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Notes 9 and 15 to the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS; EXECUTIVE OFFICERS OF THE REGISTRANT

     During the last quarter of 2003, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below, together with accompanying text, presents certain information regarding all current executive officers of New Valley as of March 11, 2004. There are no family relationships among the executive officers of New Valley. Each of the executive officers of New Valley serves until the election and qualification of his successor or until his death, resignation or removal by the Board of Directors of New Valley.

                                                                                        YEAR INDIVIDUAL
                                                                                           BECAME AN
NAME                          AGE                       POSITION                       EXECUTIVE OFFICER
----                          ---                       --------                       -----------------
Bennett S. LeBow............  66    Chairman of the Board and Chief Executive Officer        1988
Howard M. Lorber............  55    President and Chief Operating Officer                    1994
Richard J. Lampen...........  50    Executive Vice President and General Counsel             1995
J. Bryant Kirkland III......  38    Vice President, Treasurer and Chief Financial            1998
                                    Officer
Marc N. Bell................  43    Vice President, Associate General Counsel and            1998
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

     HOWARD M. LORBER has been President and Chief Operating Officer of New Valley since November 1994 and serves as a director of New Valley. Since January 2001, Mr. Lorber has served as President, Chief Operating Officer and a director of Vector Group. Mr. Lorber has been Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries to qualified pension and profit sharing plans, and various of its affiliates since 1975; a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1990 and Chief Executive Officer since November 1993 of Nathan's Famous, Inc., a chain of fast food restaurants; a consultant to Vector Group and its subsidiaries from January 1994 to January 2001; a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; a director of Prime Hospitality Corp., a company doing business in the lodging industry, since May 1994; and Chairman of the Board of Ladenburg Thalmann Financial Services since May 2001. He is also a trustee of Long Island University.

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

     J. BRYANT KIRKLAND III has been Vice President, Treasurer and Chief Financial Officer of New Valley since January 1998, and since November 1994 has served in various financial capacities with New Valley and with Vector Group. Since January 2001, Mr. Kirkland has served as a Vice President of Vector Group. Mr. Kirkland has served as Vice President and Chief Financial Officer of CDSI since January 1998 and as a director of CDSI since November 1998. From June 2001 until October 2002, Mr. Kirkland served as Chief Financial Officer of Ladenburg Thalmann Financial Services.

     MARC N. BELL has been a Vice President of New Valley since February 1998 and has served as Associate General Counsel and Secretary of New Valley since November 1994. Since May 1994, Mr. Bell has served as General Counsel and Secretary of Vector Group and since January 1998 as a Vice President of Vector Group.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     New Valley's common shares are traded on the NASDAQ SmallCap Market under the symbol NVAL. The following table sets forth, for the calendar quarters indicated, the range of per share prices for the common shares as quoted on the NASDAQ SmallCap Market

                                                              HIGH     LOW
                                                              -----   -----
NASDAQ SMALLCAP MARKET
2003:
Fourth Quarter..............................................  $4.44   $3.60
Third Quarter...............................................   4.53    3.71
Second Quarter..............................................   5.00    3.11
First Quarter...............................................   4.74    3.18
2002:
Fourth Quarter..............................................  $4.48   $3.25
Third Quarter...............................................   4.19    3.70
Second Quarter..............................................   4.20    3.95
First Quarter...............................................   4.49    3.35

HOLDERS

     At March 8, 2004, there were approximately 11,663 holders of record of the common shares.

DIVIDENDS

     No cash dividends were paid on the common shares in 2003 or 2002.

RECENT SALES OF UNREGISTERED SECURITIES

     No securities of New Valley, which were not registered under the Securities Act of 1933, have been issued or sold by New Valley during the three months ended December 31, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2003       2002       2001       2000       1999
                                            --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
Total revenues............................  $  7,298   $  1,001   $  9,966   $  3,199   $  7,373
Total costs and expenses..................    15,432     14,546     22,930     18,612     25,476
Other income (expense)....................     2,452     (8,518)    (3,071)    51,138     (9,561)
                                            --------   --------   --------   --------   --------
(Loss) income from continuing operations
  before income taxes and minority
  interests...............................    (5,682)   (22,063)   (16,035)    35,725    (27,664)
Income tax provision......................        --         --        260         --         18
Minority interests in (loss) income from
  continuing operations of consolidated
  subsidiaries............................       (20)      (151)      (594)      (323)        92
                                            --------   --------   --------   --------   --------
(Loss) income from continuing
  operations..............................    (5,662)   (21,912)   (15,701)    36,048    (27,774)
Discontinued operations:
(Loss) income from discontinued
  operations..............................        --         --     (5,829)     5,002      2,051
Gain on disposal of discontinued
  operations..............................        --         --      4,346     17,879      4,100
                                            --------   --------   --------   --------   --------
  (Loss) income from discontinued
    operations............................        --         --     (1,483)    22,881      6,151
                                            --------   --------   --------   --------   --------
Net (loss) income.........................    (5,662)   (21,912)   (17,184)    58,929    (21,623)
Dividend requirements on preferred
  shares(a)...............................                   --         --         --    (37,759)
                                            --------   --------   --------   --------   --------
Net (loss) income applicable to common
  shares..................................  $ (5,662)  $(21,912)  $(17,184)  $ 58,929   $(59,382)
                                            ========   ========   ========   ========   ========
Per common and equivalent share(b):
Basic:
  (Loss) income from continuing
    operations............................  $  (0.26)  $  (0.96)  $  (0.69)  $   1.57   $  (3.76)
  (Loss) income from discontinued
    operations............................        --         --      (0.06)      0.99        .35
  Net (loss) income per common share......     (0.26)     (0.96)     (0.75)      2.56      (3.41)
Diluted:
  (Loss) income from continuing
    operations............................  $  (0.26)  $  (0.96)  $  (0.69)  $   1.56   $  (3.76)
  (Loss) income from discontinued
    operations............................        --         --      (0.06)      0.99        .35
  Net (loss) income per common share......     (0.26)     (0.96)     (0.75)      2.55      (3.41)
Cash dividends declared(a)................        --         --         --         --         --
Book value(b).............................  $   4.69   $   4.59   $   5.63   $   6.54   $   3.94
BALANCE SHEET DATA:
Total assets..............................  $161,896   $163,548   $162,698   $263,130   $220,668
Long-term notes payable...................    39,266     39,856     11,142     11,900     19,519
Prepetition claims(c).....................       600        674      2,700     10,229     12,279
Stockholders' equity......................   103,748    103,057    128,480    149,685     91,379
Working capital(d)........................    70,986     80,159    113,628     72,720     23,014

---------------

(a) Dividend requirements on preferred shares amounts include $444 in 1999 accrued on the redeemable Class A senior preferred shares to reflect the effective dividend yield over the life of such securities. All preferred dividends, whether or not declared, are reflected as a deduction in arriving at net loss applicable to common shares. No dividends on preferred shares were declared in 1999.
(b) For periods subsequent to June 4, 1999, all per share data have been restated to reflect New Valley's recapitalization, which occurred on that date.
(c) Represents prepetition claims against New Valley in its bankruptcy case. See Note 15 to the consolidated financial statements.

(d) Working capital represents current assets less current liabilities on the New Valley consolidated balance sheets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

     The following discussion assesses the results of operations, capital resources and liquidity of New Valley and its consolidated subsidiaries and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. The operating results of the periods presented were not significantly affected by inflation. The consolidated financial statements include the accounts of BrookeMil and other subsidiaries and the discontinued operations of Ladenburg Thalmann Financial Services.

     New Valley's financial statements have been affected by its complete redeployment of its assets since it emerged from bankruptcy in January 1995 in its commitment to deploy its financial resources to increase stockholder value. These transactions include:

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

     - the purchase of two commercial office buildings in Princeton, N.J. and the increase in New Valley's ownership in Douglas Elliman Realty to 50% in December 2002; and

     - the purchase by Douglas Elliman Realty in March 2003 of Insignia Douglas Elliman, and an affiliated property management company, for $71,250, with the investment by New Valley of an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition.

RECENT DEVELOPMENTS

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

     Purchase of Office Buildings. In December 2002, New Valley completed the acquisition of two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $54,258. The two buildings were constructed in July 2000 and June 2001 and have a total of approximately 225,000 square feet of rentable space. New Valley funded $40,500 of the purchase price with a non-recourse mortgage loan due in December 2006.

     Douglas Elliman Realty, LLC. During 2000 and 2001, New Valley acquired for $1,744 a 37.2% ownership interest in Prudential Douglas Elliman Real Estate, formerly known as Prudential Long Island Realty, the largest independently owned and operated residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company, Preferred Empire Mortgage Company. In December 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. As part of the transaction, Prudential Douglas Elliman Real Estate renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc. for an additional ten-year term. The owners of Douglas Elliman Realty also agreed, upon receipt of required regulatory approvals, to contribute to Douglas Elliman Realty their interests in the related mortgage company.

     In March 2003, Douglas Elliman Realty purchased the leading New York City-based residential brokerage firm, Douglas Elliman, LLC, formerly Insignia Douglas Elliman, and an affiliated property management company, for $71,250. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman has created the largest residential brokerage company in the New York metropolitan area. Upon closing of the acquisition, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

     New Valley accounts for its interest in Douglas Elliman Realty on the equity method. New Valley's equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt and 46% of the mortgage company's results from operations.

CRITICAL ACCOUNTING POLICIES

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

     Investment Securities Available for Sale. At December 31, 2003, New Valley had investment securities available for sale of $17,944. New Valley classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses are included in other results from continuing operations. The cost of securities sold is determined based on average cost. Gains are recognized when realized in New Valley's consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. New Valley's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of New Valley's marketable securities, it is New Valley's policy to record an impairment charge with respect to such investment in the Company's consolidated statements of operations. In 2002, New Valley recorded a write-down of $6,776 related to other-than-temporary declines of its investment securities. In 2003, New Valley had net increases to unrealized gains on investment securities of $7,448, which have been included in accumulated other comprehensive income in the Company's consolidated statement of changes in stockholders' equity.

     Investments in Non-Consolidated Real Estate Businesses. New Valley accounts for its 50% interest in Douglas Elliman Realty, LLC and in KOA Investors, LLC on the equity method because it has a significant, but less than controlling, interest in these entities. New Valley records its investments in these entities in its consolidated balance sheets as "Investments in non-consolidated real estate businesses" and its share of the entities' income or loss as "Equity income (loss) from non-consolidated real estate businesses". Judgment is required in determining controlling interest. Factors considered by New Valley in determining whether it has significant influence or has control include risk and reward sharing, experience and financial condition of the other investors, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. However, New Valley's consolidated net income or loss for the period and its stockholders' equity at the end of the period are the same whether its investments in these entities are accounted for under the equity method or these entities are consolidated. Because New Valley does not control the decision-making process or business management practices of these entities, it relies on management of these entities and their independent accountants to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that New Valley uses in the application of the equity method. New Valley is not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on New Valley's consolidated financial statements.

     Long-Term Investments. At December 31, 2003, New Valley had long-term investments of $2,429, which principally represented investments in various limited partnerships. The principal business of the limited partnerships is investing in real estate and investment securities. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its consolidated statements of operations.

     Income Taxes. The year 2000 was the only year out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated federal tax net operating loss, or NOL, carry forwards of approximately $161,500 as of December 31, 2003 and capital loss carry forwards of $5,000, which expire at various dates from 2006 through 2023. New Valley also has approximately $13,500 of alternative minimum tax credit carry forwards as of December 31, 2003, which may be carried forward indefinitely under current U.S. tax law. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax asset associated with these loss carry forwards if it is "more likely than not" that New Valley will not be able to utilize it to offset future taxes. Due to the size of the loss carry forwards in relation to New Valley's history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional operating companies, New Valley has not recognized any of this net deferred tax asset. New Valley currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

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

RESULTS OF OPERATIONS

     For the years ended December 31, 2003, 2002 and 2001, the results of continuing operations of New Valley are as follows. The operations of BrookeMil and Western Realty Development are included in real estate operations. In December 2001, New Valley completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services, its former majority-owned subsidiary engaged in the investment banking and brokerage business. The broker-dealer operations are treated as discontinued operations in the consolidated financial statements.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2003       2002       2001
                                                        -------   --------   --------
Real estate:
  Revenues............................................  $ 7,298   $  1,001   $  9,966
  Expenses............................................    3,531      1,579      9,475
  Other results from continuing operations............      (42)     7,816    (23,537)
                                                        -------   --------   --------
  Operating income (loss) before taxes and minority
     interests........................................  $ 3,725   $  7,238   $(23,046)
                                                        =======   ========   ========
Corporate and other:
  Revenues............................................  $    --   $     --   $     --
  Expenses............................................   11,901     12,967     13,455
  Other results from continuing operations............    2,494    (16,334)    20,466
                                                        -------   --------   --------
  Operating (loss) income before taxes and minority
     interests........................................  $(9,407)  $(29,301)  $  7,011
                                                        =======   ========   ========

THE YEAR 2003 COMPARED TO 2002

  Real Estate

     Revenues from real estate operations were $7,298 for the year ended December 31, 2003 versus $1,001 for the same period in 2002. The increase in revenues of $6,297 was attributable to additional rental revenues from the acquisition of two commercial office buildings in Princeton, N.J. in December 2002 offset by the absence of rental revenue from New Valley's remaining U.S. shopping center, which was disposed of in May 2002. Expenses of the real estate operations increased $1,952 in the 2003 period due primarily to higher expenses as a result of the acquisition of the office buildings offset by the expenses associated with the shopping center and the closing of BrookeMil's Russian operations.

     Other income from real estate activities for the year ended December 31, 2003 consisted of equity income from non-consolidated real estate businesses of $901 and a gain on the sale of real estate of $478 offset by interest expense on the two office buildings of $1,421. Other income from real estate activities for the year ended December 31, 2002 consisted of a gain on the sale of real estate of $9,048 offset by equity loss from non-consolidated real estate businesses of $749 and interest expense on the shopping center and office buildings of $483.

     New Valley recorded a gain on sale of real estate of $478 for the year ended December 31, 2003 in connection with the release of a liability related to a previously disposed of property. New Valley recorded gains on sale of real estate in 2002 of $8,484 in connection with the April 2002 sale of BrookeMil and $564 from the disposal of the remaining U.S. shopping center, which resulted from the shopping center's negative book value. New Valley also recorded $767 in additional general and administrative expenses in 2002 related to the closing of its Russian operations. These expenses consisted principally of employee severance.

     The equity income from non-consolidated real estate businesses in 2003 resulted from income of $1,228 from Douglas Elliman Realty offset by a loss of $327 related to New Valley's investment in Koa Investors, which owns the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley's equity income in Douglas Elliman Realty has been reduced by New Valley's portion ($2,029) of amortization expense associated with Douglas Elliman's customer contracts outstanding at the acquisition date. Koa Investors' loss primarily represented management fees. Koa Investors capitalizes all costs related to the acquisition and development of the property during the construction phase.

     The equity losses from non-consolidated real estate businesses in 2002 resulted from a loss of $1,343 related to New Valley's investment in Koa Investors, offset by income of $594 from Douglas Elliman Realty. Koa Investors' losses represented management fees and a loss of a deposit on an adjoining golf course, which it determined not to purchase.

  Corporate and Other

     Corporate and other expenses of $11,901 for the year ended December 31, 2003 consisted primarily of employee compensation and benefits of $7,182 and legal expense of $1,788, with the remainder representing insurance, rent and other corporate expenses. Corporate and other expenses of $12,967 for the year ended December 31, 2002 consisted primarily of employee compensation and benefits of $8,063 and legal expense of $1,886, with the remainder representing insurance, rent and other corporate expenses. Compensation expense for 2003 included a $1,500 bonus to New Valley's President and Chief Operating Officer for his performance during 2003 and, in particular, his role in identifying the March 2003 acquisition and related financing of Douglas Elliman by New Valley's 50%-owned investee Douglas Elliman Realty. This executive received a $2,000 bonus for 2002 relating, among other things, to his role in consummation of the acquisition of the office buildings and the related financing, and the increase in New Valley's ownership in the residential brokerage business.

     For the year ended December 31, 2003, New Valley's income of $2,494 from corporate and other activities consisted primarily of net gains on investments of $1,654 and interest and dividend income of $823. For 2002, New Valley's loss of $16,334 from corporate and other activities resulted primarily from a $13,198 provision for uncollectibility of notes receivable from Ladenburg Thalmann Financial Services, an impairment charge of $6,776 related to other-than-temporary declines in marketable securities and a $338 provision for loss on an investment in a subsidiary offset by net gains on investments of $1,850 and interest and dividend income of $2,163.

     New Valley evaluated its ability to collect $13,198 of notes receivable and related interest from Ladenburg Thalmann Financial Services at September 30, 2002. New Valley determined, based on the then current trends in the broker-dealer industry and Ladenburg's operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

     During the second half of 2002, the market value of certain marketable equity securities held by New Valley declined significantly. New Valley's management assessed the nature of the market declines by evaluating both the financial condition of the issuers of the underlying securities and conditions prevailing in the U.S. capital markets. As a result, New Valley's management determined that the declines were other-than-temporary and recorded an impairment charge of $6,776 for the year ended December 31, 2002. New Valley will continue to review its marketable securities on a regular basis and evaluate whether any security has experienced an other-than-temporary decline in fair value. If such declines occur in the future, New Valley will record additional impairment charges in its consolidated statements of operations.

     New Valley recorded a $338 charge in 2002 related to a provision for loss on its net investment in its 72.7% subsidiary, ThinkCorp Holdings Corporation, formerly known as Thinking Machines Corporation. In

June 1999, ThinkCorp Holdings sold substantially all of its assets, consisting of its Darwin(R) software and services business, to Oracle Corporation. The purchase price included a contingent payable of $20,300 based on sales by Oracle of the Darwin product above specified sales targets during a three-year period. Based on Oracle having informed ThinkCorp Holdings that the specified sales targets for the 2000 and 2001 periods were not achieved and the overall market conditions in the U.S. computer industry, New Valley determined it was more likely than not that it would not recover its investment in ThinkCorp Holding. Oracle subsequently advised ThinkCorp Holdings that the specified sales target for 2002 was likewise not met.

     For the year ended December 31, 2003, New Valley's recorded net gains on investments of $1,654 and interest and dividend income of $823. For the same period in the prior year, New Valley recorded net gains on investments of $1,850 and interest and dividend income of $2,163. The decrease in interest income is due primarily to lower prevailing interest rates and lower cash balances in 2003 versus 2002.

     There was no income tax for the years ended December 31, 2003 and 2002, respectively. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

THE YEAR 2002 COMPARED TO 2001

  Real Estate

     Revenues from real estate operations were $1,001 for the year ended December 31, 2002 versus $9,966 for the same period last year. The decrease in revenues of $8,965 is attributable primarily to the sale of Western Realty Investments in December 2001 and the disposal of New Valley's remaining shopping center in May 2002, offset by revenues associated with the two office buildings acquired in December 2002. Revenues from real estate operations in 2002 consisted of $661 of revenues from the shopping center and $340 of revenues associated with the two office buildings. Revenues from real estate operations in 2001 consisted of $8,024 from the office building in Moscow, Russia owned by Western Realty Investments and $1,942 of other revenue, which was primarily from the shopping center.

     Expenses of the real estate operations decreased $7,896 in 2002 due to the sale of Western Realty Investments and the shopping center. Expenses in 2002 consisted of $624 from the shopping center, $800 from BrookeMil and $155 from the two office buildings. The expenses from BrookeMil included $767 in additional general and administrative expenses in 2002 related to the closing of its Russian operations. These expenses consisted principally of employee severance. Expenses of the real estate operations in 2001 consisted of $7,598 from Western Realty Investments, $735 from BrookeMil and $1,142 of other expense, primarily from the shopping center. BrookeMil incurred expenses of $735 for the year ended December 31, 2001 in connection with the development of the Kremlin sites.

     Other income from real estate activities in 2002 consisted of gains on sale of real estate of $8,484 in connection with the April 2002 sale of BrookeMil and $564 from the disposal of the shopping center offset by equity loss from real estate businesses of $749 and $483 of interest expense. The equity losses resulted from a loss of $1,343 related to Koa Investors and income of $594 from Douglas Elliman Realty. Koa Investors' loss represented management fees and a loss of a deposit on an adjoining golf course, which it determined not to purchase. Koa Investors capitalizes all costs related to the acquisition and development of the property during the construction phase. Other expenses from real estate activities for the year ended December 31, 2001 represented the $21,842 loss on the sale of Western Realty Investments and $2,592 of interest expense offset by an $897 gain from the sale of a shopping center.

  Corporate and other

     Corporate and other expenses of $12,967 for the year ended December 31, 2002 consisted primarily of employee compensation and benefits of $8,063 and legal expense of $1,886, with the remainder representing insurance, rent and other corporate expenses. Corporate and other expenses of $13,455 for the year ended December 31, 2001 consisted primarily of employee compensation and benefits of $6,849 and legal expense of $1,616, with the remainder representing insurance, rent and other corporate expenses. The increase in compensation expense in 2002 related primarily to an increase of $1,500 of bonuses payable in 2002, offset by a $375 fee paid in 2001 to a director for his services in the LTS acquisition. New Valley's President and Chief Operating Officer received a $2,000 bonus for 2002 relating, among other things, to his role in the consummation of the acquisition of the office buildings and the related financing, and the increase in New Valley's ownership in the residential brokerage business.

     For the year ended December 31, 2002, New Valley's loss of $16,334 from corporate and other activities resulted primarily from a $13,198 provision for uncollectibility of notes receivable from Ladenburg Thalmann Financial Services, an impairment charge of $6,776 related to other-than-temporary declines in marketable securities and a $338 charge related to a provision for loss on its net investment in a subsidiary offset by net gains on investments of $1,850 and interest and dividend income of $2,163. For the year ended December 31, 2001, New Valley's income of $20,466 from corporate and other activities consisted primarily of income of $17,620 from the settlement of a lawsuit, $250 of gain associated with the June 1999 sale of ThinkCorp Holdings' assets, and interest and dividend income of $3,738 offset by net losses on the sales of investments of $1,003.

     As discussed above, during 2002, New Valley established a reserve for uncollectibility of $13,198 against its Ladenburg Thalmann Financial Services notes and interest receivable, and recorded a write-down of $6,776 related to other-than-temporary declines of its investment securities.

     The lawsuit settlement resulted from litigation, which arose out of the insurers' participation in a program of insurance covering the amount of fuel in the Westar IV and V communication satellites owned by New Valley's former Western Union satellite business, which was sold in 1989. The two satellites, each of which was launched in 1982 with an expected ten year life, had shortened lives due to insufficient fuel. In the settlement, New Valley received payment of $17,551 from the insurers for the shortened lives of the two satellites.

     For the year ended December 31, 2002, New Valley's recorded interest and dividend income of $2,163 versus $3,738 in the prior year. The decrease in interest income is due primarily to lower prevailing interest rates in 2002 versus 2001.

     New Valley recorded a $338 charge for the year ended December 31, 2002 related to a provision for loss on its net investment in ThinkCorp Holdings. Included in corporate income for 2001 is income from computer software related to a gain associated with the June 1999 sale of ThinkCorp Holdings' assets to Oracle Corporation. In June 2001, ThinkCorp Holdings recognized a $250 gain from Oracle's payment of the remaining $250 from the $400 of the purchase price escrowed in connection with the sale.

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

     The consolidated financial statements of New Valley reflect the broker-dealer operations as discontinued operations for the year ended December 31, 2001. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of applicable income taxes and minority interests, as "Loss from discontinued operations," and the net cash flows of these entities have been reports as "Net cash provided from discontinued operations."

New Valley accounted for the discontinued operations of Ladenburg Thalmann Financial Services by prorating Ladenburg Thalmann Financial Services' income and expenses through December 20, 2001, the date of the distribution.

     Summarized operating results of the discontinued broker-dealer operations for the period January 1, 2001 to December 20, 2001 are as follows:

                                                                 2001
                                                               --------
Revenues....................................................   $ 88,473
Expenses....................................................    100,503
                                                               --------
Loss from operations before income taxes and minority
  interests.................................................   $(12,030)
                                                               ========

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

LIQUIDITY AND CAPITAL RESOURCES

     New Valley's working capital decreased by $9,173 and $33,469 for the years ended December 31, 2003 and 2002, respectively, and increased by $40,908 for the year ended December 31, 2001.

     New Valley's working capital decreased to $70,986 at December 31, 2003 from $80,159 at December 31, 2002 primarily as a result of New Valley's additional investments in non-consolidated real estate businesses and New Valley's loss from continuing operations offset by a change in unrealized gain in New Valley's investment securities available for sale.

     New Valley's working capital decreased to $80,159 at December 31, 2002 from $113,628 at December 31, 2001 primarily as a result of the purchase of the two office buildings in December 2002 and New Valley's loss from continuing operations offset by the sale of BrookeMil in April 2002.

     New Valley's working capital increased to $113,628 at December 31, 2001 from $72,720 at December 31, 2000 primarily as a result of the sale of Western Realty Investments, the settlement of a lawsuit which resulted in income of $17,620 and the sale of New Valley's Royal Palm Beach, Florida shopping center.

     The lawsuit settlement resulted from litigation, which arose out of the insurers' participation in a program of insurance covering the amount of fuel in the Westar IV and V communication satellites owned by New Valley's former Western Union satellite business, which was sold in 1989. The two satellites, each of which were launched in 1982 with an expected ten year life, had shortened lives due to insufficient fuel. In the settlement, New Valley received payment of $17,551 from the insurers for the shortened lives of the two satellites.

     During 2003, New Valley's cash and cash equivalents decreased from $82,113 to $66,593 due primarily to New Valley's $9,500 investment in Douglas Elliman Realty, LLC and cash used in operations of $8,765 offset by net sales of investment securities and long-term investments of $5,270.

     During 2002, New Valley's cash and cash equivalents decreased from $92,069 to $82,113 due primarily to the purchase of the two office buildings in December 2002 and New Valley's loss from continuing operations for the year ended December 31, 2002 offset by the receipt of $17,551 from the lawsuit and the sale of BrookeMil.

     During 2001, New Valley's cash and cash equivalents increased from $82,067 to $92,069 due primarily to the sale of Western Realty Investments.

     Cash used for operating activities was $8,765 for 2003 compared to cash provided of $6,770 for 2002 and cash used of $10,153 for 2001. The difference between the years was primarily due to the receipt of $17,551 in 2002 from the lawsuit settlement.

     Cash used for investing activities was $4,819 for 2003 compared with cash used of $42,768 in 2002 and cash provided of $43,713 for 2001. The difference between 2003 and 2002 was primarily attributable to the purchase of the two office buildings in 2002 for $54,258, the issuance of a note receivable to Ladenburg Thalmann Financial Services of $5,000 in 2002, the payment of prepetition claims and restructuring accruals of $2,026 in 2002 versus $74 in 2003 and increases in 2003 of net sales of marketable securities and long-term investments of $5,697 offset by the sale of BrookeMil for $20,461, net of closing expenses, in 2002 and the 2003 investments of $9,500 and $1,500 in Douglas Elliman Realty and Koa Investors, LLC, respectively, versus $913 and $750 in 2002.

     The difference between 2002 and 2001 was primarily attributable to the purchase of the two office buildings in 2002 for $54,258 versus the sale of Western Realty Investments in 2001 for $32,986 and $9,174 received from the sale of one of New Valley's two shopping centers in 2001, $8,010 of cash received in connection with the Ladenburg Thalmann Financial Services' acquisition in 2001, and net purchases of marketable securities and long-term investments of $2,090 in 2002 versus net sales of investment securities of $1,674 in 2001. The difference was offset by the sale of BrookeMil for $20,461, net of closing expenses, in 2002.

     On December 13, 2002, New Valley completed the acquisition of the two office buildings in Princeton, N.J. for an aggregate purchase price of $54,258. To finance a portion of the purchase price for the office buildings, New Valley borrowed on the closing date $40,500 from HSBC Realty Credit Corporation (USA). The loan has a term of four years, bears interest at a floating rate of 2% above LIBOR, and is secured by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $54 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.

     The capital expenditures of $2,642 for the year ended December 31, 2001 related to the development of the Kremlin sites.

     In April 2002, New Valley sold the shares of BrookeMil for approximately $22,000 before closing expenses. New Valley recorded a gain of approximately $8,484 in the second quarter of 2002 in connection with the sale.

     During 2000 and 2001, New Valley acquired for approximately $1,744 a 37.2% ownership interest in Prudential Douglas Elliman Real Estate, the largest independently owned and operated real estate brokerage company on Long Island, New York and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests.

     In March 2003, Douglas Elliman Realty purchased the leading New York City-based residential brokerage firm, Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

     New Valley holds a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is currently scheduled to reopen in late 2004 as a Sheraton resort. New Valley had committed to make additional investments of up to $5,100 at December 31, 2003 in the project. New

Valley funded $1,500 of this amount in February 2004. New Valley has also committed to make additional investments in another limited partnership of up to $979 at December 31, 2003.

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

     New Valley evaluated its ability to collect $13,198 of notes receivable and related interest from Ladenburg Thalmann Financial Services at September 30, 2002. These notes receivable included the $5,000 of notes issued in March 2002 and July 2002 and the $8,010 convertible note issued to New Valley in the May 2001 acquisition. Management determined, based on the then current trends in the broker-dealer industry and Ladenburg Thalmann Financial Services' operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

     On October 8, 2002, Ladenburg Thalmann Financial Services borrowed an additional $2,000 from New Valley. The loan, which bore interest at 1% above the prime rate, was repaid in December 2002 with the proceeds from the loan to Ladenburg Thalmann Financial Services from an affiliate of its clearing broker.

     New Valley has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995. If the state taxing authority were to prevail, New Valley would owe approximately $7,225, including interest, at December 31, 2003. An initial administrative hearing was held in December 2003, and the hearing officer has not yet ruled. If New Valley is unsuccessful in the initial administrative hearing, it may request an additional administrative hearing prior to challenging the notice of proposed assessment in court. No assurances can be given that New Valley will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements at December 31, 2003.

     As of December 31, 2003, New Valley had $600 of prepetition bankruptcy-related claims and restructuring accruals, primarily related to disputed claims with respect to former employee benefits. These remaining claims may be subject to future adjustments based on potential settlements or decisions of the court. On November 14, 2003, the Bankruptcy Court entered a final Decree and Order in the Company's Chapter 11 proceeding. In August 2002, the Company paid $2,000 to settle a claim for unclaimed monies that certain states were seeking on behalf of money transfer customers and the restructuring accruals were reduced by a corresponding amount in the third quarter of 2002. In connection with the settlement, in the second quarter of 2002, the Company reclassified $711 of accrued dividends to stockholders' equity.

     Cash flows used for financing activities were $1,936 for 2003 as compared to cash provided of $26,042 for 2002 and cash used of $27,564 for 2001. The 2003 amount primarily consists of the repurchase of 318,572 of New Valley's common shares for $1,346. The 2002 amount primarily consists of the issuance of the non-recourse mortgage note payable of $40,500 in connection with the purchase of the office buildings offset by a repayment of the participating loan to Apollo in connection with the sale of BrookeMil. The 2001 amount primarily consists of the net repayment of notes payable of $16,759 in connection with the sale of a shopping center in January 2001 and Western Realty in December 2001 and a decrease in margin loans payable of $4,675. The 2001 amount also included cash provided from financing activities of $2,981 in connection with borrowings under the participating loan.

     In October 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 common shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of March 11, 2004, New Valley had repurchased 1,185,615 shares for approximately $4,695.

     New Valley expects that its available capital resources will be sufficient to fund its currently anticipated cash requirements for 2004, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

CONTRACTUAL OBLIGATIONS

     As of December 31, 2003, New Valley was contractually obligated to make payments as follows:

                                                             PAYMENTS DUE BY PERIOD
                                                    -----------------------------------------
                                                                                      AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL    1 YEAR   2-3 YEARS   4-5 YEARS   5 YEARS
-----------------------                   -------   ------   ---------   ---------   --------
Non-recourse mortgage note payable......  $39,910   $  644    $39,266    $     --    $     --
Operating lease.........................      173      173         --          --          --
Obligations under limited partnership
  agreements............................    6,079    6,079         --          --          --
                                          -------   ------    -------    --------    --------
          Total.........................  $46,162   $6,896    $39,266    $     --    $     --
                                          =======   ======    =======    ========    ========

OFF-BALANCE SHEET ARRANGEMENTS

     New Valley has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which New Valley customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by New Valley under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by New Valley and dispute resolution procedures specified in the particular contract. Further, New Valley's obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, New Valley may have recourse against third parties for certain payments made by it. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of New Valley's obligations and the unique facts of each particular agreement. Historically, payments made by New Valley under these agreements have not been material. As of December 31, 2003, New Valley was not aware of any indemnification agreements that would or are reasonably likely to have a current or future material adverse effect on its financial position, results of operations or cash flows.

     In December 2001, New Valley's subsidiary, Western Realty Development LLC, sold all the membership interests in its subsidiary, Western Realty Investments LLC, which was the entity through which Western Realty Development owned the Ducat Place II office building and the adjoining Ducat Place III site in Moscow, Russia, to Andante Limited, a Bermuda company. In August 2003, Andante submitted an indemnification claim to Western Realty Development alleging losses of $1,225 from breaches of various representations made in the purchase agreement. Under the terms of the purchase agreement, Western Realty Development has no obligation to indemnify Andante unless the aggregate amount of all claims for indemnification made by Andante exceeds $750, and Andante is required to bear the first $200 of any proven loss. New Valley would be responsible for 70% of any damages payable by Western Realty Development. New Valley is contesting the indemnification claim.

     Restricted assets of $945 and $1,979 at December 31, 2003 and 2002, respectively, consisted primarily of amounts held in escrow related to New Valley's real estate operations. New Valley is not aware of any material variable interest entities.

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

  Equity Price Risk

     New Valley held investment securities available for sale totaling $17,944 at December 31, 2003. Adverse market conditions could have a significant effect on the value of New Valley's investments.

     New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

  Interest Rate Risk

     As of December 31, 2003, New Valley's outstanding debt consisted of a non-recourse mortgage note payable with a variable interest rate, which increases the risk of fluctuating interest rates. New Valley's exposure to market risk includes interest rate fluctuations in connection with its variable rate borrowing, which could adversely affect its cash flows. As of December 31, 2003, New Valley had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), New Valley's annual interest expense could increase or decrease by approximately $400.

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

     In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003)" was issued. The interpretation revises FIN No. 46, "Consolidation of Variable Interest Entities" to exempt certain entities from the requirements of FIN No. 46. The interpretation requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46(R) also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The interpretation applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN No. 46(R) applies in the first interim period ending after March 15, 2004. The Company has not completed its assessment of the impact of this interpretation, but does not anticipate a material impact on its financial position and results of operations.

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

     New Valley's operating businesses are subject to intense competition, changes in consumer preferences, and local economic conditions. New Valley Realty is additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions, changes in current interest rates and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Douglas Elliman Realty is additionally subject to the effects of a decline in the volume or value of U.S. existing home sales, due to adverse changes in economic conditions, changes in current interest rates or changes in laws and regulations related to real estate and the mortgage business in the New York metropolitan area. Uncertainties affecting New Valley generally include, without limitation, the effect of market conditions on the salability of New Valley's investment securities, the uncertainty of other potential acquisitions and investments by New Valley, the effects of governmental regulation on New Valley's ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which New Valley may become involved.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 11, 2004, beginning on page 35 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is contained in New Valley's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     This information is contained in the Proxy Statement and incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) (1) INDEX TO 2003 CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 11, 2004, appear on pages 35 through 57 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

     (A) (2) FINANCIAL STATEMENT SCHEDULES:

Schedule III -- Real Estate and Accumulated Depreciation....   Page 59

     (A) (3) EXHIBITS

*(2)(a)       Purchase and Sale Agreement, dated March 14, 2003, by and
              among Insignia Financial Group, LLC, Insignia ESG, Inc.,
              Insignia Residential Group, LLC, Insignia IP, Inc. and
              Douglas Elliman Realty, LLC (formerly known as Montauk
              Battery Realty LLC) (incorporated by reference to Exhibit
              2.1 in New Valley's Quarterly Report on Form 10-Q for the
              quarterly period ended March 31, 2003).
*(3)(a)       Amended and Restated Certificate of Incorporation dated June
              4, 1999 of New Valley (incorporated by reference to Exhibit
              3(a) in New Valley's Form S-1, dated June 14, 1999,
              Registration No. 333-79837).
*(b)          By-Laws of New Valley adopted July 29, 1996 (incorporated by reference to Exhibit (3)(ii) in New Valley's Quarterly
              Report on Form 10-Q for the quarterly period ended June 30,
              1996).
*(4)(a)       Form of Warrant Agreement, dated as of June 4, 1999, between
              American Stock Transfer & Trust Company, as Warrant Agent,
              and New Valley including form of warrant (incorporated by
              reference to Exhibit 4(c) in New Valley's Form S-1, dated
              June 14, 1999, Registration No. 333-79837).
*(b)          Loan Agreement dated December 13, 2002 between New Valley
              and HSBC Realty Credit Corporation (USA), as Administrative
              Agent, including the form of Note (incorporated by reference to Exhibit 4.1 in New Valley's Current Report on Form 8-K
              dated December 13, 2002).
*(c)          First Amendment to Loan Agreement dated as of October 24,
              2003 between New Valley Corporation, each of the lenders
              signatory thereto and HSBC Realty Credit Corporation (USA), as Administrative Agent (incorporated by reference to
              Exhibit 4.1 in New Valley's Quarterly Report on Form 10-Q
              for the quarterly period ended September 30, 2003).
*(d)          Mortgage and Security Agreement dated December 13, 2002 from
              New Valley, as Mortgagor, to HSBC Realty Credit Corporation
              (USA), as Administrative Agent and Mortgagee (incorporated by reference to Exhibit 4.2 in New Valley's Current Report on Form 8-K dated December 13, 2002).
*(e)          Assignment of Leases and Rents dated December 13, 2002 by
              New Valley in favor of HSBC Realty Credit Corporation (USA), as Administrative Agent (incorporated by reference to
              Exhibit 4.3 in New Valley's Current Report on Form 8-K dated
              December 13, 2002).
*(10)(a)(i)   Restricted Share Agreement, dated November 18, 1996, by and between New Valley and Howard M. Lorber (incorporated by
              reference to Exhibit 10(a)(ii) in New Valley's Form 10-K for the fiscal year ended December 31, 1996).
*(ii)         Option Agreement, dated November 18, 1996, between New
              Valley and Howard M. Lorber (incorporated by reference to
              Exhibit 10(a)(iii) in New Valley's Form 10-K for the fiscal year ended December 31, 1996).

*(iii)        New Valley Corporation 2000 Long-Term Incentive Plan
              (incorporated by reference to Appendix A of New Valley's
              Proxy Statement dated April 18, 2000).
*(iv)         New Valley Corporation Non-Employee Directors Stock Option
              Program (incorporated by reference to Appendix B of New
              Valley's Proxy Statement dated April 18, 2000).
*(b)(i) Employment Agreement, dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Bennett S. LeBow (incorporated by reference to Exhibit
              10(b)(i) in New Valley's Form 10-K for the fiscal year ended
              December 31, 1995).
*(ii) Employment Agreement ("Lorber Employment Agreement"), dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(b)(ii) in New Valley's Form 10-K for the fiscal year ended December 31, 1995).
*(iii)        Amendment dated January 1, 1998 to Lorber Employment
              Agreement (incorporated by reference to Exhibit 10(b)(iii) in New Valley's Form 10-K for the fiscal year ended December
              31, 1997).
*(iv)         Employment Agreement, dated September 22, 1995, between New
              Valley and Richard J. Lampen (incorporated by reference to
              Exhibit 10(c) in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).
*(v)          Employment Agreement, dated August 1, 1999, between New
              Valley and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.2 in New Valley's Quarterly Report on Form
              10-Q for the quarterly period ended June 30, 1999).
*(c) Expense Sharing Agreement, dated as of January 18, 1995, by and between Vector Group and New Valley (incorporated by reference to Exhibit 10(a) in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
              1995).
*(d)          Form of Margin Agreement, dated September 12, 1995, between
              ALKI and Bear Stearns & Co. (incorporated by reference to
              Exhibit 2 in the Schedule 13D filed by, among others, New
              Valley with the SEC on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).
*(e)(i)       Form of 7.50% Convertible Promissory Note due December 31,
              2005 in the principal amount of $8,010,000 of Ladenburg
              Thalmann Financial Services payable to NVCC (incorporated by reference to Exhibit 4.2 to Ladenburg Thalmann Financial
              Services' Current Report on Form 8-K/A dated August 31,
              2001).
*(ii)         Form of Pledge and Security Agreement between Ladenburg
              Thalmann Financial Services, NVCC, Berliner
              Effektengesellschaft AG ("Berliner"), Frost-Nevada, Limited
              Partnership and U.S. Bank Trust National Association, as collateral agent (incorporated by reference to Exhibit 10.3 in New Valley's Current Report on Form 8-K dated February
              16, 2001).
*(f)(i) Interest Purchase Agreement, dated December 21, 2001, between Western Realty Development, as the Seller, and Andante Limited, as the Purchaser (incorporated by reference to Exhibit 10.1 in New Valley's Current Report on Form 8-K dated December 20, 2001).
*(ii) Guaranty dated as of December 21, 2001 by New Valley in favor of Andante Limited (incorporated by reference to Exhibit 10.2 in New Valley's Current Report on Form 8-K dated December 20, 2001).
*(g) Purchase and Sale Agreement, dated as of November 27, 2002, between 100 College Road, LLC, as Seller, and New Valley
              Corporation, as Purchaser (incorporated by reference to Exhibit 10.1 in New Valley's Current Report on Form 8-K dated December 4, 2002).
*(h)(i) Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002
              (incorporated by reference to Exhibit 10.1 in New Valley's
              Current Report on Form 8-K dated December 13, 2002).

*(h)(ii)      First Amendment to Operating Agreement of Douglas Elliman
              Realty, LLC (formerly known as Montauk Battery Realty LLC), dated as of March 14, 2003 (incorporated by reference to
              Exhibit 10.1 in New Valley's Quarterly Report on Form 10-Q
              for the quarterly period ended March 31, 2003).
*(h)(iii)     Second Amendment to Operating Agreement of Douglas Elliman
              Realty, LLC, dated as of May 19, 2003 (incorporated by
              reference to Exhibit 10.1 in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
*(h)(iv)      Note and Equity Purchase Agreement, dated as of March 14,
              2003 (the "Note and Equity Purchase Agreement"), by and
              between Douglas Elliman Realty, LLC (formerly known as
              Montauk Battery Realty LLC), New Valley Real Estate
              Corporation and The Prudential Real Estate Financial
              Services of America, Inc., including form of 12%
              Subordinated Note due March 14, 2013 (incorporated by
              reference to Exhibit 10.2 in New Valley's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).
*(h)(v)       Amendment to the Note and Equity Purchase Agreement, dated as of April 14, 2003. (incorporated by reference to Exhibit
              10.3 in New Valley's Quarterly Report on Form 10-Q for the
              quarterly period ended March 31, 2003).
(21)          Subsidiary of New Valley.
(23)          Consent of PricewaterhouseCoopers LLP relating to New
              Valley's Registration Statement on Form S-8 (No. 333-46370)
              and Registration Statement on Form S-3 (No. 333-79837).
(31)(a)       Certification of Chief Executive Officer, Pursuant to
              Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.
(31)(b)       Certification of Chief Financial Officer, Pursuant to
              Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.
(32)(a)       Certification of Chief Executive Officer, Pursuant to 18
              U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002.
(32)(b)       Certification of Chief Financial Officer, Pursuant to 18
              U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002.

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

     (B) REPORTS ON FORM 8-K:

        None

                             NEW VALLEY CORPORATION

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003
                      ITEMS 8, 14(A)(1) AND (2), AND 14(D)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   Financial Statements and Schedules of the Registrant and its subsidiaries, required to be included in Items 8, 14(a)(1) and (2), and 14(d)
                               are listed below:

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
  Report of Independent Certified Public Accountants........   35
  Consolidated Balance Sheets as of December 31, 2003 and
     2002...................................................   36
  Consolidated Statements of Operations for the years ended
     December 31, 2003, 2002 and 2001.......................   37
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2003, 2002 and 2001...   38
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2003, 2002 and 2001.......................   39
  Notes to Consolidated Financial Statements................   40
FINANCIAL STATEMENT SCHEDULES:
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................   59
     Financial Statement Schedules not listed above have
     been omitted because they are not applicable or the
     required information is contained in the Consolidated
     Financial Statements or accompanying Notes.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the
Stockholders of New Valley Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New Valley Corporation and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 11, 2004

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  66,593    $  82,113
  Investment securities available for sale..................     17,944       13,391
  Restricted assets.........................................        771        1,811
  Other current assets......................................      1,870          402
                                                              ---------    ---------
          Total current assets..............................     87,178       97,717
                                                              ---------    ---------
Investments in real estate, net.............................     53,012       54,208
Investments in non-consolidated real estate businesses......     18,718        7,808
Restricted assets...........................................        174          168
Long-term investments, net..................................      2,429        3,150
Other assets................................................        385          497
                                                              ---------    ---------
          Total assets......................................  $ 161,896    $ 163,548
                                                              =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of mortgage note payable..................  $     644    $     644
  Accounts payable and accrued liabilities..................      3,684        5,741
  Prepetition claims and restructuring accruals.............        600          674
  Income taxes..............................................     11,264       10,499
                                                              ---------    ---------
          Total current liabilities.........................     16,192       17,558
                                                              ---------    ---------
Mortgage note payable.......................................     39,266       39,856
Other long-term liabilities.................................      2,690        3,077
Commitments and contingencies...............................         --           --
Stockholders' equity:
  Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares authorized; 22,117,852 and 22,436,424 shares
     outstanding............................................        221          224
  Additional paid-in capital................................    862,584      863,676
  Accumulated deficit.......................................   (765,468)    (759,806)
  Accumulated other comprehensive income (loss).............      6,411       (1,037)
                                                              ---------    ---------
          Total stockholders' equity........................    103,748      103,057
                                                              ---------    ---------
          Total liabilities and stockholders' equity........  $ 161,896    $ 163,548
                                                              =========    =========

  The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2003           2002           2001
                                                              -----------    -----------    -----------
Revenues:
  Real estate leasing.......................................  $     7,298    $     1,001    $     9,966
                                                              -----------    -----------    -----------
         Total..............................................        7,298          1,001          9,966
                                                              -----------    -----------    -----------
Costs and expenses:
  General and administrative expenses.......................       11,901         12,967         13,455
  Rental real estate activities.............................        3,531          1,579          9,475
                                                              -----------    -----------    -----------
         Total..............................................       15,432         14,546         22,930
                                                              -----------    -----------    -----------
Other results from continuing operations:
  Equity income (loss) from non-consolidated real estate
    businesses..............................................          901           (749)            --
  Gain (loss) on sale of real estate........................          478          9,048        (20,945)
  Gain on lawsuit settlement................................           --             --         17,620
  Gain on sale of assets....................................           --             --            250
  Gain (loss) on sale of investments, net...................        1,654          1,850         (1,003)
  Interest and dividend income..............................          823          2,163          3,738
  Interest expense..........................................       (1,421)          (483)        (2,592)
  Provision for loss on net investment in subsidiary........           --           (338)            --
  Provision for uncollectibility of notes receivable........           --        (13,198)            --
  Provision for loss on investments.........................           --         (6,776)           (71)
  Other income (loss).......................................           17            (35)           (68)
                                                              -----------    -----------    -----------
         Total..............................................        2,452         (8,518)        (3,071)
                                                              -----------    -----------    -----------
Loss from continuing operations before income taxes and
  minority interests........................................       (5,682)       (22,063)       (16,035)
Income tax provision........................................           --             --            260
Minority interests in loss from continuing operations of
  consolidated subsidiaries.................................          (20)          (151)          (594)
                                                              -----------    -----------    -----------
Loss from continuing operations.............................       (5,662)       (21,912)       (15,701)
Discontinued operations:
  Loss from discontinued operations, net of minority
    interests in loss of consolidated subsidiaries of $0, $0
    and $4,845 and income tax benefit expense of $0, $0 and
    $1,356..................................................           --             --         (5,829)
  Gain on disposal of discontinued operations...............           --             --          4,346
                                                              -----------    -----------    -----------
      Loss from discontinued operations.....................           --             --         (1,483)
                                                              -----------    -----------    -----------
Net loss....................................................  $    (5,662)   $   (21,912)   $   (17,184)
                                                              ===========    ===========    ===========

Loss per common share (Basic and diluted):
  Continuing operations.....................................  $     (0.26)   $     (0.96)   $     (0.69)
  Discontinued operations...................................           --             --          (0.06)
                                                              -----------    -----------    -----------
      Net loss per common share.............................  $     (0.26)   $     (0.96)   $     (0.75)
                                                              ===========    ===========    ===========
Number of shares used in computation........................   22,146,031     22,757,296     22,826,226
                                                              ===========    ===========    ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          ACCUMULATED
                                                                                             OTHER
                                           COMMON SHARES      ADDITIONAL                 COMPREHENSIVE
                                        -------------------    PAID-IN     ACCUMULATED      (LOSS)
                                          SHARES     AMOUNT    CAPITAL       DEFICIT        INCOME        TOTAL
                                        ----------   ------   ----------   -----------   -------------   --------
Balance, December 31, 2000............  22,890,663    $229     $867,895     $(720,710)      $ 2,271      $149,685
  Comprehensive loss:
    Net loss..........................                                        (17,184)                    (17,184)
    Other comprehensive income:
      Net change in unrealized gain on
         investment securities........                                                         (296)         (296)
                                                                                                         --------
         Total comprehensive loss.....                                                                    (17,480)
                                                                                                         --------
  Compensation expense on stock option
    grants............................                              906                                       906
  Effect of acquisition of LTS........                           15,171                                    15,171
  Repurchase of common shares.........     (77,600)     (1)        (272)                                     (273)
  Distribution of LTS.................                          (19,529)                                  (19,529)
                                        ----------    ----     --------     ---------       -------      --------
Balance, December 31, 2001............  22,813,063     228      864,171      (737,894)        1,975       128,480
  Comprehensive loss:
    Net loss..........................                                        (21,912)                    (21,912)
    Other comprehensive income:
      Net change in unrealized loss on
         investment securities........                                                       (3,012)       (3,012)
                                                                                                         --------
         Total comprehensive loss.....                                                                    (24,924)
                                                                                                         --------
  Compensation expense on stock option
    grants............................                              416                                       416
  Exercise of stock options and
    warrants..........................      68,404       1          264                                       265
  Capitalization of dividends
    payable...........................                              711                                       711
  Repurchase of common shares.........    (445,043)     (5)      (1,886)                                   (1,891)
                                        ----------    ----     --------     ---------       -------      --------
Balance, December 31, 2002............  22,436,424     224      863,676      (759,806)       (1,037)      103,057
  Comprehensive income:
    Net loss..........................                                         (5,662)                     (5,662)
    Other comprehensive income:
      Net change in unrealized gain on
         investment securities........                                                        7,448         7,448
                                                                                                         --------
         Total comprehensive income...                                                                      1,786
                                                                                                         --------
  Capitalization of dividends
    payable...........................                              251                                       251
  Repurchase of common shares.........    (318,572)     (3)      (1,343)           --            --        (1,346)
                                        ----------    ----     --------     ---------       -------      --------
Balance, December 31, 2003............  22,117,852    $221     $862,584     $(765,468)      $ 6,411      $103,748
                                        ==========    ====     ========     =========       =======      ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
Cash flows from operating activities:
 Net loss...................................................  $ (5,662)  $(21,912)  $(17,184)
 Loss from discontinued operations..........................        --         --      1,483
                                                              --------   --------   --------
   Subtotal.................................................    (5,662)   (21,912)   (15,701)
                                                              --------   --------   --------
 Adjustments to reconcile net loss to net cash (used for)
   provided from operating activities:
    Depreciation and amortization...........................     1,283        245      2,353
    Equity (income) loss in non-consolidated real estate
     businesses.............................................      (901)       749         --
    Provision for uncollectibility of notes receivable......        --     13,198         --
    Provision for loss on investments.......................        --      6,776         71
    (Gain) loss on sale of real estate, assets and sale or
     liquidation of investments.............................    (1,654)   (10,560)    21,698
    Stock-based compensation expense........................        --        416        930
    Minority interests in loss of consolidated
     subsidiaries...........................................       (20)      (151)      (594)
    Changes in assets and liabilities, net of effects from
     acquisitions and dispositions:
      Decrease (increase) in receivables and other assets...      (403)    18,366    (14,877)
      Decrease in accounts payable and accrued
       liabilities..........................................    (1,408)      (357)    (4,033)
                                                              --------   --------   --------
Net cash (used for) provided from operating activities......    (8,765)     6,770    (10,153)
                                                              --------   --------   --------
Cash flows from investing activities:
   Sale or maturity of investment securities................     4,979      6,398     16,418
   Purchase of investment securities........................      (518)    (6,825)   (10,166)
   Sale or liquidation of long-term investments.............     1,004         --      1,133
   Purchase of long-term investments........................      (195)        --        (17)
   Purchase of non-consolidated real estate businesses......   (11,000)    (1,663)    (5,694)
   Distributions from non-consolidated real estate
    businesses..............................................       991         --         --
   Sale of real estate, net of closing costs................        --     20,461     43,040
   Purchase of and additions to real estate.................        --    (54,945)    (2,642)
   Sale of other assets.....................................        --         --        250
   Payment of prepetition claims and restructuring
    accruals................................................       (74)    (2,026)    (3,129)
   (Increase) decrease in restricted assets.................        (6)      (168)       455
   Cash received in LTS acquisition.........................        --         --      8,010
   Purchase of LTS common stock.............................        --         --     (3,945)
   Repayment of notes receivable............................        --      3,000         --
   Issuance of notes receivable.............................        --     (7,000)        --
                                                              --------   --------   --------
Net cash (used for) provided from investing activities......    (4,819)   (42,768)    43,713
                                                              --------   --------   --------
Cash flows from financing activities:
   Proceeds from participating loan.........................        --         --      2,981
   Decrease in margin loans payable.........................        --         --     (4,675)
   Repayment of participating loan..........................        --    (12,437)        --
   Payment of long-term notes...............................      (590)       (36)   (26,283)
   Increase in long-term borrowings.........................        --     40,500      9,524
   Distributions by Western Realty Development..............        --         (8)      (324)
   Deferred financing costs.................................        --       (351)      (377)
   Repurchase of common shares..............................    (1,346)    (1,891)      (274)
   Cash impact of LTS distribution..........................        --         --     (8,136)
   Exercise of stock options................................        --        265         --
                                                              --------   --------   --------
Net cash (used for) provided from financing activities......    (1,936)    26,042    (27,564)
                                                              --------   --------   --------
Net cash provided from discontinued operations..............        --         --      4,006
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........   (15,520)    (9,956)    10,002
Cash and cash equivalents, beginning of year................    82,113     92,069     82,067
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 66,593   $ 82,113   $ 92,069
                                                              ========   ========   ========
Supplemental cash flow information:
 Cash paid during the year for:
   Interest.................................................  $  1,389   $    487   $  2,730
   Income taxes.............................................        53        196        123
Detail of acquisitions:
 Assets acquired, including cash............................  $     --   $     --   $ 62,024
 Liabilities assumed, including minority interest...........        --         --    (60,014)
 Increase in paid-in capital................................        --         --    (15,171)
                                                              --------   --------   --------
 Cash received..............................................        --         --     13,161
 Less cash received associated with discontinued
   operations...............................................        --         --      5,151
                                                              --------   --------   --------
 Net cash received in acquisition...........................  $     --   $     --   $  8,010
                                                              ========   ========   ========
Detail of distributions:
 Assets distributed, including cash.........................  $     --   $     --   $(90,645)
 Liabilities distributed, including minority interest.......        --         --     79,252
 Decrease to paid in capital................................        --         --     19,529
                                                              --------   --------   --------
 Cash held by distributed subsidiary........................        --         --     (8,136)
 Less cash distributed......................................        --         --         --
                                                              --------   --------   --------
 Net cash...................................................  $     --   $     --   $ (8,136)
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

     Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

  Nature of Operations

     The Company is engaged in the real estate business and is seeking to acquire additional operating companies. The Company owns, through its New Valley Realty Division, two commercial office buildings in Princeton, N.J. and a 50% interest in the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Douglas Elliman Realty, LLC ("Douglas Elliman Realty"), formerly known as Montauk Battery Realty, LLC, which operates a residential real estate brokerage company in the New York metropolitan area. In December 2001, New Valley completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services Inc. ("LTS"), its former majority-owned subsidiary engaged in the investment banking and brokerage business. The broker-dealer operations, which were the primary source of New Valley's revenues from May 1995 to December 2001, are treated as discontinued operations in the consolidated financial statements. At December 31, 2003, Vector Group Ltd. ("Vector"), New Valley's principal stockholder, owned 58.1% of New Valley's Common Shares.

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

     At December 31, 2003, the Company's remaining accruals totaled $600 for unsettled prepetition claims and restructuring accruals (see Note 15). The Company's accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the bankruptcy court.

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

     Fair Value of Financial Instruments. Investments in securities and securities sold, not yet purchased, traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the reporting period. Futures contracts are valued at their last reported sales price. Investments in securities, principally warrants, which have exercise or holding period restrictions, are valued at fair value as determined

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
by the Company's management based on the intrinsic value of the warrants discounted for such restrictions. For cash and cash equivalents, restricted assets and short-term loans, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of long-term debt, including current portion, is estimated based on current rates offered to the Company for debt of the same maturities.

     Investment Securities. The Company classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Debt securities classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other results from continuing operations. The cost of securities sold is determined based on average cost.

     Gains are recognized when realized in the Company's consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. The Company's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of the Company's marketable securities, it is the Company's policy to record an impairment charge with respect to such investment in the Company's consolidated statements of operations. In 2002, the Company recorded a write-down of $6,776 related to other-than-temporary declines of its investment securities.

     Restricted Assets. Restricted assets at December 31, 2003 and 2002 consisted primarily of amounts held in escrow related to New Valley's real estate operations.

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

     Real Estate Leasing Revenues. The real estate properties are being leased to tenants under operating leases. Base rental revenue is generally recognized on a straight-line basis over the term of the lease. The lease agreements for certain properties contain provisions which provide for reimbursement of real estate taxes and operating expenses over base year amounts, and in certain cases as fixed increases in rent. In addition, the lease agreements for certain tenants provide additional rentals based upon revenues in excess of base amounts, and such amounts are accrued as earned. The future minimum rents scheduled to be received on non-cancelable operating leases at December 31, 2003 are $6,578 in 2004, $6,662 in 2005, $6,519 in 2006, $5,612 in 2007, $5,620 in
2008 and $10,284 thereafter.

     Basic Income (Loss) Per Common Share. Basic net income (loss) per common share is based on the weighted average number of Common Shares outstanding.

     Diluted Income (Loss) Per Common Share. Diluted net income (loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
shares resulting from the exercise of stock options and warrants if such exercise was dilutive. Options and warrants to purchase Common Shares of 18,032,771, 18,012,771 and 18,199,179 were not included in the computation of diluted loss per share in 2003, 2002 and 2001, respectively, as the effect would have been anti-dilutive. Diluted net income (loss) per common share also takes into account the potential dilution from securities issued by a subsidiary or investee that enables their holders to obtain the subsidiary's common stock.

     Stock-Based Compensation. Compensation costs related to employee stock plans are recognized utilizing the intrinsic value-based method prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148.

     As of December 31, 2003, New Valley and Vector each had stock-based employee compensation plans (see Note 13). Had the fair value method of accounting been applied to the Company's and Vector's stock options granted to employees, the pro forma effect would have been as follows:

                                                           2003       2002       2001
                                                          -------   --------   --------
Net loss applicable to Common Shares, as reported.......  $(5,662)  $(21,912)  $(17,184)
Deduct: Amortization of fair value of New Valley option
  grants................................................      (50)      (234)      (926)
Deduct: Amortization of fair value of Vector option
  grants, net...........................................     (572)      (713)      (761)
                                                          -------   --------   --------
Net loss applicable to Common Shares, as adjusted.......  $(6,284)  $(22,859)  $(18,871)
                                                          =======   ========   ========
Adjusted net loss per share -- basic and diluted........  $ (0.28)  $  (1.00)  $  (0.83)
                                                          =======   ========   ========

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

     In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003)" was issued. The interpretation revises FIN No. 46, "Consolidation of Variable Interest Entities" to exempt certain entities from the requirements of FIN No. 46. The interpretation requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity s expected residual returns, or both. FIN No. 46(R) also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The interpretation applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN No. 46(R) applies in the first interim period ending after March 15, 2004. The Company has not completed its assessment of the impact of this interpretation, but does not anticipate a material impact on its financial position and results of operations.

     In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact on the Company's consolidated financial statements.

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

3.  INVESTMENT IN REAL ESTATE AND MORTGAGE NOTE PAYABLE

     The components of the Company's investment in real estate (the office buildings) and the related non-recourse mortgage note payable collateralized by such real estate at December 31, 2003 and 2002 are as follows:

                                                       DECEMBER 31, 2003   DECEMBER 31, 2002
                                                       -----------------   -----------------
Land.................................................       $ 7,636             $ 7,636
Buildings............................................        46,622              46,622
                                                            -------             -------
          Total......................................        54,258              54,258
Less accumulated depreciation........................        (1,246)                (50)
                                                            -------             -------
  Net investment in real estate......................       $53,012             $54,208
                                                            =======             =======
Mortgage note payable................................       $39,910             $40,500
Current portion of mortgage note payable.............           644                 644
                                                            -------             -------
Mortgage note payable -- long-term portion...........       $39,266             $39,856
                                                            =======             =======

  Office Buildings

     New Valley completed the acquisition of two office buildings in Princeton, N.J. on December 13, 2002 for $54,258. A portion of the purchase price was financed with a mortgage loan of $40,500, which is due in December 2006. The loan bears interest at a floating rate of 2% above LIBOR, and is collateralized by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $54 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.

     New Valley's President and Chief Operating Officer received a $2,000 bonus in 2002 relating, among other things, to his role in the consummation of the acquisition of the office buildings and the related financing and the increase in the Company's ownership in the residential brokerage business discussed below. The bonus was recorded as compensation expense during 2002 and is included in general and administrative expenses in the accompanying statement of operations.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

  Shopping Centers

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

  Russian Real Estate

     Western Realty Development LLC. In February 1998, the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") organized Western Realty Development LLC ("Western Realty Development") to make real estate and other investments in Russia. The Company contributed the real estate assets of its subsidiary, BrookeMil Ltd. ("BrookeMil"), including the Ducat Place II office building in Moscow, Russia and the adjoining site for the proposed development of Ducat Place III, to Western Realty Development.

     On December 21, 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of the membership interests in its subsidiary Western Realty Investments LLC, the entity through which Western Realty Development owned Ducat Place II and the adjoining Ducat Place III site. The purchase price for the sale was approximately $42,000 including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $22,000, and Apollo received approximately $9,500. New Valley recorded a loss of $21,842 in connection with the sale in 2001. See Note 9 relating to an indemnification claim that has been made by Andante.

     Western Realty Repin LLC. In June 1998, the Company and Apollo organized Western Realty Repin LLC ("Western Realty Repin") to make a loan to BrookeMil. The proceeds of the loan have been used by BrookeMil for the acquisition and preliminary development of two adjoining sites totaling 10.25 acres located in Moscow across the Moscow River from the Kremlin. The Kremlin sites were planned for development as a residential and hotel complex.

     On April 30, 2002, New Valley sold the shares of BrookeMil for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were the Company's remaining real estate holdings in Russia. Under the terms of the Western Realty Repin participating loan to BrookeMil, New Valley received approximately $7,500 of the net proceeds from the sale and Apollo received approximately $12,500 of the proceeds. New Valley recorded a gain on the sale of real estate of $8,484 for the year ended December 31, 2002 in connection with the sale of the property, which had a negative book value of $979 prior to the sale. New Valley also recorded $767 in additional general and administrative expenses in 2002 related to the closing of its Russian operations. These expenses consisted principally of employee severance.

  Pro forma results

     The following table presents unaudited pro forma results from continuing operations as if the purchase of the office buildings and the sale of Western Realty Investments had occurred on January 1, 2001. These pro

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been consummated as of each respective date.

                                                 PRO FORMA                    AS REPORTED
                                        ---------------------------   ---------------------------
                                         YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            2002           2001           2002           2001
                                        ------------   ------------   ------------   ------------
Revenues.............................     $  7,894       $ 7,395        $  1,001       $  9,966
                                          ========       =======        ========       ========
(Loss) income from continuing
  operations.........................     $(18,231)      $ 7,625        $(21,912)      $(15,701)
                                          ========       =======        ========       ========
(Loss) income per common share --
  continuing operations (basic and
  diluted)...........................     $  (0.80)      $  0.33        $  (0.96)      $  (0.69)
                                          ========       =======        ========       ========

4.  INVESTMENTS IN NON-CONSOLIDATED REAL ESTATE BUSINESSES

  Residential Brokerage Business

     During 2000 and 2001, New Valley acquired for $1,744 a 37.2% ownership interest in B&H Associates of NY, doing business as Prudential Douglas Elliman Real Estate ("Realty"), formerly known as Prudential Long Island Realty, a residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Realty contributed their interests in Realty to Douglas Elliman Realty, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Realty of various ownership interests. As part of the transaction, Realty renewed for a ten-year term its franchise agreement with The Prudential Real Estate Affiliates, Inc. The owners of Realty also agreed, upon receipt of the required regulatory approvals, to contribute to Douglas Elliman Realty their interests in the related mortgage company.

     In March 2003, Douglas Elliman Realty purchased the New York City-based residential brokerage firm, Douglas Elliman, LLC ("Douglas Elliman"), formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013. Interest income, which totaled $932 for the year ended December 31, 2003, earned by New Valley on the subordinated debt is recognized in the Company's consolidated statements of operations as part of equity income from non-consolidated real estate businesses.

     Compensation expense for 2003 included a $1,500 bonus to New Valley's President and Chief Operating Officer for his performance during 2003 and, in particular, his role in identifying the March 2003 acquisition and related financing of Douglas Elliman by New Valley's 50%-owned investee Douglas Elliman Realty.

     New Valley accounts for its interest in Douglas Elliman Realty on the equity method and recorded income of $1,228 and $594 for the years ended December 31, 2003 and 2002, respectively, associated with Douglas Elliman Realty. New Valley's equity income from Douglas Elliman Realty for the year ended December 31, 2003 includes $932 of interest income earned by New Valley on the subordinated debt and $197, which represents 46% of the mortgage company's results from operations. New Valley's equity income in Douglas Elliman Realty for the year ended December 31, 2003 has been reduced by New Valley's portion ($2,029) of amortization expense associated with Douglas Elliman's customer contracts outstanding at the acquisition date.

     Summarized financial information as of December 31, 2003 and for the year ended December 31, 2003 for Douglas Elliman Realty is presented below. The summarized financial information for the year ended December 31, 2003 includes Realty's results from operations from January 1, 2003 to December 31, 2003 and

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
the results from operations of Douglas Elliman and its affiliated property management company from March 14, 2003 (date of acquisition) to December 31, 2003.

                                                           DECEMBER 31, 2003
                                                           -----------------
Cash....................................................        $ 9,062
Other current assets....................................          6,385
Property, plant and equipment, net......................         11,311
Trademarks..............................................         21,663
Goodwill................................................         34,319
Other intangible assets, net............................          4,021
Other noncurrent assets.................................            632
Notes payable -- current................................          8,944
Other current liabilities...............................         10,176
Notes payable -- long term..............................         68,562
Members' deficiency.....................................           (289)

                                                              YEAR ENDED
                                                           DECEMBER 31, 2003
                                                           -----------------
Revenues................................................       $179,853
Costs and expenses......................................        166,278
Depreciation expense....................................          3,640
Amortization expense....................................          5,037
Interest expense, net...................................          4,767
Other income............................................             67
                                                               --------
Net income..............................................       $    198
                                                               ========

  Hawaiian Hotel

     In 2001, together with developer Brickman Associates and other investors, New Valley acquired control of the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is scheduled to reopen in late 2004 as a Sheraton resort. The Company, which holds a 50% interest in Koa Investors LLC, the owner of the hotel, had invested $7,400 in the project and had committed to make additional investments of up to $5,100 at December 31, 2003. The Company funded $1,500 of this amount in February 2004.

     The Company accounts for its interest in Koa Investors under the equity method and recorded losses of $327 and $1,343 in 2003 and 2002, respectively, associated with the property. Koa Investors' loss in 2003 primarily represents management fees. Koa Investors' loss in 2002 primarily represents management fees and a loss of a deposit on an adjoining golf course, which it determined not to purchase. Koa Investors capitalizes all costs related to the acquisition and development of the property during the construction phase.

5.  INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of stockholders' equity. The Company had net unrealized gains (losses) on investment securities available for sale of $6,411 and $(1,037) at December 31, 2003 and 2002, respectively. The Company realized gains (losses) on sales of investment securities available for sale of $1,566, $1,850 and $(1,887) for the years ended December 31, 2003, 2002 and 2001, respectively. Realized gains reduced other comprehensive income in the year of realization, while realized losses increased other comprehensive income in the year of realization. In addition, the Company recorded a loss related to other-than-temporary declines in

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
the fair value of its marketable equity securities totaling $6,776 for the year ended December 31, 2002. See Note 2.

     The components of investment securities available for sale, which were all marketable equity securities, are as follows:

                                                              GROSS        GROSS
                                                            UNREALIZED   UNREALIZED    FAIR
                                                   COST        GAIN         LOSS       VALUE
                                                  -------   ----------   ----------   -------
2003
Investment securities...........................  $11,533     $6,411       $   --     $17,944
                                                  =======     ======       ======     =======
2002
Investment securities...........................  $14,428     $   --       $1,037     $13,391
                                                  =======     ======       ======     =======

6.  NOTES RECEIVABLE

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

     New Valley evaluated its ability to collect $13,198 of notes receivable and related interest from LTS at September 30, 2002. These notes receivable included the $5,000 of notes issued in March 2002 and July 2002 and the $8,010 convertible note issued to New Valley in May 2001 (see Note 19). New Valley determined, based on the then current trends in the broker-dealer industry and LTS's operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

     On October 8, 2002, LTS borrowed an additional $2,000 from New Valley. The loan, which bore interest at 1% above the prime rate, was repaid in December 2002 with the proceeds from the loan to LTS from an affiliate of its clearing broker.

7.  LONG-TERM INVESTMENTS

     Long-term investments consisted of investments in the following:

                                                     DECEMBER 31, 2003    DECEMBER 31, 2002
                                                     ------------------   ------------------
                                                     CARRYING    FAIR     CARRYING    FAIR
                                                      VALUE      VALUE     VALUE      VALUE
                                                     --------   -------   --------   -------
Limited partnerships...............................   $2,429    $11,739    $3,150    $10,694

     The principal business of the partnerships is investing in real estate and investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships up to an aggregate of $979 at December 31, 2003. In addition, the investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     The Company recognized gains of $88, $0 and $883 for the years ended December 31, 2003, 2002 and 2001, respectively, related to the liquidations of limited partnership investments. No long-term investments were liquidated in 2002. During 2001, the Company determined that a permanent impairment in the value of its investments in various online businesses had occurred and, accordingly, $71 was provided as an impairment charge.

8.  PENSIONS AND RETIREE BENEFITS

     The Company maintains 401(k) plans for substantially all employees. These 401(k) plans allow eligible employees to invest a percentage of their pre-tax compensation. The Company made a discretionary match of 3% of its employee's contributions to the 401(k) plans in 2003 and 2002, which totaled $30 and $28, respectively. The Company did not make discretionary contributions to these 401(k) plans in 2001.

9.  COMMITMENT AND CONTINGENCIES

  Leases

     The Company remits to Vector, under an expense sharing agreement, rent expense related to a noncancelable lease agreement for office space, expiring in November 2004. See Note 16. Rental expense for operating leases was $304, $183 and $434 for the years ended December 31, 2003, 2002 and 2001, respectively.

  Investment Company Act of 1940

     The Investment Company Act and its regulations generally impose substantive restrictions on a company that owns "investment securities" having a value in excess of 40% of the company's "total assets". Following the distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia, New Valley was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2, which expired on December 19, 2002. Prior to that time, through New Valley's acquisition of the two office buildings in Princeton, N.J. and the increase to 50% of its ownership in Douglas Elliman Realty, New Valley was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, New Valley is required to determine the value of its total assets for purposes of the 40% threshold based on "market" or "fair" values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If New Valley were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management. For example, it would be prohibited from entering into principal transactions and joint transactions with affiliates. It would also be prohibited from issuing convertible securities and options and would be subject to limitations on leverage.

  Lawsuits

     In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke Group Holding Inc. ("Brooke Group Holding"), an indirect wholly-owned subsidiary of Vector, in the Delaware Chancery Court by a stockholder of the Company. The suit alleges that the Company's purchase of the BrookeMil shares from Brooke (Overseas) Ltd., which was then an indirect subsidiary of Brooke Group Holding, in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks a declaration that the Company's directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. Brooke Group Holding and the Company believe that the allegations in the case are without merit. Discovery in the case is ongoing.

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

     In 1994, the Company commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley's former Western Union satellite business. The Company had a contract with NASA to launch two Westar satellites. The first satellite was launched in 1984, and the second was scheduled to be launched in 1986. Following the explosion of the space shuttle Challenger in January 1986, the President of the United States announced a change in the government's policy regarding commercial satellite launches, and the Company's satellite was not launched. As a result, the Company sued the government for breach of contract seeking damages of approximately $34,000. In 1995, the United States Court of Federal Claims granted the government's motion to dismiss and, in 1997, the United States Court of Appeals for the Federal Circuit reversed and remanded the case. Discovery recently concluded and a trial could be scheduled by the court as early as the second quarter of 2004.

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

  Other

     The Company has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995. See Note 10.

     As of December 31, 2003, New Valley had $600 of prepetition bankruptcy-related claims and restructuring accruals. See Note 15. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

     In December 2001, New Valley's subsidiary, Western Realty Development, sold all the membership interests in Western Realty Investments LLC to Andante Limited. See Note 3. In August 2003, Andante

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
submitted an indemnification claim to Western Realty Development alleging losses of $1,225 from breaches of various representations made in the purchase agreement. Under the terms of the purchase agreement, Western Realty Development has no obligation to indemnify Andante unless the aggregate amount of all claims for indemnification made by Andante exceeds $750, and Andante is required to bear the first $200 of any proven loss. New Valley would be responsible for 70% of any damages payable by Western Realty Development. New Valley is contesting the indemnification claim.

10.  FEDERAL INCOME TAX

     At December 31, 2003 the Company had $95,374 of unrecognized net deferred tax assets, comprised primarily of net operating loss carryforwards, available to offset future taxable income for federal tax purposes. A valuation allowance has been provided against this deferred tax asset as it is presently deemed more likely than not that the benefit of the tax asset will not be utilized. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change. The provision for income taxes, which represented the effect of the alternative minimum tax and state income taxes for the three years ended December 31, 2003, 2002 and 2001, does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the change in the valuation allowance relating to deferred tax assets. The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pretax income from continuing operations as a result of the following differences:

                                                         2003       2002       2001
                                                        -------   --------   --------
Loss from continuing operations.......................  $(5,662)  $(21,912)  $(15,441)
                                                        -------   --------   --------
Benefit under statutory U.S. tax rates................   (1,981)    (7,669)    (5,404)
Increase in taxes resulting from:
  Nontaxable items....................................    1,212      1,774        944
  State taxes, net of Federal benefit.................     (294)      (876)        33
  Foreign taxes.......................................       --         --        227
  Distribution of LTS.................................       --         --      7,180
Impact of (increase) decrease in net equity
  adjustments.........................................    2,994     (1,211)      (119)
(Decrease) increase in valuation reserve, net of tax
  audit adjustments...................................   (1,931)     7,982     (2,601)
                                                        -------   --------   --------
     Income tax provision.............................  $    --   $     --   $    260
                                                        =======   ========   ========

     Income taxes associated with discontinued operations and extraordinary items have been shown net of the utilization of the net operating loss carryforward and the change in other deferred tax assets.

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

     Deferred tax amounts are comprised of the following at December 31:

                                                                2003       2002
                                                              --------   --------
Deferred tax assets:
  Net operating loss and tax credit carryforwards:
     Minimum tax credit carryforwards.......................  $ 13,512   $ 13,512
     Unrestricted capital loss..............................     1,996      2,642
     Unrestricted net operating loss........................    64,915     63,074
  Alternative minimum tax credit carryforward...............
  Other.....................................................    17,700     18,077
                                                              --------   --------
          Total deferred tax assets.........................    98,123     97,305
                                                              --------   --------
Deferred tax liabilities:
  Other.....................................................     2,749         --
                                                              --------   --------
          Total deferred tax liabilities....................     2,749         --
                                                              --------   --------
Net deferred tax assets.....................................    95,374     97,305
Valuation allowance.........................................   (95,374)   (97,305)
                                                              --------   --------
Net deferred taxes..........................................  $     --   $     --
                                                              ========   ========

     The Company has established a liability for income taxes payable for various federal and state taxes based on income. The Company has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995. If the state taxing authority were to prevail, New Valley would owe approximately $7,225, including interest, at December 31, 2003. An initial administrative hearing has been scheduled for December 2003, and the hearing officer has not yet ruled. If New Valley is unsuccessful in the initial administrative hearing, it may request an additional administrative hearing prior to challenging the notice of proposed assessment in court. No assurances can be given that the Company will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements at December 31, 2003.

     As of December 31, 2003, the Company had consolidated net operating loss carryforwards of approximately $161,500 and consolidated capital loss carryforwards of approximately $5,000 for tax purposes, which expire at various dates from 2006 through 2023. New Valley also has approximately $13,500 of alternative minimum tax credit carry forwards as of December 31, 2003, which may be carried forward indefinitely under current U.S. tax law.

11.  OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities, excluding mortgage note payable, are as follows:

                                                   DECEMBER 31, 2003     DECEMBER 31, 2002
                                                  -------------------   -------------------
                                                  LONG-TERM   CURRENT   LONG-TERM   CURRENT
                                                   PORTION    PORTION    PORTION    PORTION
                                                  ---------   -------   ---------   -------
Retiree and disability obligations..............   $2,497      $500      $2,895      $500
Other long-term liabilities.....................      193        --         182        --
                                                   ------      ----      ------      ----
          Total other long-term liabilities.....   $2,690      $500      $3,077      $500
                                                   ======      ====      ======      ====

12.  WARRANTS

     As of December 31, 2003 and 2002, there were 17,867,438 warrants outstanding. Each warrant entitles the holder to purchase one Common Share at an exercise price of $12.50 per share. The warrants became exercisable on June 14, 1999 and terminate five years thereafter on June 14, 2004. The Company may redeem

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
the warrants for $0.01 per warrant on 30 days' notice to the holders if, any time after June 4, 2002, the average reported closing price or bid price of a Common Share exceeds $12.50 for any 20 consecutive trading days ending within five days before the date of such notice. The warrants may instead be exercised following such notice and before redemption.

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

     On January 19, 2000, the Company also adopted the Non-Employee Directors Stock Option Program, which was approved by the stockholders of the Company on May 24, 2000. A total of 200,000 common shares are issuable under the program, subject to adjustment. Under the program, each non-employee director will receive an option to acquire 10,000 common shares upon the later of the adoption of the program or the date such individual becomes a non-employee director. In addition, commencing with the 2001 annual meeting of stockholders and with respect to each subsequent annual meeting, an option to acquire an additional 5,000 common shares will be granted automatically to each non-employee director upon reelection as a director. The exercise price for each option awarded under the program will be equal to the fair market value of a common share on the date of grant. Each option will become exercisable on the first anniversary of the date of grant. On the date of adoption of the program, options to purchase a total of 40,000 common shares for an exercise price of $4.6875 per share were issued to the four non-employee directors of the Company. Options for an additional

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

20,000 common shares were issued under the plan to non-employee directors in each of 2001, 2002 and 2003 with exercise prices of $3.57, $4.15 and $4.01 per share, respectively.

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

     A summary of the Company's stock options granted to employees and non-employee directors follows:

  New Valley

                                                                                            WEIGHTED
                                                                                             AVERAGE
                                                                                            REMAINING
                                                                               WEIGHTED    CONTRACTUAL
                                                NUMBER OF       EXERCISE       AVERAGE        LIFE
                                                 SHARES          PRICE        FAIR VALUE     (YEARS)
                                                ---------   ----------------  ----------   -----------
Outstanding on December 31, 2000..............  1,271,088    $3.875 - $5.80     $ 3.86        8.65
  Granted.....................................     20,000        $3.57          $ 2.61
  Exercised...................................          0
  Cancelled...................................   (959,475)
                                                ---------
Outstanding on December 31, 2001..............    331,613    $3.57 - $5.80      $ 7.50        6.50
  Granted.....................................     20,000        $4.15          $ 2.13
  Exercised...................................    (68,276)
  Cancelled...................................   (138,004)
                                                ---------
Outstanding on December 31, 2002..............    145,333    $3.57 - $5.80      $13.74        6.02
  Granted.....................................     20,000        $4.01          $ 2.45
  Exercised...................................         --
  Cancelled...................................         --
                                                ---------
Outstanding on December 31, 2003..............    165,333    $3.57 - $5.80      $12.37        5.56
                                                =========

                                               NUMBER OF   WEIGHTED AVERAGE
                                                SHARES      EXERCISE PRICE
                                               ---------   ----------------
Options exercisable at:
  December 31, 2001..........................    311,613        $5.26
  December 31, 2002..........................    125,333        $5.02
  December 31, 2003..........................    145,333        $4.90

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

  Vector

     A summary of Vector options granted to New Valley employees since New Valley became a subsidiary of Vector on June 4, 1999 follows. Such table includes only option grants to the Company's employees who were not also employees of Vector at the time of the grant.

                                                                                               WEIGHTED
                                                                                               AVERAGE
                                                                                              REMAINING
                                                                                 WEIGHTED    CONTRACTUAL
                                                         NUMBER OF   EXERCISE    AVERAGE         LIFE
                                                          SHARES      PRICE     FAIR VALUE     (YEARS)
                                                         ---------   --------   ----------   ------------
Outstanding on December 31, 2000.......................   572,250     $14.70      $11.80         8.85
  Granted..............................................         0
  Adjustment for stock dividend........................    28,613
  Cancelled............................................         0
                                                          -------
Outstanding on December 31, 2001.......................   600,863     $14.00      $11.23         7.85
  Granted..............................................         0
  Adjustment for stock dividend........................    30,043
  Cancelled............................................         0
                                                          -------
Outstanding on December 31, 2002.......................   630,906     $13.33      $10.69         6.85
  Granted..............................................         0
  Adjustment for stock dividend........................    31,545
  Cancelled............................................         0
                                                          -------
Outstanding on December 31, 2003.......................   662,451     $12.70      $ 9.71         5.85
                                                          =======

     The entire amount of the Vector options was exercisable at December 31, 2003 at a weighted average exercise price of $12.70, while none were exercisable at December 31, 2002 and 2001.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the FASB issued the fair value method. SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options.

     The estimated fair value at grant date of options granted in 2003, 2002 and 2001 was $49, $43 and $52, respectively. The estimated fair value was calculated using the Black-Scholes option pricing model, based upon the following assumptions: volatility of 45.93% in 2003, 31.89% in 2002, and 58.12% in 2001, a
risk-free rate of return of 3.41% in 2003, 4.12% in 2002 and 5.34% in 2001, an expected life of 10 years, a dividend rate of 0% and no forfeitures.

14.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The composition of accounts payable and accrued liabilities is as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Accounts payable and accrued liabilities:
  Accrued compensation......................................  $1,522   $2,057
  Unearned revenues.........................................     461      103
  Taxes.....................................................     302       --
  Accrued expenses and other liabilities....................   1,399    3,581
                                                              ------   ------
          Total.............................................  $3,684   $5,741
                                                              ======   ======

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

15.  PREPETITION CLAIMS UNDER CHAPTER 11 AND RESTRUCTURING ACCRUALS

     The Company has $600 and $674 of prepetition claims and restructuring accruals at December 31, 2003 and 2002, respectively. Restructuring accruals at December 31, 2003 and 2002 consisted primarily of $600 of disputed claims, primarily related to former employee benefits.

16.  RELATED PARTY TRANSACTIONS

     At December 31, 2003, Vector, a company under the control of Bennett S. LeBow, Chairman of the Company's Board of Directors, owned approximately 58.1% of the Company's Common Shares. Several of the other officers and directors of the Company are also affiliated with Vector. In 1995, the Company signed an expense sharing agreement with Vector pursuant to which certain lease, legal support and administrative expenses are allocated to the entity incurring the expense. The Company reimbursed Vector net amounts of approximately $480, $320 and $376 for the years ended December 31, 2003, 2002 and 2001, respectively, under this agreement.

     During 2001, the Company paid a fee of $750 to a director of the Company who served as President of Ladenburg Thalmann. The fee was paid for his services in connection with the closing of the acquisition of Ladenburg Thalmann by LTS. One-half of the fee was reimbursed to the Company by Ladenburg Thalmann.

     An executive officer of the Company served as Chief Financial Officer of LTS from June 2001 through October 2002. In 2002, LTS accrued compensation of $100 for this executive officer in connection with his services, which was paid in four quarterly installments commencing April 1, 2003. Various executive officers and directors of the Company serve as members of the Board of Directors of LTS, which is indebted to the Company. See Note 6.

     An executive officer and director of the Company is a shareholder and registered representative in a broker-dealer to which the Company paid $48 in 2003, $87 in 2002 and $12 in 2001 in brokerage commissions and other income. This executive officer, a firm of which he serves as chairman of the board of directors, and the firm's affiliates received ordinary and customary insurance commissions aggregating approximately $165 in 2003, $140 in 2002 and $162 in 2001 on various insurance policies issued for the Company and its subsidiaries and investees.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments has been determined by the Company using available market information and appropriate valuation methodologies described below. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

                                                            DECEMBER 31, 2003    DECEMBER 31, 2002
                                                            ------------------   ------------------
                                                            CARRYING    FAIR     CARRYING    FAIR
                                                             AMOUNT     VALUE     AMOUNT     VALUE
                                                            --------   -------   --------   -------
Financial assets:
  Cash and cash equivalents...............................  $66,593    $66,593   $82,113    $82,113
  Investments available for sale..........................   17,944     17,944    13,391     13,391
  Restricted assets.......................................      771        771     1,811      1,811
  Long-term investments...................................    2,429     11,739     3,150     10,694
Financial liabilities:
  Mortgage note payable...................................   39,910     39,910    40,500     40,500

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

18.  BUSINESS SEGMENT INFORMATION

     The following table presents certain financial information of the Company's continuing operations before taxes and minority interests as of and for the years ended December 31, 2003, 2002 and 2001. The operations of BrookeMil and Western Realty Development are included in real estate operations.

                                                                            CORPORATE
                                                              REAL ESTATE   AND OTHER    TOTAL
                                                              -----------   ---------   --------
2003
Revenues....................................................   $  7,298     $     --    $  7,298
Other results from continuing operations....................        (42)       2,494       2,452
Income (loss) from continuing operations before taxes and
  minority interests........................................      3,725       (9,407)     (5,682)
Identifiable assets.........................................     74,594       87,302     161,896
Depreciation and amortization...............................      1,283           --       1,283
Capital expenditures........................................         --           --          --
2002
Revenues....................................................   $  1,001     $     --    $  1,001
Other results from continuing operations....................      7,816      (16,334)     (8,518)
Income (loss) from continuing operations before taxes and
  minority interests........................................      7,238      (29,301)    (22,063)
Identifiable assets.........................................     62,755      100,793     163,548
Depreciation and amortization...............................        245           --         245
Capital expenditures........................................     54,945           --      54,945
2001
Revenues....................................................   $  9,966     $     --    $  9,966
Other results from continuing operations....................    (23,537)      20,466      (3,071)
(Loss) income from continuing operations before taxes and
  minority interests........................................    (23,046)       7,011     (16,035)
Identifiable assets.........................................     10,581      152,117     162,698
Depreciation and amortization...............................      2,353           --       2,353
Capital expenditures........................................      2,642           --       2,642

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

     On May 7, 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann, and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. New Valley received 18,598,098 shares of common stock, $8,010 in cash and $8,010 principal amount of senior convertible notes due December 31, 2005. The notes issued to New Valley bear interest at 7.5% per annum and are convertible into 3,844,216 shares of LTS common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of LTS common stock from the former Chairman of LTS for $1.00 per share. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of LTS, on a basic and fully diluted basis, respectively.

     To provide the funds for the acquisition of the common stock of Ladenburg Thalmann & Co., LTS borrowed $10,000 from Frost-Nevada, Limited Partnership and issued to Frost-Nevada $10,000 principal

                    NEW VALLEY CORPORATION AND SUBSIDIARIES
amount of 8.5% senior convertible notes due December 31, 2005. The notes issued to the Ladenburg Thalmann & Co. stockholders and to Frost-Nevada are collateralized by a pledge of the Ladenburg Thalmann & Co. stock. In June 2002, New Valley, Berliner and Frost-Nevada agreed with LTS to forbear until May 15, 2003 payment of the interest due to them under the convertible notes on the interest payment dates commencing June 30, 2002 through March 31, 2003. In March 2003, the holders of the convertible notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8% on the New Valley and Berliner notes and 9% on the Frost-Nevada note.

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

     Following the distribution, New Valley continues to hold $8,010 principal amount of LTS's senior convertible promissory notes and a warrant to purchase 100,000 shares of LTS common stock at $1.00 per share and $5,000 of other notes receivable. In 2002, New Valley established a reserve for uncollectibility against these notes and related interest receivable. See Note 6.

     The consolidated financial statements of New Valley reflect the broker-dealer operations of LTS as discontinued operations for the year ended December 31, 2001. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of applicable taxes and minority interests, as "Loss from discontinued operations," and the net cash flows of these entities have been reported as "Net cash provided from discontinued operations." New Valley accounted for the discontinued operations of LTS by prorating LTS's income and expenses through December 20, 2001, the date of the distribution.

     Summarized financial data of the discontinued operations for the period from January 1, 2001 through December 20, 2001 are as follows:

                                                                 2001
                                                               --------
Revenues....................................................   $ 88,473
Loss from operations before income taxes....................    (12,030)
Benefit for income taxes....................................     (1,356)
Minority interests in subsidiary loss.......................     (4,845)
                                                               --------
Net loss....................................................   $ (5,829)
                                                               ========

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

                    NEW VALLEY CORPORATION AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      QUARTERS
                                                       ---------------------------------------
                                                         1ST       2ND       3RD        4TH
                                                       -------   -------   --------   --------
2003:
  Revenues...........................................  $ 1,799   $ 1,777   $  1,797   $  1,925
  Expenses(a)........................................    4,097     3,321      3,433      4,561
  Other results from operations......................     (677)     (371)     1,808      1,692
                                                       -------   -------   --------   --------
     (Loss) income from operations...................   (2,975)   (1,915)       172       (944)
                                                       -------   -------   --------   --------
  Net (loss) income(b)...............................  $(2,975)  $(1,915)  $    172   $   (944)
                                                       =======   =======   ========   ========
(Loss) income per Common Share (Basic):
  Net (loss) income(b)...............................  $ (0.13)  $ (0.09)  $   0.01   $  (0.04)
                                                       =======   =======   ========   ========
  (Loss) income per Common Share (Diluted):
     Net (loss) income(b)............................  $ (0.13)  $ (0.09)  $   0.01   $  (0.04)
                                                       =======   =======   ========   ========
2002:
  Revenues...........................................  $   424   $   237   $     --   $    340
  Expenses(a)........................................    3,388     3,885      2,635      4,487
  Other results from operations......................    1,619     9,909    (12,150)    (7,896)
                                                       -------   -------   --------   --------
     (Loss) income from operations...................   (1,345)    6,261    (14,785)   (12,043)
                                                       -------   -------   --------   --------
  Net (loss) income(b)...............................  $(1,345)  $ 6,261   $(14,785)  $(12,043)
                                                       =======   =======   ========   ========
(Loss) income per Common Share (Basic):
  Net (loss) income(b)...............................  $ (0.06)  $  0.27   $  (0.65)  $  (0.54)
                                                       =======   =======   ========   ========
(Loss) income per Common Share (Diluted):
  Net (loss) income(b)...............................  $ (0.06)  $  0.27   $  (0.65)  $  (0.54)
                                                       =======   =======   ========   ========

---------------

(a) Includes minority interests in results from operations of consolidated subsidiaries.

(b) The sum of quarterly income (loss) per share may not equal income (loss) per share for the year, because the per share data for each quarter and for the year is independently computed.

                                  SCHEDULE III
                             NEW VALLEY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                   GROSS AMOUNT CARRIED
                                                                                    AT CLOSE OF PERIOD
                                                                   COST       -------------------------------
                                              INITIAL COST      CAPITALIZED             BUILDINGS
        DESCRIPTION                         -----------------     NET OF                   AND                  ACCUMULATED
       AND LOCATION          ENCUMBRANCES    LAND    BUILDING    DELETIONS     LAND    IMPROVEMENTS    TOTAL    DEPRECIATION
       ------------          ------------   ------   --------   -----------   ------   ------------   -------   ------------
Office Buildings:
  100 College Road West....    $27,261      $5,219   $31,842       $ --       $5,219     $31,842      $37,061      $  851
  150 College Road West....     12,649       2,417    14,780         --        2,417      14,780       17,197         395
                               -------      ------   -------       ----       ------     -------      -------      ------
          Total............    $39,910      $7,636   $46,622       $ --       $7,636     $46,622      $54,258      $1,246
                               =======      ======   =======       ====       ======     =======      =======      ======


        DESCRIPTION             DATE         DATE     DEPRECIABLE
       AND LOCATION          CONSTRUCTED   ACQUIRED      LIFE
       ------------          -----------   --------   -----------
Office Buildings:
  100 College Road West....     2000       Dec 2002       39
  150 College Road West....     2001       Dec 2002       39
          Total............

                                                                    SCHEDULE III

                             NEW VALLEY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

RECONCILIATION OF CARRYING COSTS AND ACCUMULATED DEPRECATION

                                                            BUILDINGS AND              ACCUMULATED
                                                   LAND     IMPROVEMENTS     TOTAL     DEPRECIATION
                                                  -------   -------------   --------   ------------
Balance at January 1, 2001......................  $57,128      $84,187      $141,315      $8,961
                                                  -------      -------      --------      ------
Additions during period:
  Other acquisitions............................       --           --            --          --
  Improvements, etc. ...........................    3,562           --         3,562          --
  Reclassifications.............................       --           --            --          --
  Depreciation expense..........................       --           --            --       2,123
                                                  -------      -------      --------      ------
          Total Additions.......................    3,562           --         3,562       2,123
                                                  -------      -------      --------      ------
Deductions during period:
  Cost of real estate sold......................   20,753       72,989        93,742       8,936
                                                  -------      -------      --------      ------
Balance at December 31, 2001....................  $39,937      $11,198      $ 51,135      $2,148
                                                  -------      -------      --------      ------
Additions during period:
  Other acquisitions............................    7,636       46,622        54,258          --
  Improvements, etc. ...........................      687           --           687          --
  Reclassifications.............................       --           --            --          --
  Depreciation expense..........................       --           --            --       2,123
                                                  -------      -------      --------      ------
          Total Additions.......................    8,323       46,622        54,945       2,123
                                                  -------      -------      --------      ------
Deductions during period:
  Cost of real estate sold......................   40,624       11,198        51,822       4,221
                                                  -------      -------      --------      ------
Balance at December 31, 2002....................  $ 7,636      $46,622      $ 54,258      $   50
                                                  -------      -------      --------      ------
Additions during period
  Other acquisitions............................       --           --            --          --
  Improvements, etc. ...........................       --           --            --          --
  Reclassifications.............................       --           --            --          --
  Depreciation expense..........................       --           --            --       1,196
                                                  -------      -------      --------      ------
          Total Additions.......................       --           --            --       1,196
                                                  -------      -------      --------      ------
Deductions during period:
  Cost of real estate sold......................       --           --            --          --
                                                  -------      -------      --------      ------
Balance at December 31, 2003....................  $ 7,636      $46,622      $ 54,258      $1,246
                                                  -------      -------      --------      ------

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

Date: March 15, 2004

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

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