Form 10-Q
period 2004-03-31
NEW VALLEY CORP
filed 2004-05-10
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     AS OF MAY 7, 2004, THERE WERE OUTSTANDING 22,117,852 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.

================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                                               Page
                                                                                              ------


     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of March 31,
                        2004 and December 31, 2003....................................         3

                    Condensed Consolidated Statements of Operations for
                        the three months ended March 31, 2004 and 2003................         4

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the three months
                        ended March 31, 2004..........................................         5

                    Condensed Consolidated Statements of Cash Flows for
                        the three months ended March 31, 2004 and 2003................         6

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................         7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................        16

     Item 3.        Quantitative and Qualitative Disclosures About
                        Market Risk...................................................        24

     Item 4.        Controls and Procedures...........................................        24


PART  II. OTHER INFORMATION



     Item 1.        Legal Proceedings.................................................        25

     Item 2.        Changes in Securities, Use of Proceeds and
                        Issuer Purchases of Equity Securities.........................        25

     Item 6.        Exhibits and Reports on Form 8-K..................................        25


SIGNATURE...........................................................................          26


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                                     March 31,        December 31,
                                                                                  --------------     ---------------
                                                                                       2004               2003
                                                                                  --------------     ---------------

                                     ASSETS

Current assets:
     Cash and cash equivalents.............................................        $      62,183      $       66,593
     Investment securities available for sale..............................               22,052              17,944
     Restricted assets.....................................................                1,025                 771
     Other current assets..................................................                1,853               1,870
                                                                                  --------------     ---------------
         Total current assets..............................................               87,113              87,178
                                                                                  --------------     ---------------

Investments in real estate, net............................................               52,714              53,012
Investments in non-consolidated real estate businesses.....................               20,705              18,718
Restricted assets..........................................................                  174                 174
Long-term investments, net.................................................                2,509               2,429
Other assets...............................................................                  358                 385
                                                                                  --------------     ---------------
         Total assets......................................................        $     163,573      $      161,896
                                                                                  ==============     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of mortgage note payable..............................        $         644      $          644
     Accounts payable and accrued liabilities..............................                2,495               3,684
     Prepetition claims and restructuring accruals.........................                  600                 600
     Income taxes..........................................................               11,197              11,264
                                                                                  --------------     ---------------
         Total current liabilities.........................................               14,936              16,192
                                                                                  --------------     ---------------

Mortgage note payable......................................................               39,106              39,266
Other long-term liabilities................................................                2,597               2,690

Commitments and contingencies..............................................                   --                  --

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 shares
       authorized; 22,117,852 shares outstanding...........................                  221                 221
     Additional paid-in capital............................................              862,584             862,584
     Accumulated deficit...................................................             (766,390)           (765,468)
     Accumulated other comprehensive income................................               10,519               6,411
                                                                                  --------------     ---------------
         Total stockholders' equity........................................              106,934             103,748
                                                                                  --------------     ---------------

         Total liabilities and stockholders' equity.......................         $     163,573      $      161,896
                                                                                  ==============     ===============






      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                     Three Months Ended March 31,
                                                                                  ----------------------------------
                                                                                       2004               2003
                                                                                  --------------     ---------------

Revenues:
     Real estate leasing........................................                   $       1,781      $        1,799
                                                                                  --------------     ---------------
         Total..................................................                           1,781               1,799
                                                                                  --------------     ---------------

Cost and expenses:
     General and administrative.................................                           2,414               3,225
     Rental real estate activities..............................                             860                 873
                                                                                  --------------     ---------------
         Total..................................................                           3,274               4,098
                                                                                  --------------     ---------------

Other results from operations:
     Equity income (loss) from non-consolidated
       real estate businesses...................................                              646               (717)
     Gain on sale of investments, net...........................                               --                163
     Interest and dividend income...............................                              249                281
     Interest expense...........................................                             (319)              (397)
     Other loss.................................................                              (5)                 (7)
                                                                                  --------------     ---------------
         Total..................................................                             571                (677)
                                                                                  --------------     ---------------

Loss from operations before minority interests..................                            (922)             (2,976)

Minority interests in loss from operations
         of consolidated subsidiaries...........................                              --                  (1)
                                                                                  --------------     ---------------

Net loss .......................................................                   $        (922)     $       (2,975)
                                                                                  ==============     ===============

Loss per Common Share (basic and diluted):
     Net loss per Common Share..................................                   $       (0.04)     $        (0.13)
                                                                                  ==============     ===============

Number of shares used in computation............................                      22,117,852          22,232,135
                                                                                  ==============     ===============










      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)





                                             COMMON SHARES         ADDITIONAL                    ACCUMULATED
                                         ----------------------     PAID-IN      ACCUMULATED       OTHER
                                            SHARES      AMOUNT      CAPITAL        DEFICIT         INCOME          TOTAL
                                         ----------     -------    ----------    -----------     -----------      --------


Balance, December 31, 2003............   22,117,852     $   221    $  862,584     $ (765,468)     $    6,411      $103,748
     Net loss.........................           --          --            --           (922)             --          (922)
     Other comprehensive income:
       Net change in unrealized gain
         on investment securities.....           --          --            --             --           4,108         4,108
                                         ----------     -------    ----------    -----------     -----------      --------
Balance, March 31, 2004...............   22,117,852     $   221     $ 862,584    $  (766,390)     $   10,519      $106,934
                                         ==========     =======    ==========    ===========     ===========      ========































      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      --------------------------
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      --------------------------
                                                                                        2004              2003
                                                                                      ---------         --------
Cash flows from operating activities:
   Net loss................................................................              $ (922)       $  (2,975)
   Adjustments to reconcile net loss to net cash used for operating activities:
       Depreciation and amortization.......................................                 321              321
       Equity (income) loss from non-consolidated real estate businesses...                (646)             717
       Gain on sale of investments.........................................                  --             (163)
       Distributions from non-consolidated real estate businesses..........                 159               --
       Minority interests in loss from operations
         of consolidated subsidiaries......................................                  --               (1)
       (Increase) decrease in other current assets, restricted assets and
         other assets......................................................                (233)             564

       Decrease in accounts payable and accrued liabilities................              (1,349)          (2,711)
                                                                                      ---------         --------

Net cash used for operating activities.....................................              (2,670)          (4,248)
                                                                                      ---------        ---------

Cash flows from investing activities:
     Sale or maturity of investment securities.............................                  --            1,179
     Purchase of investment securities.....................................                  --             (165)
     Investment in long-term investments...................................                (229)              --
     Sale or liquidation of long-term investments..........................                 149              650
     Investment in non-consolidated real estate businesses.................              (1,500)          (9,500)
     Payment of prepetition claims and restructuring accruals..............                  --              (17)
     Increase in restricted assets.........................................                  --               (4)
                                                                                      ---------         --------

Net cash used for investing activities.....................................              (1,580)          (7,857)
                                                                                      ---------         --------

Cash flows from financing activities:
     Repurchase of common shares...........................................                  --           (1,346)
     Payment of notes payable..............................................                (160)            (107)
                                                                                      ---------         --------

     Net cash used for financing activities................................                (160)          (1,453)
                                                                                      ---------         --------

     Net decrease in cash and cash equivalents.............................              (4,410)         (13,558)
     Cash and cash equivalents, beginning of period........................              66,593           82,113
                                                                                       --------         --------

     Cash and cash equivalents, end of period..............................            $ 62,183         $ 68,555
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



1.   PRINCIPLES OF REPORTING

     The condensed consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The condensed consolidated financial statements as of March 31, 2004 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the consolidated financial statements in New Valley's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

     NATURE OF OPERATIONS

     The Company is engaged in the real estate business and is seeking to acquire additional operating companies. The Company owns, through its New Valley Realty Division, two commercial office buildings in Princeton, N.J. and a 50% interest in Koa Investors LLC ("Koa Investors") which owns the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Douglas Elliman Realty, LLC ("Douglas Elliman Realty"), which operates a residential real estate brokerage company in the New York metropolitan area. At March 31, 2004, Vector Group Ltd. ("Vector"), New Valley's principal stockholder, owned 58.1% of New Valley's Common Shares.

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

     NET LOSS PER COMMON SHARE

     Basic net loss per common share is based on the weighted average number of Common Shares outstanding. Diluted net loss per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional Common Shares resulting from the exercise of stock options and warrants if such exercise was dilutive. Options and warrants to purchase Common Shares of 18,032,771 and 18,012,771 were not included in the computation of diluted loss per share for the three months ended March 31, 2004 and 2003, respectively, as the effect would have been anti-dilutive.

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


     NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued. SFAS No. 146 requires that liabilities for costs associated with an exit activity or disposal of long-lived assets be recognized when the liabilities are incurred and can be measured at fair value. SFAS No. 146 is effective for the Company for any exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's consolidated financial statements.

     In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003)" was issued. The interpretation revises FIN No. 46, "Consolidation of Variable Interest Entities" to exempt certain entities from the requirements of FIN No. 46. The interpretation requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity s expected residual returns, or both. FIN No. 46(R) also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The interpretation applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN No. 46(R) applies in the first interim period ending after March 15, 2004. The adoption of this interpretation did not impact the Company's consolidated financial statements.

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

2.   INVESTMENTS IN REAL ESTATE AND MORTGAGE NOTE PAYABLE

     Office Buildings

     The components of the Company's investment in real estate and the related non-recourse mortgage note payable collateralized by such real estate at March 31, 2004 are as follows:


      Land.................................................................................              $  7,636
      Buildings............................................................................                46,622
                                                                                                        ---------
             Total.........................................................................                54,258
      Less accumulated depreciation........................................................                (1,544)
                                                                                                        ---------
             Net investment in real estate.................................................              $ 52,714
                                                                                                        =========

      Mortgage note payable................................................................              $ 39,750
      Current portion of mortgage note payable.............................................                   644
                                                                                                        ---------
      Mortgage note payable - long-term portion............................................              $ 39,106
                                                                                                        =========

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

     In March 2003, Douglas Elliman Realty purchased the New York City - based residential brokerage firm, Douglas Elliman, LLC ("Douglas Elliman"), formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013. Interest income, which totaled $312 for the three months ended March 31, 2004, earned by New Valley on the subordinated debt is recognized in the Company's consolidated statements of operations as part of equity income (loss) from non-consolidated real estate businesses.

     New Valley accounts for its interest in Douglas Elliman Realty on the equity method and recorded income of $709 and a loss of $577 for the three months ended March 31, 2004 and 2003, respectively, associated with Douglas Elliman Realty. New Valley's equity income from Douglas Elliman Realty for the three months ended March 31, 2004 includes $312 of interest income earned by New Valley on the subordinated debt and a loss of $58, which represents 44% of the mortgage company's loss from operations. New Valley's equity income from Douglas Elliman Realty for the three months ended March 31, 2003 includes $30, which represents 46% of the mortgage company's income from operations.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     Summarized financial information as of March 31, 2004, December 31, 2003 and for the three months ended March 31, 2004 and 2003, respectively, for Douglas Elliman Realty is presented below. The summarized financial information for the three months ended March 31, 2003 includes Realty's results from operations from January 1, 2003 to March 31, 2003 and the results from operations of Douglas Elliman and its affiliated property management company from March 14, 2003 (date of acquisition) to March 31, 2003.



                                                                   MARCH 31, 2004         DECEMBER 31, 2003
                                                                   --------------         -----------------


     Cash.................................................              $ 8,778                  $ 9,062
     Other current assets.................................                6,733                    6,385
     Property, plant and equipment, net...................               11,485                   11,311
     Trademarks...........................................               21,663                   21,663
     Goodwill.............................................               34,337                   34,319
     Other intangible assets, net.........................                3,279                    4,021
     Other noncurrent assets..............................                  970                      632
     Notes payable - current..............................                4,041                    4,033
     Other current liabilities............................               10,292                   10,176
     Notes payable - long term............................               72,291                   73,473
     Members' equity (deficiency).........................                  621                     (289)



                                                                    THREE MONTHS            THREE MONTHS
                                                                        ENDED                  ENDED
                                                                   MARCH 31, 2004          MARCH 31, 2003
                                                                   --------------          --------------

     Revenues...........................................          $      53,520            $      18,645
     Costs and expenses.................................                 49,772                   19,245
     Depreciation expense...............................                  1,096                      292
     Amortization expense...............................                    299                       --
     Interest expense, net..............................                  1,443                      322
                                                                   --------------           --------------
     Net income (loss)..................................          $         910            $      (1,214)
                                                                   ==============           ==============

     Hawaiian Hotel

      In 2001, together with developer Brickman Associates and other investors, New Valley acquired control of the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is scheduled to reopen in late 2004 as a Sheraton resort. In April 2004, a subsidiary of Koa Investors LLC, the owner of the hotel, closed on a $57,000 construction loan to finance the planned renovation. The Company, which holds a 50% interest in Koa Investors, had invested $8,900 in the project and had committed to make additional investments of up to $3,600 at March 31, 2004. New Valley funded $1,000 of this amount in April 2004.

      The Company accounts for its interest in Koa Investors under the equity method and recorded losses of $63 and $140 in 2004 and 2003, respectively, associated with the property. Koa Investors' losses primarily represent management fees. Koa Investors capitalizes all costs related to the acquisition and development of the property during the construction phase.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



4.   INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized gains on sales of investment securities available for sale of $75 for the three months ended March 31, 2003.

     The components of investment securities available for sale at March 31, 2004 are as follows:

                                                                       GROSS          GROSS
                                                                     UNREALIZED    UNREALIZED        FAIR
                                                         COST           GAIN          LOSS           VALUE
                                                        -------      ----------    ----------       -------
        Marketable equity securities..............      $11,533       $10,519      $    --          $22,052



 5.  LONG-TERM INVESTMENTS

     At March 31, 2004, long-term investments consisted primarily of investments in limited partnerships of $2,509 which are accounted for at historical cost. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $9,882 based on the indicated market values of the underlying investment portfolio provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships of up to an aggregate of $899 at March 31, 2004. In addition, the investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The Company recognized a gain of $88 for the three months ended March 31, 2003 related to the liquidation of one of its limited partnership investments.

6.   OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities, excluding New Valley's mortgage note payable, at March 31, 2004 are as follows:

                                                                    LONG-TERM        CURRENT
                                                                     PORTION         PORTION
                                                                    ---------        -------
          Retiree and disability obligations..............          $  2,436          $  500
          Other long-term liabilities.....................               161              --
                                                                    --------         -------
              Total other long-term liabilities...........          $  2,597          $  500
                                                                    ========         =======

 7.  CONTINGENCIES

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

      The Company has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995. If the state taxing authority were to prevail, New Valley would owe approximately $7,440, including interest, at March 31, 2004. An initial administrative hearing was held in December 2003, and the hearing officer has not yet ruled. If New Valley is unsuccessful in the initial administrative hearing, it may request an additional administrative hearing prior to challenging the notice of proposed assessment in court. No assurances can be given that the Company will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements at March 31, 2004.

      Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      As of March 31, 2004, New Valley had $600 of prepetition bankruptcy-related claims and restructuring accruals. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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

8.   LADENBURG THALMANN FINANCIAL SERVICES

      On December 20, 2001, the Company distributed its 53.6% interest (22,543,158 shares) in Ladenburg Thalmann Financial Services Inc. common stock to holders of the Company's Common Shares through a special dividend. The Company had acquired the shares in May 2001, along with cash and an $8,010 convertible promissory note of Ladenburg Thalmann Financial Services, in connection with Ladenburg Thalmann Financial Services' acquisition of the Company's 80.1%-owned subsidiary, Ladenburg Thalmann & Co.

      The $8,010 convertible promissory note due December 31, 2005 issued to the Company in connection with the acquisition bears interest at 7.5% per annum, is convertible into 3,844,216 shares of Ladenburg Thalmann Financial Services common stock and is secured by a pledge of the Ladenburg Thalmann & Co. stock. In June 2002, the Company, together with other holders of Ladenburg Thalmann Financial Services' convertible notes, agreed with Ladenburg Thalmann Financial Services to forbear until May 15, 2003 payment of the interest due to them under the convertible notes on the interest payment dates commencing June 30, 2002 through March 31, 2003. In March 2003, the holders of the convertible notes agreed to extend the interest forbearance period to January 15, 2005 with respect to interest payments due through December 31, 2004. Interest on the deferred amounts accrues at 8.0% per annum on the notes held by the Company.

      In March 2004, the Company entered into a debt conversion agreement with Ladenburg Thalmann Financial Services and the other remaining holder of the convertible notes. The Company and the other holder agreed to convert their notes, with an aggregate principal amount of $18,010,000, together with the accrued interest, into common stock of Ladenburg Thalmann Financial Services. Pursuant to the conversion agreement, the conversion price of the note held by the Company will be reduced from the current conversion price of approximately $2.08 to $1.10 per share.

      The note conversion transaction is subject to approval by the Ladenburg Thalmann Financial Services shareholders. The Company, several shareholders of Ladenburg Thalmann Financial Services affiliated with the Company and the other holder of the convertible notes have committed to vote their shares of common stock of Ladenburg Thalmann Financial Services at its shareholder meeting in accordance with the vote of a majority of votes cast at the meeting excluding the shares held by such parties. At the closing, the Company's note, representing approximately $9,470 of principal and accrued interest, will be converted into approximately 8,610,000 shares of common stock of Ladenburg Thalmann Financial Services. The Company currently intends to distribute to its stockholders shares of common stock of Ladenburg Thalmann Financial Services issued to the Company pursuant to the conversion agreement.

      After the conversion of the $8,010 convertible note, New Valley will continue to hold $5,000 principal amount of notes receivable and related interest receivable of $491 at March 31, 2004 from LTS, which are due December 31, 2006 and bear interest at 1% above the prime rate. These notes are subordinate to approximately $2,000 of LTS debt to an affiliate of its clearing broker and were written off in the third quarter of 2002, based on the then current trends in the broker-dealer industry and LTS's operating results and liquidity needs. Accordingly, the carrying value of the notes and interest receivable was $0 as of March 31, 2004.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



9.   BUSINESS SEGMENT INFORMATION

     The following table presents certain financial information of the Company's operations before taxes and minority interests as of and for the three months ended March 31, 2004 and 2003.

                                                                             CORPORATE
                                                        REAL ESTATE          AND OTHER            TOTAL
                                                        ----------           ---------          ---------
        Three months ended March 31, 2004
        Revenues................................         $   1,781            $     --           $  1,781
        Other income............................               327                 244                571
        Income (loss) from operations
           before taxes and minority interests..             1,248              (2,170)              (922)
        Identifiable assets.....................            76,382              87,191            163,573
        Depreciation and amortization...........               321                  --                321
        Capital expenditures....................                --                  --                 --



        Three months ended March 31, 2003
        Revenues................................        $  1,799           $       --           $  1,799
        Other (loss) income.....................          (1,114)                 437               (677)
        Income (loss) from operations
           before taxes and minority interests..            (188)              (2,788)            (2,976)
        Identifiable assets.....................          72,847               83,660            156,507
        Depreciation and amortization...........             321                   --                321
        Capital expenditures....................              --                   --                 --

10.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) of the Company includes net income (loss) and changes in the value of investment securities available for sale that have not been included in net income (loss). Comprehensive income (loss) applicable to Common Shares for the three months ended March 31, 2004 and 2003 is as follows:

                                                                       THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                         MARCH 31, 2004          MARCH 31, 2003
                                                                         --------------          --------------

       Net loss..................................................         $        (922)          $      (2,975)

       Change in unrealized gain on investment securities........                 4,108                     115
                                                                         --------------          --------------

      TTotal comprehensive income (loss).........................         $       3,186           $      (2,860)
                                                                         ==============          ==============

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



11.  STOCK OPTION PLANS

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income to the extent options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months ended March 31, 2004 and 2003.

                                                                        THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                          MARCH 31, 2004           MARCH 31, 2003
                                                                          --------------           --------------

Net loss applicable to Common Shares, as reported...................       $        (922)           $      (2,975)
Deduct: Amortization of fair value of New Valley option grants......                 (13)                     (10)
Deduct: Amortization of fair value of Vector option grants, net.....                  --                     (170)
                                                                          --------------           --------------
Net loss applicable to Common Shares, as adjusted...................       $        (935)           $      (3,155)
                                                                          ==============           ==============
Adjusted net loss per share - basic and diluted.....................       $       (0.04)           $       (0.14)
                                                                          ==============           ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
          ------------------------------------------------


INTRODUCTION

         New Valley is engaged in the real estate business and is seeking to acquire additional operating companies. New Valley owns, through its New Valley Realty Division, two commercial office buildings in Princeton, N.J. and a 50% interest in Koa Investors LLC, which owns the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Douglas Elliman Realty, LLC, which operates a residential real estate brokerage company in the New York metropolitan area.

RECENT DEVELOPMENTS

         Purchase of Office Buildings. On December 13, 2002, New Valley completed the acquisition of the office buildings in Princeton, N.J. for an aggregate purchase price of $54,000. The two buildings were constructed in July 2000 and June 2001 and have a total of approximately 225,000 square feet of rentable space. New Valley funded $40,500 of the purchase price with a non-recourse mortgage loan due in December 2006.

         Douglas Elliman Realty, LLC. During 2000 and 2001, New Valley acquired for $1,744 a 37.2% ownership interest in Prudential Douglas Elliman Real Estate, formerly known as Prudential Long Island Realty, the largest independently owned and operated residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company, Preferred Empire Mortgage Company. In December 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. As part of the transaction, Prudential Douglas Elliman Real Estate renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc. for an additional ten-year term. The owners of Douglas Elliman Realty also agreed, upon receipt of required regulatory approvals, to contribute to Douglas Elliman Realty their interests in the related mortgage company.

         In March 2003, Douglas Elliman Realty purchased the leading New York City - based residential brokerage firm, Douglas Elliman, LLC, formerly Insignia Douglas Elliman, and an affiliated property management company, for $71,250. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman has created the largest residential brokerage company in the New York metropolitan area. Upon closing of the acquisition, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

         New Valley accounts for its interest in Douglas Elliman Realty on the equity method. New Valley's equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt and its proportionate interest in the mortgage company's results from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
           ------------------------------------------------


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

         Investment securities available for sale. At March 31, 2004, New Valley had investment securities available for sale of $22,052. New Valley classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses are included in other results from continuing operations. The cost of securities sold is determined based on average cost. Gains are recognized when realized in New Valley's consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. New Valley's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of New Valley's marketable securities, it is New Valley's policy to record an impairment charge with respect to such investment in the Company's consolidated statements of operations. During the first quarter of 2004, New Valley experienced net increases to unrealized gains on investment securities of $4,108, which have been included in accumulated other comprehensive income in the Company's consolidated statement of changes in stockholders' equity.

         Investments in Non-Consolidated Real Estate Businesses. New Valley accounts for its 50% interest in Douglas Elliman Realty and in KOA Investors on the equity method because it has a significant, but less than controlling, interest in these entities. New Valley records its investments in these entities in its consolidated balance sheets as "Investments in non-consolidated real estate businesses" and its share of the entities' income or loss as "Equity income (loss) from non-consolidated real estate businesses". Judgment is required in determining controlling interest. Factors considered by New Valley in determining whether it has significant influence or has control include risk and reward sharing, experience and financial condition of the other investors, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. However, New Valley's consolidated net income or loss for the period and its stockholders' equity at the end of the period are the same whether its investments in these entities are accounted for under the equity method or these entities are consolidated. Because New Valley does not control the decision-making process or business management practices of these entities, it relies on management of these entities and their independent accountants to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that New Valley uses in the application of the equity method. New Valley is not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on New Valley's consolidated financial statements.

         Long-Term Investments. At March 31, 2004, New Valley had long-term investments of $2,509, which principally represented investments in various limited partnerships. The principal business of the limited partnerships is investing in real estate and investment securities. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its consolidated statements of operations.

         Income Taxes. The year 2000 was the only year out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated federal tax net operating loss, or NOL, carry forwards of approximately $163,000 as of March 31, 2004 and capital loss carry forwards of $5,000, which expire at various dates from 2006 through 2023. New Valley also has approximately $13,500 of alternative minimum tax credit carry forwards as of March 31, 2004, which may be carried forward indefinitely under current U.S. tax law. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax asset associated with these loss carry forwards if it is "more likely than not" that New Valley will not be able to utilize it to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
           ------------------------------------------------

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


RESULTS OF OPERATIONS

         For the first quarter of 2004 and 2003, New Valley's results of operations include the accounts of its two office buildings, its primary real estate operating unit. Equity income (loss) from New Valley's 50% interests in Douglas Elliman Realty and Koa Investors is included in other income (loss) from real estate activities.

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      2004              2003
                                                                   ----------         ---------
Real estate:
     Revenues...............................................        $   1,781          $  1,799
     Expenses...............................................              860               873
     Other income (loss)....................................              327            (1,114)
                                                                   ----------         ---------
     Operating income (loss) before taxes
         and minority interests.............................        $   1,248          $   (188)
                                                                   ==========         =========

Corporate and other:
     Revenues...............................................        $      --         $      --
     Expenses...............................................            2,414             3,225
     Other loss.............................................              244               437
                                                                   ----------        ----------
     Operating income (loss) before taxes
         and minority interests.............................        $  (2,170)        $  (2,788)
                                                                   ==========        ==========

         Real Estate

         Revenues from real estate operations were $1,781 for the three months ended March 31, 2004 versus $1,799 for the same period in 2003. Expenses from real estate operations for the three months ended March 31, 2004 were $860 compared to $873 for the same period in 2003.

       Other income from real estate activities in 2004 consisted of equity income from non-consolidated real estate businesses of $646 and interest expense of $319. The equity income resulted from income of $709 from Douglas Elliman Realty offset by a loss of $63 related to New Valley's investment in Koa Investors. Koa Investors capitalizes all costs related to the acquisition and development of the Hawaii property.

       Other loss from real estate activities in 2003 consisted of equity losses from non-consolidated real estate businesses of $717 and interest expense of $397. The equity losses resulted from a loss of $140 related to New Valley's investment in Koa Investors and a loss of $577 from Douglas Elliman Realty. Koa Investors' loss primarily represents management fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
           ------------------------------------------------


       Corporate and others

       Corporate and other expenses of $2,414 for the first quarter of 2004 consisted primarily of employee compensation and benefits of $1,568 and legal expense of $143 . Corporate and other expenses of $3,225 for the first quarter of 2003 consisted primarily of employee compensation and benefits of $1,603 and legal expense of $771. The decrease in corporate expenses in 2004 was primarily due to expenses, primarily legal, incurred in 2003 related to a proposed acquisition by New Valley which was not consummated.

       For the first quarter of 2004, New Valley's income of $244 from corporate and other activities consisted primarily of interest and dividends income of $249. For the first quarter of 2003, New Valley's revenues of $444 related to corporate and other activities consisted of net gains on investments of $163 and interest and dividends income of $281.

       There was no income tax provision for the first quarter of 2004 or 2003. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

       During the first quarter 2004, New Valley's cash and cash equivalents decreased from $66,593 to $62,183 due primarily to cash used in operations of $2,670 and $1,500 of investments in non-consolidated real estate businesses.

       Cash used for operating activities for the three months ended March 31, 2004 was $2,670 compared to $4,248 in the prior year. The difference is primarily due to a decline in New Valley's net loss from $2,975 in the 2003 period to $922 in the 2004 period and a decrease in payments of accounts payable and accrued liabilities in the 2004 period as compared to the 2003 period.

       Cash used for investing activities for the three months ended March 31, 2004 was $1,580 compared to $7,857 for the three months ended March 31, 2003. The decrease is primarily attributable to the $9,500 investment in non-consolidated real estate businesses in the 2003 period versus $1,500 in 2004 offset by the differences in net sales of marketable securities and long-term investments of $1,664 in 2003 versus net purchases of long-term investments of $80 in the 2004 period.

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

       In March 2003, Douglas Elliman Realty purchased the leading New York City-based residential brokerage firm, Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
           ------------------------------------------------


additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

       New Valley holds a 50% interest in Koa Investors which owns the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is currently scheduled to reopen in late 2004 as a Sheraton resort. In April 2004, a subsidiary of Koa Investors closed on a $57,000 construction loan to finance the planned renovation. New Valley had committed to make additional investments of up to $3,600 at March 31, 2004 in the project. New Valley funded $1,000 of this amount in April 2004. New Valley has also committed to make additional investments in another limited partnership of up to $899 at March 31, 2004.

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

       In March 2004, New Valley agreed, subject to Ladenburg Thalmann Financial Services' shareholder approval, to convert its convertible note into common stock. See Note 8 to the Condensed Consolidated Financial Statements.

       New Valley has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995. If the state taxing authority were to prevail, New Valley would owe approximately $7,400 , including interest, at March 31, 2004. An initial administrative hearing was held in December 2003, and the hearing officer has not yet ruled. If New Valley is unsuccessful in the initial administrative hearing, it may request an additional administrative hearing prior to challenging the notice of proposed assessment in court. No assurances can be given that New Valley will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements at March 31, 2004.

       As of March 31, 2004, New Valley had $600 of prepetition bankruptcy-related claims and restructuring accruals, primarily related to disputed claims with respect to former employee benefit matters. These remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

       Cash flows used for financing activities were $160 for the three months ended March 31, 2004 as compared to $1,453 for the three months ended March 31, 2003. The difference was primarily due to the repurchase of 318,572 of New Valley's Common Shares for $1,346 in 2003.

       On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of May 7, 2004, New Valley had repurchased 1,185,615 shares for approximately $4,695.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
           ------------------------------------------------



       New Valley expects that its available capital resources will be sufficient to fund its currently anticipated cash requirements for 2004, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued. SFAS No. 146 requires that liabilities for costs associated with an exit activity or disposal of long-lived assets be recognized when the liabilities are incurred and can be measured at fair value. SFAS No. 146 is effective for the Company for any exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact on New Valley's consolidated financial statements.

       In December 2003, Financial Accounting Standards Board Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003)" was issued. The interpretation revises FIN No. 46, "Consolidation of Variable Interest Entities" to exempt certain entities from the requirements of FIN No. 46. The interpretation requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the variable interest entity s expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46(R) also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The interpretation applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN No. 46(R) applies in the first interim period ending after March 15, 2004. The adoption of this interpretation did not impact the Company's consolidated financial statements.

       In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact on New Valley's consolidated financial statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

       New Valley has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which New Valley customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by New Valley under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by New Valley and dispute resolution procedures specified in the particular contract. Further, New Valley's obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, New Valley may have recourse against third parties for certain payments made by it. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of New Valley's obligations and the unique facts of each particular agreement. Historically, payments made by New Valley under these agreements have not been material. As of March 31, 2004, New Valley was not aware of any indemnification agreements that would or are reasonably likely to have a current or future material adverse effect on its financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
           ------------------------------------------------


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


       Restricted assets of $1,199 and $945 at March 31, 2004 and December 31, 2003, respectively, consisted primarily of amounts held in escrow related to New Valley's real estate operations. New Valley is not aware of any material variable interest entities.

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

       Equity Price Risk

       New Valley held investment securities available for sale totaling $22,052 at March 31, 2004. Adverse market conditions could have a significant effect on the value of New Valley's investments.

       New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

       Interest Rate Risk

       As of March 31, 2004, New Valley's outstanding debt has variable interest rates, which increases the risk of fluctuating interest rates. New Valley's exposure to market risk includes interest rate fluctuations in connection with its variable rate borrowings, which could adversely affect its cash flows. As of March 31, 2004, New Valley had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), New Valley's annual interest expense could increase or decrease by approximately $400.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
           ------------------------------------------------




SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       New Valley and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent New Valley's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, New Valley has identified under "Risk Factors" in Item 1 of New Valley's Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of New Valley.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       See Note 7 to the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended March 31, 2004. No securities of the Company were repurchased by the Company or its affiliated purchasers during the quarter ended March 31, 2004.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


             10.1 Debt Conversion Agreement, dated as of March 29, 2004, among the Ladenburg Thalmann Financial Services Inc., New Valley and Frost-Nevada Investments Trust (incorporated by reference to Exhibit 10.55 in Ladenburg Thalmann Financial Services Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003).

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




                                             NEW VALLEY CORPORATION
                                             (Registrant)



Date:   May 10, 2004                         By:   /s/J. Bryant Kirkland III
                                                   -----------------------------
                                                   J. Bryant Kirkland III
                                                   Vice President, Treasurer
                                                   and Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Chief Accounting Officer)