Form 10-Q
period 2004-06-30
NEW VALLEY CORP
filed 2004-08-09
CIK 106374

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [X] NO [ ]

     AS OF AUGUST 6, 2004, THERE WERE OUTSTANDING 22,125,936 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.



================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


                                TABLE OF CONTENTS




                                                                                         Page
                                                                                         ----


PART I. FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets as of June 30,
                  2004 and December 31, 2003....................................           2

              Condensed Consolidated Statements of Operations for the
                  three months and six months ended June 30, 2004 and                      3
                  2003..........................................................

              Condensed Consolidated Statement of Changes in
                  Stockholders' Equity for the six months ended
                  June 30, 2004.................................................           4

              Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2004 and 2003...............           5

              Notes to the Condensed Consolidated Financial
                  Statements  ..................................................           6

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................          16

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk........          25

     Item 4.  Controls and Procedures...........................................          25


PART  II. OTHER INFORMATION

     Item 1.  Legal Proceedings.................................................          26

     Item 2.  Changes in Securities, Use of Proceeds and
                  Issuer Purchases of Equity Securities.........................          26

     Item 4.  Submission of Matters to a Vote of Security Holders...............          26

     Item 6.  Exhibits and Reports on Form 8-K..................................          27

SIGNATURE.....................................................................            28



                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                              June 30,         December 31,
                                                                                2004              2003
                                                                              ---------        ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents .......................................        $  69,765         $  66,593
     Investment securities available for sale ........................           12,574            17,944
     Receivables from broker .........................................              543                --
     Restricted assets ...............................................              633               771
     Other current assets ............................................            1,006             1,870
                                                                              ---------         ---------
         Total current assets ........................................           84,521            87,178
                                                                              ---------         ---------

Investment in real estate, net .......................................           52,415            53,012
Investments in non-consolidated real estate businesses ...............           25,268            18,718
Restricted assets ....................................................              176               174
Long-term investments, net ...........................................            2,264             2,429
Other assets .........................................................              327               385
                                                                              ---------         ---------
         Total assets ................................................        $ 164,971         $ 161,896
                                                                              =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of mortgage note payable ........................        $     644         $     644
     Accounts payable and accrued liabilities ........................            2,663             3,684
     Prepetition claims and restructuring accruals ...................              600               600
     Income taxes ....................................................           11,314            11,264
                                                                              ---------         ---------
         Total current liabilities ...................................           15,221            16,192
                                                                              ---------         ---------

Mortgage note payable ................................................           38,891            39,266
Other long-term liabilities ..........................................            2,608             2,690

Commitments and contingencies ........................................               --                --

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares
       authorized;  22,125,936 and 22,117,852 shares outstanding .....              221               221
     Additional paid-in capital ......................................          862,675           862,584
     Accumulated deficit .............................................         (758,913)         (765,468)
     Accumulated other comprehensive income ..........................            4,268             6,411
                                                                              ---------         ---------
         Total stockholders' equity ..................................          108,251           103,748
                                                                              ---------         ---------

         Total liabilities and stockholders' equity ..................        $ 164,971         $ 161,896
                                                                              =========         =========







                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     Three Months Ended                    Six Months Ended
                                                                          June 30,                              June 30,
                                                             -------------------------------       --------------------------------
                                                                 2004              2003                2004               2003
                                                             ------------       ------------       ------------       ------------
Revenues:

     Real estate leasing ..............................      $      1,811       $      1,777       $      3,592       $      3,576
                                                             ------------       ------------       ------------       ------------
         Total ........................................             1,811              1,777              3,592              3,576
                                                             ------------       ------------       ------------       ------------

Cost and expenses:
     General and administrative .......................             3,224              2,529              5,638              5,754
     Rental real estate activities ....................               874                795              1,734              1,668
                                                             ------------       ------------       ------------       ------------
         Total ........................................             4,098              3,324              7,372              7,422
                                                             ------------       ------------       ------------       ------------

Other results from operations:
     Equity income (loss) from non-consolidated
       real estate businesses .........................             4,642               (174)             5,288               (891)
     Gain on sale of investments, net .................             5,292                 --              5,292                163
     Interest and dividend income .....................               206                142                455                423
     Interest expense .................................              (320)              (334)              (639)              (731)
     Other loss .......................................                (6)                (5)               (11)               (12)
                                                             ------------       ------------       ------------       ------------
         Total ........................................             9,814               (371)            10,385             (1,048)
                                                             ------------       ------------       ------------       ------------

Income (loss) from operations before minority interests             7,527             (1,918)             6,605             (4,894)

Minority interests in loss from operations
     of consolidated subsidiaries .....................                --                 (3)                --                 (4)

Income tax provision ..................................                50                 --                 50                 --
                                                             ------------       ------------       ------------       ------------

Net income (loss) .....................................       $     7,477       $     (1,915)      $      6,555       $     (4,890)
                                                             ============       ============       ============       ============

Income (loss) per Common Share (basic):
     Net income (loss) per Common Share ...............      $       0.34       $      (0.09)      $       0.30       $      (0.22)
                                                             ============       ============       ============       ============

Number of shares used in computation ..................        22,119,273         22,117,852         22,118,562         22,174,678
                                                             ============       ============       ============       ============

Income (loss) per Common Share (diluted):
     Net income (loss) per Common Share ...............      $       0.34       $      (0.09)      $       0.30       $      (0.22)
                                                             ============       ============       ============       ============

Number of shares used in computation ..................        22,123,808         22,117,852         22,130,166         22,174,678
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



                                                                                                    Accumulated
                                             Common Shares            Additional                       Other
                                         ------------------------       Paid-in      Accumulated    Comprehensive
                                           Shares         Amount        Capital        Deficit          Income          Total
                                         ----------     ----------     ----------     ----------    -------------     ----------
Balance, December 31, 2003 .........     22,117,852     $      221     $  862,584     $ (765,468)     $    6,411      $  103,748

   Comprehensive income:
     Net income ....................             --             --             --          6,555              --           6,555
     Other comprehensive income:
       Net change in unrealized gain
         on investment securities ..             --             --             --             --          (2,143)         (2,143)
   Exercise of warrants ............             --             --
                                              8,084             --             91             --              --              91
                                         ----------     ----------     ----------     ----------      ----------      ----------

Balance, June 30, 2004 .............     22,125,936     $      221     $  862,675     $ (758,913)     $    4,268      $  108,251
                                         ==========     ==========     ==========     ==========      ==========      ==========






                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                        -------------------------
                                                                                         2004              2003
                                                                                        --------         --------
Cash flows from operating activities:
   Net income (loss) ...........................................................        $  6,555         $ (4,890)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization .............................................             646              642
     Equity (income) loss from non-consolidated real estate businesses .........          (5,288)             891
     Distributions from non-consolidated real estate businesses ................           1,238              427
     Gain on sale of investments ...............................................          (5,292)            (163)
     Decrease in receivables and other assets ..................................           1,009              585
     Decrease in accounts payable and accrued liabilities ......................          (1,053)          (2,765)
                                                                                        --------         --------
Net cash used in operating activities ..........................................          (2,185)          (5,273)
                                                                                        --------         --------

Cash flows from investing activities:
     Sale or maturity of investment securities .................................           7,863            1,179
     Purchase of investment securities .........................................              --             (165)
     Sale or liquidation of long-term investments ..............................             531              874
     Purchase of long-term investments .........................................            (253)             (44)
     Investments in non-consolidated real estate businesses ....................          (2,500)          (9,500)
     Payment of prepetition claims and restructuring accruals ..................              --              (18)
                                                                                        --------         --------
Net cash provided from (used in) investing activities ..........................           5,641           (7,674)
                                                                                        --------         --------

Cash flows from financing activities:
     Repayment of mortgage note payable ........................................            (375)            (321)
     Exercise of warrants ......................................................              91               --
     Repurchase of Common Shares ...............................................              --           (1,346)
                                                                                        --------         --------
Net cash used in financing activities ..........................................            (284)          (1,667)
                                                                                        --------         --------

Net increase (decrease) in cash and cash equivalents ...........................           3,172          (14,614)
Cash and cash equivalents, beginning of period .................................          66,593           82,113
                                                                                        --------         --------
Cash and cash equivalents, end of period .......................................        $ 69,765         $ 67,499
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


1.   PRINCIPLES OF REPORTING

     The consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The consolidated financial statements as of June 30, 2004 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the consolidated financial statements in New Valley's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

     NATURE OF OPERATIONS

     The Company is engaged in the real estate business and is seeking to acquire additional operating companies. The Company owns, through its New Valley Realty Division, two commercial office buildings in Princeton, N.J. and a 50% interest in Koa Investors LLC ("Koa Investors"), which owns the former Kona Surf Hotel in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Douglas Elliman Realty, LLC ("Douglas Elliman Realty"), which operates a residential real estate brokerage company in the New York metropolitan area. At June 30, 2004, Vector Group Ltd. ("Vector"), New Valley's principal stockholder, owned 58.1% of New Valley's Common Shares.

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

     NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is based on the weighted average number of Common Shares outstanding. Diluted net income (loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional Common Shares resulting from the exercise of stock options and warrants if such exercise was dilutive. The following table reconciles weighted average shares outstanding for basic and diluted purposes.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



                                       Three Months Ended June 30,          Six Months Ended June 30,
                                      ----------------------------        ----------------------------
                                         2004              2003              2004             2003
                                      ----------        ----------        ----------        ----------
     Weighted-average common
        shares outstanding ...        22,119,273        22,117,852        22,118,562        22,174,678

     Assumed exercise of stock
        options ..............             4,535                --            11,604                --
                                      ----------        ----------        ----------        ----------

     Weighted-average common
        shares outstanding
        assuming dilution ....        22,123,808        22,117,852        22,130,166        22,174,678
                                      ==========        ==========        ==========        ==========


     The following stock options and warrants were outstanding during the three and six months ended June 30, 2004 and 2003, but were not included in the computation of diluted net income (loss) per Common Share because either the options' exercise prices were greater than the average market price of the Common Shares or, in the case of net loss per common share, the effect would have been anti-dilutive during the respective periods:


                                             Three Months Ended June 30,                 Six Months Ended June 30,
                                          ---------------------------------           ---------------------------------
                                              2004                  2003                  2004                  2003
                                          -----------           -----------           -----------           -----------
     Number of stock options .......          105,333               165,333                73,000               165,333
                                          -----------           -----------           -----------           -----------

     Weighted-average exercise price      $      5.30           $      4.79           $      5.19           $      4.79
                                          ===========           ===========           ===========           ===========

     Number of warrants ............       17,867,438            17,867,438            17,867,438            17,867,438
                                          -----------           -----------           -----------           -----------

     Weighted-average exercise price      $     11.30           $     11.30           $     11.30           $     11.30
                                          ===========           ===========           ===========           ===========

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior interim period financial information to conform to the current interim period presentation.

     NEW ACCOUNTING PRONOUNCEMENTS

     In March 2004, the FASB reached a consensus on Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. The Company does not expect the adoption of the impairment guidance contained in EITF 03-1 to have a material impact on its financial position or results of operations.

     In March 2004, the FASB reached a consensus on EITF 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 provides guidance for determining whether a noncontrolling investment in a limited liability company should be accounted for using the cost method or the equity method. Companies will be required to adopt the provisions of this consensus in reporting periods beginning after June 15, 2004. The Company does not expect the adoption of the impairment guidance contained in EITF 03-16 to have a material impact on its financial position or results of operations.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


2.   INVESTMENT IN REAL ESTATE AND MORTGAGE NOTE PAYABLE

     OFFICE BUILDINGS

     The components of the Company's investments in real estate and the related non-recourse mortgage note payable collateralized by such real estate at June 30, 2004 are as follows:

      Land........................................................   $   7,636
      Buildings...................................................      46,622
                                                                     ---------
             Total................................................      54,258
      Less accumulated depreciation...............................      (1,843)
                                                                     ---------
             Net investment in real estate........................   $  52,415
                                                                     =========

      Mortgage note payable.......................................   $  39,535
      Current portion of mortgage note payable....................         644
                                                                     ---------
      Mortgage note payable - long-term portion...................   $  38,891
                                                                     =========

     New Valley completed the acquisition of two commercial office buildings in Princeton, N.J. on December 13, 2002 for $54,258. A portion of the purchase price was financed with a mortgage loan of $40,500, which is due in December 2006. The loan bears interest (3.9375% from July 15, 2004 to January 20, 2005) at a floating rate of 2% above LIBOR, and is collateralized by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $54 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.

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

     In March 2003, Douglas Elliman Realty purchased the New York City-based residential brokerage firm, Douglas Elliman, LLC ("Douglas Elliman"), formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which had an initial principal amount of $9,500, bears interest at 12% per annum and is due in March 2013. Interest income, which totaled $307 and $619 for the three and six months ended June 30, 2004, respectively, and $343 and $343 for the three and six months ended June 30, 2003, respectively, earned by New Valley on the subordinated debt is recognized in the Company's consolidated statements of operations as part of equity income (loss) from non-consolidated real estate businesses.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


     New Valley accounts for its interest in Douglas Elliman Realty on the equity method and recorded income of $4,704 and $5,413 for the three and six months ended June 30, 2004, respectively, and a loss of $112 and $689 for the three and six months ended June 30, 2003, respectively, associated with Douglas Elliman Realty. New Valley's equity loss in Douglas Elliman Realty during the three and six months ended June 30, 2003 includes New Valley's portion ($725) of amortization associated with Douglas Elliman's customer contracts outstanding at the acquisition date.

     New Valley's equity income from Douglas Elliman Realty for the three and six months ended June 30, 2004 includes $307 and $619, respectively, of interest income earned by New Valley on the subordinated debt and income of $28 and a loss of $30, respectively, which represent 44% of the mortgage company's income (loss) from operations. New Valley's equity income from Douglas Elliman Realty for the three and six months ended June 30, 2003 includes $343 of interest income earned by New Valley on the subordinated debt and income of $86 and $115, respectively, which represents 46% of the mortgage company's income from operations.

     Summarized financial information as of June 30, 2004, December 31, 2003 and for the three and six months ended June 30, 2004 and 2003, respectively, for Douglas Elliman Realty is presented below. The summarized financial information for the six months ended June 30, 2003 includes Realty's results from operations from January 1, 2003 to June 30, 2003 and the results from operations of Douglas Elliman and its affiliated property management company from March 14, 2003 (date of acquisition) to June 30, 2003.

                                             June 30, 2004  December 31, 2003
                                             -------------  -----------------

     Cash .............................        $ 16,106        $  9,062
     Other current assets .............           7,025           6,385
     Property, plant and equipment, net          13,668          11,310
     Trademarks .......................          21,663          21,663
     Goodwill .........................          34,336          34,319
     Other intangible assets, net .....           3,513           3,977
     Other noncurrent assets ..........           1,006             692
     Notes payable - current ..........           4,796           3,659
     Other current liabilities ........          15,332          11,090
     Notes payable - long term ........          69,167          72,948
     Members' equity (deficiency) .....           8,022            (289)




                                          Three Months         Three Months          Six Months           Six Months
                                              Ended                Ended                Ended                Ended
                                          June 30, 2004        June 30, 2003        June 30, 2004        June 30, 2003
                                          -------------        -------------        -------------        -------------
 Revenues...........................         $ 79,880             $ 46,232            $ 133,400             $ 64,877
 Costs and expenses.................           68,528               43,178              118,300               62,423
 Depreciation expense...............            1,053                  971                2,149                1,263
 Amortization expense...............              151                1,743                  450                1,743
 Interest expense, net..............            1,410                1,422                2,853                1,744
                                                -----                -----                -----                -----
 Net income (loss)..................          $ 8,738             $ (1,082)             $ 9,648             $ (2,296)
                                              =======               ======              =======               ======



                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)



     HAWAIIAN HOTEL

     In 2001, together with developer Brickman Associates and other investors, New Valley acquired control of the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is scheduled to reopen in late 2004 as a four star Sheraton resort with approximately 525 rooms. In April 2004, a subsidiary of Koa Investors LLC, the owner of the hotel, closed on a $57,000 construction loan to finance the planned renovation.

     The Company, which holds a 50% interest in Koa Investors, had invested $9,900 in the project and had committed to make additional investments of up to $2,600 at June 30, 2004. In the event that Koa Investors makes distributions of cash, the Company is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual 12% internal rate of return ("IRR"), compounded on a quarterly basis. The Company is then entitled to 35% of subsequent cash distributions until it has achieved an annual 25% IRR. The Company is then entitled to 30% of subsequent cash distributions until it has achieved an annual 35% IRR. After the Company has achieved an annual 35% IRR, the Company is then entitled to 25% of subsequent cash distributions.

     The Company accounts for its interest in Koa Investors under the equity method and recorded losses of $62 and $62 for the three months ended June 30, 2004 and 2003, respectively, and losses of $125 and $202 for the six months ended June 30, 2004 and 2003, respectively, associated with the property. Koa Investors' losses primarily represent management fees. Koa Investors capitalizes all costs related to the acquisition and development of the property during the construction phase.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


4.   INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized gains on sales of investment securities available for sale of $5,179 and $5,179 for the three and six months ended June 30, 2004, respectively, and $0 and $75 for the three and six months ended June 30, 2003, respectively.

     The components of investment securities available for sale, which were all equity securities, at June 30, 2004, are as follows:


                                                                       Gross          Gross
                                                                     Unrealized    Unrealized       Fair
                                                         Cost           Gain          Loss          Value
                                                        -------      ----------    ----------      --------
          Investment securities.....................    $ 8,306        $4,341         $ 73         $ 12,574


5.   LONG-TERM INVESTMENTS

     At June 30, 2004, long-term investments consisted primarily of investments in limited partnerships of $2,264, which are accounted for at historical cost. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $10,730 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships up to an aggregate of $879 at June 30, 2004. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The Company recognized gains of $113 for the three and six months ended June 30, 2004 and $0 and $88 for the three and six months ended June 30, 2003, respectively, related to the liquidation of one of its limited partnership investments.

6.   OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities, excluding New Valley's mortgage note payable, at June 30, 2004 are as follows:

                                               Long-term         Current
                                                Portion          Portion
                                               ---------         -------

     Retiree and disability obligations          $2,445          $  500
     Other long-term liabilities ......             163              --
                                                 ------          ------
     Total other long-term liabilities           $2,608          $  500
                                                 ======          ======

 7.  CONTINGENCIES

     LAWSUITS

     In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke Group Holding Inc. ("Brooke Group Holding"), an indirect wholly-owned subsidiary of Vector, in the Delaware Chancery Court by a stockholder of the Company. The suit alleges that the Company's purchase of the BrookeMil Ltd. shares from Brooke (Overseas) Ltd., which was then an indirect subsidiary of Brooke Group Holding, in January 1997 constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks a declaration that the Company's directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


     awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. Brooke Group Holding and the Company believe that the allegations in the case are without merit. Discovery in the case is ongoing. Recently, on motion of the defendants, one of the plaintiff stockholders was dismissed from the proceeding for lack of standing.

     In July 1999, a purported class action was commenced on behalf of the Company's former Class B preferred shareholders against the Company, Brooke Group Holding and certain directors and officers of the Company in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of the Company's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of compensatory damages as well as all costs and fees. The Court has dismissed six of plaintiff's nine claims alleging inadequate disclosure in the proxy statement. Brooke Group Holding and the Company believe that the remaining allegations are without merit and filed a motion for summary judgment on the remaining three claims.

     The Company has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995. If the state taxing authority were to prevail, New Valley would owe approximately $7,700, including interest, at June 30, 2004. An initial administrative hearing was held in December 2003, and the hearing officer has not yet ruled. If New Valley is unsuccessful in the initial administrative hearing, it may request an additional administrative hearing prior to challenging the notice of proposed assessment in court. No assurances can be given that the Company will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements at June 30, 2004.

     Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     As of June 30, 2004, New Valley had $600 of prepetition bankruptcy-related claims and restructuring accruals. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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

     In 1994, the Company commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley's former Western Union satellite business. The Company had a contract with NASA to launch two Westar satellites. The first satellite was launched in 1984, and the second was scheduled to be launched in 1986. Following the explosion of the space shuttle Challenger in January 1986, the President of the United States announced a change in the government's policy regarding commercial satellite launches, and the Company's satellite was not launched. As a result, the Company sued the government for breach of contract seeking damages of approximately $34,000. In 1995, the United States Court of Federal Claims granted the

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)

     government's motion to dismiss and, in 1997, the United States Court of Appeals for the Federal Circuit reversed and remanded the case. Trial of the case began in New York federal court in July 2004.

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

     In March 2004, the Company entered into a debt conversion agreement with Ladenburg Thalmann Financial Services and the other remaining holder of the convertible notes. The Company and the other holder agreed to convert their notes, with an aggregate principal amount of $18,010, together with the accrued interest, into common stock of Ladenburg Thalmann Financial Services. Pursuant to the conversion agreement, the conversion price of the note held by the Company would be reduced from the current conversion price of approximately $2.08 to $1.10 per share.

     The note conversion transaction is subject to approval by the Ladenburg Thalmann Financial Services shareholders and to other conditions, including the absence of any material adverse change. The Company, several shareholders of Ladenburg Thalmann Financial Services affiliated with the Company and the other holder of the convertible notes have committed to vote their shares of common stock of Ladenburg Thalmann Financial Services at its shareholder meeting in accordance with the vote of a majority of votes cast at the meeting excluding the shares held by such parties. At the closing, the Company's note, representing approximately $9,470 of principal and accrued interest, would be converted into approximately 8,610,000 shares of common stock of Ladenburg Thalmann Financial Services. The Company currently intends to distribute to its stockholders shares of common stock of Ladenburg Thalmann Financial Services issued to the Company pursuant to the conversion agreement.

     On July 20, 2004, Ladenburg Thalmann Financial Services announced that it is currently re-examining its capital needs to support its liquidity and capital base for the near term. Ladenburg Thalmann Financial Services's 2004 annual shareholders meeting, where the debt conversion agreement was to have been presented for shareholder approval, has been delayed until Ladenburg Thalmann Financial Services can determine its capital needs. Upon completion of this determination, Ladenburg Thalmann Financial Services will proceed with its shareholder meeting and the debt conversion agreement as management deems appropriate.

     After the conversion of the $8,010 convertible note, New Valley would continue to hold $5,000 principal amount of notes receivable and related interest receivable of $553 at June 30, 2004 from Ladenburg Thalmann Financial Services, which are due December 31, 2006 and bear interest at 1% above the prime rate. These notes are subordinate to approximately $2,000 of Ladenburg Thalmann Financial Services's debt to an affiliate of its clearing broker and were written-off in the third quarter of 2002, based on the then current trends in the broker-dealer industry and Ladenburg Thalmann Financial Services's operating results and liquidity needs. Accordingly, the carrying value of the notes and interest receivable was $0 as of June 30, 2004.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


 9.  WARRANTS

     On June 14, 2004, warrants to purchase 17,859,354 Common Shares expired. The warrants were issued in connection with the Company's 1999 recapitalization. A total of 8,084 warrants were exercised during the three and six months ended June 30, 2004.

 10. BUSINESS SEGMENT INFORMATION

     The following table presents certain financial information of the Company's operations as of and for the three and six months ended June 30, 2004 and 2003.


                                                                            Corporate
                                                    Real Estate             and Other               Total
                                                    -----------             ---------               -----

        THREE MONTHS ENDED JUNE 30, 2004
        Revenues..............................      $  1,811                      --              $  1,811
        Other income..........................         4,322                   5,492                 9,814
        Operating income before
           taxes and minority interests.......         5,259                   2,268                 7,527
        Depreciation and amortization.........           325                      --                   325

        THREE MONTHS ENDED JUNE 30, 2003
        Revenues..............................      $  1,777                $     --              $  1,777
        Other (loss) income...................          (508)                    137                  (371)
        Operating income (loss) before
           taxes and minority interests.......           474                  (2,392)               (1,918)
        Depreciation and amortization.........           321                      --                   321

        SIX MONTHS ENDED JUNE 30, 2004
        Revenues..............................      $  3,592                      --              $  3,592
        Other income..........................         4,649                   5,736                10,385
        Operating income before
           taxes and minority interests.......         6,507                      98                 6,605
        Identifiable assets...................        80,240                  84,731               164,971
        Depreciation and amortization.........           646                      --                   646
        Capital expenditures..................            --                      --                    --

        SIX MONTHS ENDED JUNE 30, 2003
        Revenues..............................       $ 3,576                 $    --               $ 3,576
        Other (loss) income...................        (1,622)                    574                (1,048)
        Operating income (loss) before
           taxes and minority interests.......           286                  (5,180)               (4,894)
        Identifiable assets...................        72,561                  88,737               161,298
        Depreciation and amortization.........           642                      --                   642
        Capital expenditures..................            --                      --                    --



                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) - (CONTINUED)
                                   (UNAUDITED)


11.  COMPREHENSIVE INCOME

     Comprehensive income of the Company includes net income (loss) and net changes in the value of investment securities available for sale that have not been included in net income (loss). Comprehensive income applicable to Common Shares for the three and six months ended June 30, 2004 and 2003 is as follows:


                                        Three Months Ended June 30,      Six Months Ended June 30,
                                        ---------------------------      -------------------------
                                            2004            2003           2004            2003
                                          -------         -------         -------        -------
     Net income (loss) ...........        $ 7,477         $(1,915)        $ 6,555        $(4,890)
     Net change in unrealized gain
        on investment securities .         (6,251)          6,709          (2,143)         6,824
                                          -------         -------         -------        -------

        Comprehensive income .....        $ 1,226         $ 4,794         $ 4,412        $ 1,934
                                          =======         =======         =======        =======


12.  STOCK OPTION PLANS

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income to the extent options granted under these plans had an exercise price equal to the market value of the underlying Common Shares on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and six months ended June 30, 2004 and 2003, respectively.

                                                       Three Months Ended June 30,               Six Months Ended June 30,
                                                       ---------------------------             ---------------------------
                                                        2004                2003                2004                2003
                                                       -------             -------             -------             -------
     Net income (loss) applicable to
         Common Shares, as reported .......            $ 7,477             $(1,915)            $ 6,555             $(4,890)
     Deduct: Amortization of fair value of
         New  Valley option grants ........                (12)                (15)                (25)                (25)
     Deduct: Amortization of fair value of
         Vector option grants .............                 --                (170)                 --                (340)
                                                       -------             -------             -------             -------
     Net income (loss) applicable to
         Common Shares, as adjusted .......            $ 7,465             $(2,100)            $ 6,530             $(5,255)
                                                       =======             =======             =======             =======
     Adjusted net income (loss) per share -
         - basic and diluted ..............            $  0.34             $ (0.09)            $  0.30             $ (0.24)
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

RECENT DEVELOPMENTS

         EXPIRATION OF WARRANTS. On June 14, 2004, warrants to purchase 17,859,354 Common Shares expired. The warrants were issued in connection with the Company's 1999 recapitalization. A total of 8,084 warrants were exercised during the three and six months ended June 30, 2004.

         LADENBURG CONVERTIBLE NOTES. In March 2004, New Valley and the other holder of the convertible notes of Ladenburg Thalmann Financial Services Inc. entered into a debt conversion agreement with the company. New Valley and the other holder agreed to convert their notes, with an aggregate principal amount of $18,010, together with the accrued interest, into common stock of Ladenburg Thalmann Financial Services. Pursuant to the conversion agreement, the conversion price of the note held by New Valley would be reduced from the current conversion price of approximately $2.08 to $1.10 per share.

         The note conversion transaction is subject to approval by the Ladenburg Thalmann Financial Services shareholders and to other conditions, including the absence of any material adverse change. New Valley, several shareholders of Ladenburg Thalmann Financial Services affiliated with New Valley and the other holder of the convertible notes have committed to vote their shares of common stock of Ladenburg Thalmann Financial Services at its shareholder meeting in accordance with the vote of a majority of votes cast at the meeting excluding the shares held by such parties. At the closing, New Valley's note, representing approximately $9,470 of principal and accrued interest, would be converted into approximately 8,610,000 shares of Ladenburg Thalmann Financial Services common stock. At June 30, 2004, the Ladenburg notes and interest receivable were carried on New Valley's consolidated balance sheet at $0. New Valley currently intends to distribute to its stockholders shares of Ladenburg Thalmann Financial Services common stock issued to New Valley pursuant to the conversion agreement.

         On July 20, 2004, Ladenburg Thalmann Financial Services announced that it is currently re-examining its capital needs to support its liquidity and capital base for the near term. Ladenburg Thalmann Financial Services' 2004 annual shareholder meeting, where the debt conversion agreement was to have been presented for shareholder approval, has been delayed until Ladenburg Thalmann Financial Services can determine its capital needs. Upon completion of this determination, Ladenburg Thalmann Financial Services will proceed with its shareholder meeting and the debt conversion agreement as management deems appropriate.

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

         INVESTMENT SECURITIES AVAILABLE FOR SALE. At June 30, 2004, New Valley had investment securities available for sale of $12,574. New Valley classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses are included in other results from continuing operations. The cost of securities sold is determined based on average cost. Gains are recognized when realized in New Valley's consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. New Valley's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of New Valley's marketable securities, it is New Valley's policy to record an impairment charge with respect to such investment in the Company's consolidated statements of operations.

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

         LONG-TERM INVESTMENTS. At June 30, 2004, New Valley had long-term investments of $2,264 which principally represented investments in various limited partnerships. The principal business of the limited partnerships is investing in investment securities and real estate. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its consolidated statements of operations.

         INCOME TAXES. The year 2000 was the only year out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated federal tax net operating loss, or NOL, carry forwards of approximately $159,500 as of June 30, 2004 and capital loss carry forwards of $1,750 which expire at various dates from 2006 through 2023. New Valley also has approximately $13,550 of alternative minimum tax credit carry forwards as of June 30, 2004, which may be carried forward indefinitely under current U.S. tax law. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax asset associated with these loss carry forwards if it is "more likely than not" that New Valley will not be able to utilize it to offset future taxes. Due to the size of the loss carry forwards in relation to New Valley's history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional operating companies, New Valley has not recognized any of this net deferred tax asset. New Valley currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

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


RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2004 and 2003, New Valley's results of operations include the accounts of its two office buildings, its primary real estate operating unit. Equity income (loss) from New Valley's 50% interests in Douglas Elliman Realty and Koa Investors is included in other income (loss) from real estate activities.


                                               Three Months Ended June 30,             Six Months Ended June 30,
                                               --------------------------             --------------------------
                                                2004                2003               2004               2003
                                               -------            -------             -------            -------
Real estate:
    Revenues ......................            $ 1,811            $ 1,777             $ 3,592            $ 3,576
    Expenses ......................                874                795               1,734              1,668
    Other income (loss) ...........              4,322               (508)              4,649             (1,622)
                                               -------            -------             -------            -------
    Operating income before
       taxes and minority interests            $ 5,259            $   474             $ 6,507            $   286
                                               =======            =======             =======            =======

Corporate and other:
    Revenues ......................            $    --            $    --             $    --            $    --
    Expenses ......................              3,224              2,529               5,638              5,754
    Other income (loss) ...........              5,492                137               5,736                574
                                               -------            -------             -------            -------
    Operating income (loss) before
       taxes and minority interests            $ 2,268            $(2,392)            $    98            $(5,180)
                                               =======            =======             =======            =======


THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

       REAL ESTATE

       Revenues from real estate operations were $1,811 for the three months ended June 30, 2004 versus $1,777 for the same period in 2003. Expenses from real estate operations for the three months ended June 30, 2004 were $874 compared to $795 for the same period in 2003.

       Other income from real estate activities for the three months ended June 30, 2004 consisted of equity income from non-consolidated real estate businesses of $4,642 and interest expense of $320. The equity income resulted from income of $4,704 from Douglas Elliman Realty offset by a loss of $62 related to New Valley's investment in Koa Investors. The principal source of Douglas Elliman Realty's revenues and profitability is commissions earned on residential property sales in the New York metropolitan area, which experienced high levels of residential sales activity and real estate prices during the first half of 2004. In addition to the strength in the New York metropolitan residential real estate market, the second and third quarters are generally the most profitable quarters for Douglas Elliman Realty as it recognizes revenue on closing of the underlying real estate sale. Revenue recognized by Douglas Elliman Realty in these quarters includes closings of residential property sales that were contracted during the spring and summer months, which is its principal selling season. A downturn in the residential real estate market or economic conditions in the New York metropolitan region could have a material adverse effect on Douglas Elliman Realty and New Valley's investment in that company. Koa Investors' loss primarily represents management fees. Koa Investors capitalizes all costs related to the acquisition and development of the Hawaii property.

       Other loss from real estate activities in 2003 consisted of equity losses from non-consolidated real estate businesses of $174 and interest expense of $334. The equity losses resulted from a loss of $62 related to New Valley's investment in Koa Investors and a loss of $112 from Douglas Elliman Realty. New Valley's equity income in Douglas Elliman Realty for the three months ended June 30, 2003 was reduced by New Valley's portion ($725) of amortization expense associated with Douglas Elliman's customer contracts outstanding at the acquisition date. Koa Investors' loss primarily represents management fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


       CORPORATE AND OTHER

       Corporate and other expenses of $3,224 for the three months ended June 30, 2004 consisted primarily of employee compensation and benefits of $1,761 and legal expense of $444. Corporate and other expenses of $2,529 for the 2003 period consisted primarily of employee compensation and benefits of $1,436 and legal expense of $417. The increase in corporate expenses in 2004 was primarily due to increased compensation expense, franchise taxes and other overhead expenses associated with maintaining a public company.

           For the three months ended June 30, 2004, New Valley's income of $5,492 from corporate and other activities consisted primarily of gains on sales of investments of $5,292 and interest and dividend income of $206. For the three months ended June 30, 2003, New Valley's income of $137 related to corporate and other activities consisted primarily of interest and dividend income.

       The income tax provision for the three months ended June 30, 2004 related to alternative minimum tax expense. There was no income tax provision for the three months ended June 30, 2003. The effective tax rates do not bear a customary relationship with pre-tax accounting income principally as a consequence of the Company's use of net operating loss carry forwards and a change in the valuation allowance relating to deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

       REAL ESTATE

       Revenues from real estate operations were $3,592 for the six months ended June 30, 2004 versus $3,576 for the same period in 2003. Expenses from real estate operations for the six months ended June 30, 2004 were $1,734 compared to $1,668 for the same period in 2003.

       Other income from real estate activities for the six months ended June 30, 2004 consisted of equity income from non-consolidated real estate businesses of $5,288 and interest expense of $639. The equity income resulted from income of $5,413 from Douglas Elliman Realty offset by a loss of $125 related to New Valley's investment in Koa Investors. The principal source of Douglas Elliman Realty's revenues and profitability is commissions earned on residential property sales in the New York metropolitan area, which experienced high levels of residential sales activity and real estate prices during the first half of 2004. A downturn in the residential real estate market or economic conditions in the New York metropolitan region could have a material adverse effect on Douglas Elliman Realty and New Valley's investment in that company. Koa Investors capitalizes all costs related to the acquisition and development of the Hawaii property.

       Other loss from real estate activities in 2003 consisted of equity losses from non-consolidated real estate businesses of $891 and interest expense of $731. The equity losses resulted from a loss of $202 related to New Valley's investment in Koa Investors and a loss of $689 from Douglas Elliman Realty. New Valley's equity loss in Douglas Elliman Realty for the six months ended June 30, 2003 includes New Valley's portion ($725) of amortization associated with Douglas Elliman's customer contracts outstanding at the acquisition date. Koa Investors' loss primarily represents management fees. Koa Investors' loss primarily represents management fees.

       CORPORATE AND OTHER

       Corporate and other expenses of $5,638 for the six months ended June 30, 2004 consisted primarily of employee compensation and benefits of $3,329 and legal expense of $587. Corporate and other expenses of $5,754 for the 2003 period consisted primarily of employee compensation and benefits of $3,039 and legal expenses of $1,188. The decrease in legal expenses in 2004 was primarily due to legal expenses incurred in 2003 related to a proposed acquisition by New Valley which was not consummated. The decrease in legal expenses during the 2004 period was offset by increases in compensation expense, franchise taxes and other overhead expenses associated with maintaining a public company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


       For the six months ended June 30, 2004, New Valley's income of $5,736 from corporate and other activities consisted primarily of gains from the sales of investments of $5,292 and interest and dividend income of $455. For the six months ended June 30, 2003, New Valley's income of $574 related to corporate and other activities consisted of interest and dividend income of $423 and net gains from the sale of investments of $163.

       The income tax provision for the six months ended June 30, 2004 related to alternative minimum tax expense. There was no income tax provision for the six months ended June 30, 2003. The effective tax rates do not bear a customary relationship with pre-tax accounting income principally as a consequence of the Company's use of net operating loss carry forwards and a change in the valuation allowance relating to deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2004, New Valley's cash and cash equivalents increased from $66,593 to $69,765 due primarily to the sales of marketable securities of $7,863 offset by cash used for operations of $2,183 and investments in non-consolidated real estate businesses of $2,500.

         Cash used for operating activities for the six months ended June 30, 2004 was $2,185 compared with $5,273 for the six months ended June 30, 2003. The difference is primarily due to decreases in payments of accounts payable and accrued liabilities in the 2004 period as compared to the 2003 period and increases in distributions received from Douglas Elliman Realty, comprised primarily of tax distributions and interest income received on the subordinated note, in the 2004 period as compared to the 2003 period.

         Cash provided from investing activities for the six months ended June 30, 2004 was $5,641 compared to cash used for investing activities of $7,674 for the six months ended June 30, 2003. The difference is primarily attributable to the net sales of marketable securities and long-term investments of $8,141 in 2004 versus $1,844 in the 2003 period and investments in non-consolidated real estate businesses in the 2003 period of $9,500.

         On December 13, 2002, New Valley completed the acquisition of the two office buildings in Princeton, N.J. for an aggregate purchase price of $54,258. To finance a portion of the purchase price for the office buildings, New Valley borrowed on the closing date $40,500 from HSBC Realty Credit Corporation (USA). The loan has a term of four years, bears interest (3.9375% from July 15, 2004 to January 20, 2005) at a floating rate of 2% above LIBOR, and is secured by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal is amortized to the extent of $54 per month during the term of the loan. The loan may be prepaid without penalty and is non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.

         During 2000 and 2001, New Valley acquired for approximately $1,744 a 37.2% ownership interest in Prudential Douglas Elliman Real Estate, the largest independently owned and operated real estate brokerage company on Long Island, New York and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. In March 2003, Douglas Elliman Realty purchased the leading New York City-based residential brokerage firm, Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which had an initial principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

         New Valley holds a 50% interest in Koa Investors which owns the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is currently scheduled to reopen in late 2004 as a four star Sheraton resort with approximately 525 rooms. In April 2004, a subsidiary of Koa Investors closed on a $57,000 construction loan to finance the planned renovation. New Valley had invested $9,900 in the project and had committed to make additional investments of up to $2,600 at June 30, 2004. In the event that Koa Investors makes distributions of cash, the Company is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual 12% internal rate of return ("IRR"), compounded on a quarterly basis. The Company is then entitled to 35% of subsequent cash distributions until it has achieved an annual 25% IRR. The Company is then entitled to 30% of subsequent cash distributions until it has achieved an annual 35% IRR. After the Company has achieved an annual 35% IRR, the Company is then entitled to 25% of subsequent cash distributions.

         New Valley has also committed to make additional investments in another limited partnership of up to $879 at June 30, 2004.

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

         In March 2004, New Valley agreed, subject to Ladenburg Thalmann Financial Services' shareholder approval, to convert its convertible note into common stock. See Note 8 to the Condensed Consolidated Financial Statements. On July 20, 2004, Ladenburg Thalmann Financial Services announced that it is currently re-examining its capital needs to support its liquidity and capital base for the near term. Ladenburg Thalmann Financial Services's 2004 annual shareholders meeting, where the debt conversion agreement was to have been presented for shareholder approval, has been delayed until LTS can determine its capital needs. Upon completion of this determination, LTS will proceed with its shareholder meeting and the debt conversion agreement as management deems appropriate.

         Cash flows used in financing activities were $284 for the six months ended June 30, 2004 and $1,667 for the six months ended June 30, 2003. The difference was primarily due to the repurchase of 318,572 of New Valley's Common Shares for $1,346 in 2003.

         On June 14, 2004, warrants to purchase 17,859,354 Common Shares expired. The warrants were issued in connection with the Company's 1999 recapitalization. A total of 8,084 warrants were exercised during the three and six months ended June 30, 2004.

         On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of August 6, 2004, New Valley had repurchased 1,185,615 shares for approximately $4,695.

         New Valley has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995. If the state taxing authority were to prevail, New Valley would owe approximately $7,700, including interest, at June 30, 2004. An initial administrative hearing was held in December 2003, and the hearing officer has not yet ruled. If New Valley is unsuccessful in the initial administrative hearing, it may request an additional administrative hearing prior to challenging the notice of proposed assessment in court. No assurances can be given that New Valley will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements at June 30, 2004.

         As of June 30, 2004, New Valley had $600 of prepetition bankruptcy-related claims and restructuring accruals, primarily related to disputed claims with respect to former employee benefit matters. These remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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


NEW ACCOUNTING PRONOUNCEMENTS

         In March 2004, the FASB reached a consensus on Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. The Company does not expect the adoption of the impairment guidance contained in EITF 03-1 to have a material impact on its financial position or results of operations.

         In March 2004, the FASB reached a consensus on EITF 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 provides guidance for determining whether a noncontrolling investment in a limited liability company should be accounted for using the cost method or the equity method. Companies will be required to adopt the provisions of this consensus in reporting periods beginning after June 15, 2004. The Company does not expect the adoption of the impairment guidance contained in EITF 03-16 to have a material impact on its financial position or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

         New Valley has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which New Valley customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by New Valley under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by New Valley and dispute resolution procedures specified in the particular contract. Further, New Valley's obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, New Valley may have recourse against third parties for certain payments made by it. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of New Valley's obligations and the unique facts of each particular agreement. Historically, payments made by New Valley under these agreements have not been material. As of June 30, 2004, New Valley was not aware of any indemnification agreements that would or are reasonably likely to have a current or future material adverse effect on its financial position, results of operations or cash flows.

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

         Restricted assets of $809 and $945 at June 30, 2004 and December 31, 2003, respectively, consisted primarily of amounts held in escrow related to New Valley's real estate operations. New Valley is not aware of any material variable interest entities.

MARKET RISK

         Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rate, foreign exchange rate, equity and commodity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


derivative financial instruments, and accordingly, the scope of New Valley's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments.

         EQUITY PRICE RISK

         New Valley held investment securities available for sale totaling $12,574 at June 30, 2004. Adverse market conditions could have a significant effect on the value of New Valley's investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

         INTEREST RATE RISK

         As of June 30, 2004, New Valley's outstanding debt has variable interest rates, which increases the risk of fluctuating interest rates. New Valley's exposure to market risk includes interest rate fluctuations in connection with its variable rate borrowings, which could adversely affect its cash flows. As of June 30, 2004, New Valley had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), New Valley's annual interest expense could increase or decrease by approximately $400.

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

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         See Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended June 30, 2004. No securities of the Company were repurchased by the Company or its affiliated purchasers during the quarter ended June 30, 2004.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         New Valley held its 2004 annual meeting of stockholders on May 24, 2004. There were 22,117,852 New Valley common shares entitled to be voted on the April 19, 2004 record date for the meeting. The only matter submitted to the New Valley's stockholders for a vote at the annual meeting was to elect the following eight director nominees to serve for the ensuing year and until their successors are elected. The votes cast and withheld for such nominees were as follows:

                 Nominee               For                 Withheld
                 -------               ---                 --------

         Henry C. Beinstein          21,424,282             103,192

         Arnold I. Burns             21,424,240             103,234

         Ronald J. Kramer            21,424,894             102,580

         Richard J. Lampen           21,424,712             102,762

         Bennett S. LeBow            21,372,482             154,992

         Howard M. Lorber            21,423,693             103,781

         Barry W. Ridings            21,424,292             103,182

         Victor M. Rivas             21,424,706             102,768

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


                                       NEW VALLEY CORPORATION
                                       (Registrant)



Date: August 9, 2004                   By: /s/ J. Bryant Kirkland III
                                           -------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer