Form 10-Q
period 2004-09-30
NEW VALLEY CORP
filed 2004-11-09
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      AS OF NOVEMBER 5, 2004, THERE WERE OUTSTANDING 22,082,036 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.

================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I. FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of September 30,
                2004 and December 31, 2003 .....................................................    3

            Condensed Consolidated Statements of Operations for the
                three months and nine months ended September 30,
                2004 and 2003 ..................................................................    4

            Condensed Consolidated Statement of Changes in
                Stockholders' Equity for the nine months ended
                September 30, 2004 .............................................................    5

            Condensed Consolidated Statements of Cash Flows for
                the nine months ended September 30, 2004 and 2003 ..............................    6

            Notes to the Condensed Consolidated Financial
                Statements .....................................................................    7

  Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations ............................................   17

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk .........................   27

  Item 4.   Controls and Procedures ............................................................   27

PART  II. OTHER INFORMATION

  Item 1.   Legal Proceedings ..................................................................   28

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ........................   28

  Item 6.   Exhibits ...........................................................................   28

SIGNATURE ......................................................................................   29

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                          September 30,         December 31,
                                                                                              2004                  2003
                                                                                            ---------             ---------
                                           ASSETS
Current assets:
      Cash and cash equivalents.................................................            $  71,595            $  66,593
      Investment securities available for sale..................................               10,758               17,944
      Restricted assets.........................................................                  577                  771
      Other current assets......................................................                  893                1,870
                                                                                            ---------            ---------
           Total current assets.................................................               83,823               87,178
                                                                                            ---------            ---------

Investments in real estate, net.................................................               52,116               53,012
Investments in non-consolidated real estate businesses..........................               27,602               18,718
Restricted assets...............................................................                  176                  174
Long-term investments, net......................................................                2,332                2,429
Note receivable.................................................................                  500                   --
Other assets....................................................................                  308                  385
                                                                                            ---------            ---------
           Total assets.........................................................            $ 166,857            $ 161,896
                                                                                            =========            =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of mortgage note payable..................................            $     644            $     644
      Accounts payable and accrued liabilities..................................                3,742                3,684
      Prepetition claims........................................................                  600                  600
      Income taxes..............................................................               11,379               11,264
                                                                                            ---------            ---------
           Total current liabilities............................................               16,365               16,192
                                                                                            ---------            ---------

Mortgage note payable...........................................................               38,730               39,266
Other long-term liabilities.....................................................                2,609                2,690

Commitments and contingencies...................................................                   --                   --

Stockholders' equity:
      Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares
        authorized; 22,082,036 and 22,117,852 shares outstanding................                  221                  221
      Additional paid-in capital................................................              862,473              862,584
      Accumulated deficit.......................................................             (756,635)            (765,468)
      Accumulated other comprehensive income....................................                3,094                6,411
                                                                                            ---------            ---------
           Total stockholders' equity...........................................              109,153              103,748
                                                                                            ---------            ---------
           Total liabilities and stockholders' equity...........................            $ 166,857            $ 161,896
                                                                                            =========            =========

                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30,                         September 30,
                                                               ----------------------------           ------------------------
                                                                  2004             2003                 2004           2003
                                                               ----------       -----------           ----------    ----------
Revenues:
      Real estate leasing...................................  $     1,809       $     1,797          $     5,401   $     5,373
                                                              -----------       -----------          -----------   -----------
           Total............................................        1,809             1,797                5,401         5,373
                                                              -----------       -----------          -----------   -----------

Cost and expenses:
      General and administrative............................        3,260             2,595                8,898         8,349
      Rental real estate activities.........................          831               838                2,565         2,506
                                                              -----------       -----------          -----------   -----------
           Total............................................        4,091             3,433               11,463        10,855
                                                              -----------       -----------          -----------   -----------

Other results from operations:
      Equity income from non-consolidated
        real estate businesses..............................        4,539             1,527                9,827           636
      Gain on sale of investments, net......................          321               443                5,613           606
      Interest and dividend income..........................          219               153                  674           576
      Interest expense......................................         (454)             (348)              (1,093)       (1,079)
      Other (loss) income...................................           (1)               33                  (12)           21
                                                              -----------       -----------          -----------   -----------
           Total............................................        4,624             1,808               15,009           760
                                                              -----------       -----------          -----------   -----------

Income (loss) from operations before income
      taxes and minority interests..........................        2,342               172                8,947        (4,722)

Minority interests in loss from operations
      of consolidated subsidiaries..........................           (1)               --                   (1)           (4)

Income tax provision........................................           65                --                  115            --
                                                              -----------       -----------          -----------   -----------
Net income (loss)...........................................  $     2,278       $       172          $     8,833   $    (4,718)
                                                              ===========       ===========          ===========   ===========
Income (loss) per Common Share (basic):
      Net income (loss) per Common Share....................  $      0.10       $      0.01          $      0.40   $     (0.21)
                                                              ===========       ===========          ===========   ===========
Number of shares used in computation........................   22,105,609        22,117,852           22,114,213    22,155,528
                                                              ===========       ===========          ===========   ===========

Income (loss) per Common Share (diluted):
      Net income (loss) per Common Share....................  $      0.10       $      0.01          $      0.40   $     (0.21)
                                                              ===========       ===========          ===========   ===========
Number of shares used in computation........................   22,115,736        22,120,166           22,120,215    22,155,528
                                                              ===========       ===========          ===========   ===========

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

                                                                                                       ACCUMULATED
                                                                      ADDITIONAL                         OTHER
                                               COMMON SHARES           PAID-IN        ACCUMULATED     COMPREHENSIVE
                                            SHARES         AMOUNT      CAPITAL          DEFICIT          INCOME            TOTAL
                                          ----------       -------    ----------      -----------     -------------      ---------
Balance, December 31, 2003...........     22,117,852       $   221    $  862,584      $  (765,468)    $       6,411      $ 103,748

   Net income........................              -             -             -            8,833                 -          8,833
   Net change in unrealized gain
      on investment securities.......              -             -             -                -            (3,317)        (3,317)
   Exercise of warrants..............          8,084             -            91                -                 -             91
   Repurchase of common shares.......        (43,900)            -          (202)               -                 -           (202)
                                          ----------       -------    ----------      -----------     -------------      ---------
Balance, September 30, 2004..........     22,082,036       $   221    $  862,473      $  (756,635)    $       3,094      $ 109,153
                                          ==========       =======    =========       ===========     =============      =========

                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                         -------------------------------
                                                                                            2004                2003
                                                                                         ----------           ----------
Cash flows from operating activities:
   Net income (loss)..............................................................       $    8,833           $   (4,718)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization.............................................              969                  962
        Distributions from non-consolidated real estate businesses................            3,443                  670
        Gain on sale of investments...............................................           (5,613)                (606)
        Equity income from non-consolidated real estate businesses................           (9,827)                (636)
        Minority interests in loss from operations of consolidated subsidiaries...               (1)                  (4)
        Changes in assets and liabilities:
           Decrease in receivables and other assets...............................            1,173                  604
           Increase (decrease) in accounts payable and accrued liabilities........               93               (3,054)
                                                                                         ----------           ----------
Net cash used in operating activities.............................................             (930)              (6,782)
                                                                                         ----------           ----------
Cash flows from investing activities:
      Proceeds from sale of investment securities.................................            9,336                2,361
      Purchase of investment securities...........................................               --                 (372)
      Proceeds from sale or liquidation of long-term investments..................              564                  874
      Purchase of long-term investments...........................................             (321)                (195)
      Purchase of non-consolidated real estate businesses.........................           (2,500)              (9,500)
      Payment of prepetition claims...............................................               --                  (19)
      Issuance of note receivable.................................................             (500)                  --
                                                                                         ----------           ----------
Net cash provided from (used in) investing activities.............................            6,579               (6,851)
                                                                                         ----------           ----------
Cash flows used in financing activities:
      Repayment of mortgage note payable..........................................             (536)                (482)
      Exercise of warrants........................................................               91                   --
      Repurchase of Common Shares.................................................             (202)              (1,346)
                                                                                         ----------           ----------
Net cash used in financing activities.............................................             (647)              (1,828)
                                                                                         ----------           ----------
Net increase (decrease) in cash and cash equivalents..............................            5,002              (15,461)
Cash and cash equivalents, beginning of period....................................           66,593               82,113
                                                                                         ----------           ----------
Cash and cash equivalents, end of period..........................................       $   71,595           $   66,652
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

1.    PRINCIPLES OF REPORTING

      The condensed consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The condensed consolidated financial statements as of September 30, 2004 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

      These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in New Valley's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

      NATURE OF OPERATIONS

      The Company is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. The Company owns, through its New Valley Realty Division, two commercial office buildings in Princeton, N.J. and a 50% interest in Koa Investors LLC ("Koa Investors"), which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Douglas Elliman Realty, LLC ("Douglas Elliman Realty"), which operates a residential real estate brokerage company in the New York metropolitan area. At September 30, 2004, Vector Group Ltd. ("Vector"), New Valley's principal stockholder, owned 58.2% of New Valley's Common Shares.

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

      New Valley holds two investments that are accounted for using the equity method. The Company does not control the decision making process or business management practices of these entities. Accordingly, New Valley relies on management of these entities to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that New Valley uses in the application of the equity method. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity entities that would have a material effect on New Valley's consolidated financial statements.

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
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,                             SEPTEMBER 30,
                                                  ------------------------------         -------------------------------
                                                     2004                2003               2004                 2003
                                                  ----------          ----------         ----------           ----------
Weighted-average common
    shares outstanding..................          22,105,609          22,117,852         22,114,213           22,155,528

Assumed exercise of stock
    options.............................              10,127               2,314              6,002                   --
                                                  ----------          ----------         ----------           ----------

Weighted-average common
    shares outstanding
    assuming dilution...................          22,115,736          22,120,166         22,120,215           22,155,528
                                                  ==========          ==========         ==========           ==========

The following stock options and warrants were outstanding during the three and nine months ended September 30, 2004 and 2003, but were not included in the computation of diluted net income (loss) per common share because either the options' exercise prices were greater than the average market price of the common shares or, in the case of net loss per common share, the effect would have been anti-dilutive during the respective periods:

                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                   --------------------------------    --------------------------------
                                        2004             2003              2004               2003
                                   --------------    --------------    --------------    --------------
Number of stock options .......           105,333           125,333           105,333           165,333
                                   --------------    --------------    --------------    --------------
Weighted-average exercise price    $         5.30    $         5.11    $         5.30    $         4.79
                                   ==============    ==============    ==============    ==============
Number of warrants ............                --        17,867,438        17,867,438        17,867,438
                                   --------------    --------------    --------------    --------------
Weighted-average exercise price    $           --    $        11.30    $        11.30    $        11.30
                                   ==============    ==============    ==============    ==============

RECLASSIFICATIONS

Certain reclassifications have been made to prior interim period financial information to conform to the current interim period presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB reached a consensus on Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. The adoption of EITF 03-1 did not have a material impact on the Company's financial position or results of operations.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      In March 2004, the FASB reached a consensus on EITF 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 provides guidance for determining whether a noncontrolling investment in a limited liability company should be accounted for using the cost method or the equity method. Companies will be required to adopt the provisions of this consensus in reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not have a material impact on the Company's financial position or results of operations.

2.    INVESTMENTS IN REAL ESTATE AND MORTGAGE NOTE PAYABLE

      The components of the Company's investments in real estate and the related non-recourse mortgage note payable collateralized by such real estate at September 30, 2004 are as follows:

Land ....................................    $  7,636
Buildings ...............................      46,622
                                             --------
        Total ...........................      54,258
Less accumulated depreciation ...........      (2,142)
                                             --------
        Investments in real estate, net .    $ 52,116
                                             ========

Mortgage note payable ...................    $ 39,374
Current portion of mortgage note payable          644
                                             --------
Mortgage note payable - long-term portion    $ 38,730
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

      In October 2004, New Valley entered into various extensions of the leases at the office buildings. As a result of the extensions, the average remaining lease term of tenants increased to approximately eight years and the major tenant, a leading drug company, increased the amount of space leased. Based on market conditions, New Valley may seek to dispose of or refinance the office buildings in the future.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

3.    INVESTMENTS IN NON-CONSOLIDATED REAL ESTATE BUSINESSES

      Residential Brokerage Business

      During 2000 and 2001, New Valley acquired for $1,744 a 37.2% ownership interest in B&H Associates of NY, doing business as Prudential Douglas Elliman Real Estate ("Realty"), formerly known as Prudential Long Island Realty, a residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Realty contributed their interests in Realty to Douglas Elliman Realty, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Realty of various ownership interests. As part of the transaction, Realty renewed for a ten-year term its franchise agreement with The Prudential Real Estate Affiliates, Inc. In October 2004, upon receipt of the required regulatory approvals, the former owners of Realty contributed to Douglas Elliman Realty their interests in the related mortgage company.

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

      New Valley accounts for its interest in Douglas Elliman Realty on the equity method and recorded income of $4,602 and $10,015 for the three and nine months ended September 30, 2004, respectively, and $1,590 and $901 for the three and nine months ended September 30, 2003, respectively, associated with Douglas Elliman Realty. New Valley's equity income from Douglas Elliman Realty for the three and nine months ended September 30, 2004 includes $313 and $932, respectively, of interest income earned by New Valley on the subordinated debt and income of $89 and $59, respectively, which represents 44% of the mortgage company's income from operations. New Valley's equity income from Douglas Elliman Realty for the three and nine months ended September 30, 2003 includes $293 and $636 of interest income earned by New Valley on the subordinated debt and income of $78 and $193, respectively, which represents 46% of the mortgage company's income from operations. New Valley's equity income in Douglas Elliman Realty during the three and nine months ended September 30, 2003 also includes New Valley's portion ($621 and $1,346, respectively) of amortization associated with Douglas Elliman's customer contracts outstanding at the acquisition date.

      Summarized financial information as of September 30, 2004, December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003, respectively, for Douglas Elliman Realty is presented below. The summarized financial information for the nine months ended September 30, 2003 includes Realty's results from operations from January 1, 2003 to September 30, 2003 and the results from operations of Douglas Elliman and its affiliated property management company from March 14, 2003 (date of acquisition) to September 30, 2003.

                                             September 30, 2004       December 31, 2003
                                             ------------------       -----------------
Cash and cash equivalents ..............        $  22,522               $  9,062
Other current assets ...................            5,339                  6,385
Property, plant and equipment, net .....           13,473                 11,310
Trademarks .............................           21,663                 21,663
Goodwill ...............................           34,427                 34,319
Other intangible assets, net ...........            3,426                  3,977
Other noncurrent assets ................            1,253                    692
Notes payable - current ................            6,984                  3,659
Other current liabilities ..............           17,203                 11,090
Notes payable - long term ..............           65,421                 72,948
Members' equity (deficiency) ...........           12,495                   (289)

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                          THREE MONTHS        THREE MONTHS          NINE MONTHS       NINE MONTHS
                                              ENDED               ENDED                ENDED              ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,
                                               2004               2003                 2004              2003
                                          -------------       -------------        -------------      ------------
Revenues............................      $      78,379       $      58,891        $     211,779      $    123,768
Costs and expenses..................             67,265              52,700              185,565           115,123
Depreciation expense................              1,102                 989                3,251             2,252
Amortization expense................                150               1,355                  600             3,098
Interest expense, net...............              1,462               1,474                4,315             3,218
Other income........................                 --                  67                   --                67
                                          -------------       -------------        -------------      ------------
Net income..........................      $       8,400       $       2,440        $      18,048      $        144
                                          =============       =============        =============      ============

      The Company received cash distributions from Douglas Elliman Realty of $2,205 and $3,443 for the three and nine months ended September 30, 2004, respectively, and $243 and $670 for the three and nine months ended September 30, 2003, respectively. The cash distributions consisted primarily of tax distributions and interest payments received on the subordinated note.

      Hawaiian Hotel

      In 2001, together with developer Brickman Associates and other investors, New Valley acquired control of the former Kona Surf Hotel in Kailua-Kona, Hawaii. Following a major renovation, the property is reopening in the fourth quarter 2004 as the Sheraton Keauhou Bay Resort & Spa, a four star resort with approximately 525 rooms. In April 2004, a subsidiary of Koa Investors LLC, the owner of the hotel, closed on a $57,000 construction loan to finance the renovation.

      The Company, which holds a 50% interest in Koa Investors, had invested $9,900 in the project and had committed to make additional investments of up to $2,600 at September 30, 2004. In the event that Koa Investors makes distributions of cash, the Company is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual 12% internal rate of return ("IRR"), compounded on a quarterly basis. The Company is then entitled to 35% of subsequent cash distributions until it has achieved an annual 25% IRR. The Company is then entitled to 30% of subsequent cash distributions until it has achieved an annual 35% IRR. After the Company has achieved an annual 35% IRR, the Company is then entitled to 25% of subsequent cash distributions.

      The Company accounts for its interest in Koa Investors under the equity method and recorded losses of $63 and $63 for the three months ended September 30, 2004 and 2003, respectively, and losses of $188 and $265 for the nine months ended September 30, 2004 and 2003, respectively, associated with the property. Koa Investors' losses primarily represent management fees. Koa Investors capitalizes substantially all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will experience operating losses during its opening phase.

      4. INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities classified as available for sale are carried at fair value, with net unrealized gains (losses) included as a component of stockholders' equity. The Company had realized gains (losses) on sales of investment securities available for sale of $288 and $5,467 for the three and nine months ended September 30, 2004, respectively, and $443 and $518 for the three and nine months ended September 30, 2003, respectively.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      The components of investment securities available for sale, which were all equity securities, at September 30, 2004 are as follows:

                                                                            GROSS            GROSS
                                                                          UNREALIZED       UNREALIZED          FAIR
                                                             COST           GAIN              LOSS             VALUE
                                                            ------        ----------       ----------         -------
Equity securities.....................................      $7,664        $    3,500       $      406         $10,758

5.    LONG-TERM INVESTMENTS

      At September 30, 2004, long-term investments consisted primarily of investments in limited partnerships of $2,332, which are accounted for at historical cost. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $11,172 based on the indicated market values of the underlying investment portfolio provided by the partnerships. The Company's estimate of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships up to an aggregate of $810 at September 30, 2004. The Company's investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The Company recognized gains of $33 and $146 for the three and nine months ended September 30, 2004 and $0 and $88 for the three and nine months ended September 30, 2003, respectively, related to the liquidation of one of its limited partnership investments.

6.    LADENBURG THALMANN FINANCIAL SERVICES INC.

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

      The $8,010 convertible promissory note due December 31, 2005 issued to the Company in connection with the acquisition bears interest at 7.5% per annum, is convertible into 3,844,216 shares of Ladenburg Thalmann Financial Services common stock and is secured by a pledge of the Ladenburg Thalmann & Co. stock. In June 2002, the Company, together with other holders of Ladenburg Thalmann Financial Services' convertible notes, agreed with Ladenburg Thalmann Financial Services to forbear until May 15, 2003 payment of the interest due to them under the convertible notes on the interest payment dates commencing June 30, 2002 through March 31, 2003. The holders of the convertible notes subsequently agreed to extend the interest forbearance period to May 13, 2005 with respect to interest payments due through March 31, 2005. Interest on the deferred amounts accrues at 8.0% per annum on the notes held by the Company.

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

      The note conversion transaction is subject to approval by the Ladenburg Thalmann Financial Services shareholders and to other conditions, including the absence of any material adverse change. The Company, several shareholders of Ladenburg Thalmann Financial Services affiliated with the Company and the other holder of the convertible notes have committed to vote their shares of common stock of Ladenburg Thalmann Financial Services at its shareholder meeting in accordance with the vote of a majority of votes cast at the meeting excluding the shares held by such parties. At the closing, the Company's note, representing approximately $9,620 of principal and accrued interest, would be converted into approximately 8,745,000 shares of common stock of Ladenburg Thalmann Financial Services. The Company currently intends to distribute to its stockholders shares of common stock of Ladenburg Thalmann Financial Services issued to the Company pursuant to the conversion agreement.

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

      After the conversion of the $8,010 convertible note, New Valley would continue to hold $5,000 principal amount of notes receivable and related interest receivable of $621 at September 30, 2004 from Ladenburg Thalmann Financial Services, which are due December 31, 2006 and bear interest at 1% above the prime rate. These notes are subordinate to approximately $2,000 of Ladenburg Thalmann Financial Services's debt to an affiliate of its clearing broker and were written-off in the third quarter of 2002, based on the then current trends in the broker-dealer industry and Ladenburg Thalmann Financial Services's operating results and liquidity needs. Accordingly, the carrying value of the notes and interest receivable was $0 as of September 30, 2004.

      In September and November 2004, Ladenburg Thalmann Financial Services borrowed a total of $1,750 from New Valley ($500 outstanding at September 30, 2004). The loans, which bear interest at 2% above prime, are due on the earlier of January 15, 2006 or the tenth business day following the completion of one or more debt or equity financings where Ladenburg Thalmann Financial Services receives at least $10,000 in total proceeds.

7.    OTHER LONG-TERM LIABILITIES

      The components of other long-term liabilities, excluding New Valley's mortgage note payable, at September 30, 2004 are as follows:

                                                                               LONG-TERM           CURRENT
                                                                                PORTION            PORTION
                                                                                -------            -------
           Retiree and disability obligations......................            $   2,443           $   500
           Other long-term liabilities.............................                  166                --
                                                                               ---------           -------
           Total other long-term liabilities.......................            $   2,609           $   500
                                                                               =========           =======

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

      The Company has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995. If the state taxing authority were to prevail, New Valley would owe approximately $7,950, including interest, at September 30, 2004. An initial administrative hearing was held in December 2003, and the hearing officer has not yet ruled. If New Valley is unsuccessful in the initial administrative hearing, it may request an additional administrative hearing prior to challenging the notice of proposed assessment in court. No assurances can be given that the Company will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements at September 30, 2004.

      Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      As of September 30, 2004, New Valley had $600 of prepetition bankruptcy-related claims. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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

      In 1994, the Company commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley's former Western Union satellite business. The Company had a contract with NASA to launch two Westar satellites. The first satellite was launched in 1984, and the second was scheduled to be launched in 1986. Following the explosion of the space shuttle Challenger in January 1986, the President of the United States announced a change in the government's policy regarding commercial satellite launches, and the Company's satellite was not launched. As a result, the Company sued the government for breach of contract seeking damages of approximately $34,000. In 1995, the United States Court of Federal Claims granted the

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      government's motion to dismiss and, in 1997, the United States Court of Appeals for the Federal Circuit reversed and remanded the case. Trial of the case was completed in New York federal court in August 2004 and the parties are awaiting the ruling of the court.

9.    WARRANTS

      On June 14, 2004, warrants to purchase 17,859,354 Common Shares expired. The warrants were issued in connection with the Company's 1999 recapitalization. A total of 8,084 warrants were exercised during 2004 prior to the expiration of the warrants.

10.   BUSINESS SEGMENT INFORMATION

      The following table presents certain financial information of the Company's operations before taxes and minority interests as of and for the three and nine months ended September 30, 2004 and 2003.

                                                                              CORPORATE
                                                        REAL ESTATE           AND OTHER               TOTAL
                                                        -----------           ---------             ---------
Three months ended September 30, 2004
Revenues......................................           $  1,809             $      --             $   1,809
Other results from operations.................              4,085                   539                 4,624
Operating income (loss) before
   taxes and minority interests...............              5,063                (2,721)                2,342
Depreciation and amortization.................                323                    --                   323

Three months ended September 30, 2003
Revenues......................................           $  1,797                  $ --             $   1,797
Other results from operations.................              1,179                   629                 1,808
Operating income (loss) before
   taxes and minority interests...............              2,138                (1,966)                  172
Depreciation and amortization.................                320                    --                   320

Nine months ended September 30, 2004
Revenues......................................           $  5,401             $      --             $   5,401
Other results from operations.................              8,734                 6,275                15,009
Operating income (loss) before
   taxes and minority interests...............             11,570                (2,623)                8,947
Depreciation and amortization.................                969                    --                   969
Capital expenditures..........................                 --                    --                    --

Nine months ended September 30, 2003
Revenues......................................           $  5,373             $      --             $   5,373
Other results from
Other results from operations.................               (443)                1,203                   760
Operating income (loss) before
   taxes and minority interests...............              2,424                (7,146)               (4,722)
Depreciation and amortization.................                962                    --                   962
Capital expenditures..........................                 --                    --                    --

Identifiable assets
September 30, 2004............................           $ 82,652             $  84,205             $ 166,857
September 30, 2003............................             73,298                88,264               161,562

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

11.   COMPREHENSIVE INCOME

      Comprehensive income of the Company includes net income (loss) and net changes in the value of investment securities available for sale that have not been included in net income (loss). Comprehensive income for the three and nine months ended September 30, 2004 and 2003 is as follows:

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                           ---------------------------        ---------------------------
                                             2004              2003             2004               2003
                                           ---------         ---------        ---------         ---------
Net income (loss) .................        $   2,278         $     172        $   8,833         $  (4,718)
Net change in unrealized gain
    on investment securities ......           (1,174)              813           (3,317)            7,637
                                           ---------         ---------        ---------         ---------

    Comprehensive income ..........        $   1,104         $     985        $   5,516         $   2,919
                                           =========         =========        =========         =========

11.   STOCK OPTION PLANS

      The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income to the extent options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and nine months ended September 30, 2004 and 2003, respectively.

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -------------------------         -------------------------
                                                    2004             2003             2004             2003
                                                  --------         --------         --------         --------
Net income (loss) applicable to
    Common Shares, as reported ...........        $  2,278         $    172         $  8,833         $ (4,718)
Deduct: Amortization of fair value of
    New Valley option grants .............             (12)             (13)             (37)             (38)
Deduct: Amortization of fair value of
    Vector option grants, net ............              --             (170)              --             (510)
                                                  --------         --------         --------         --------
Net income (loss) applicable to Common
    Shares, as adjusted ..................        $  2,266         $    (11)        $  8,796         $ (5,266)
                                                  ========         ========         ========         ========
Adjusted net income (loss) per share-
    basic and diluted ....................        $   0.10         $  (0.00)        $   0.40         $  (0.24)
                                                  ========         ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INTRODUCTION

      New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. New Valley owns, through its New Valley Realty Division, two commercial office buildings in Princeton, N.J. and a 50% interest in Koa Investors LLC, which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. New Valley also holds a 50% interest in Douglas Elliman Realty, LLC, which operates a residential real estate brokerage company in the New York metropolitan area.

RECENT DEVELOPMENTS

      Expiration of Warrants. On June 14, 2004, warrants to purchase 17,859,354 Common Shares expired. The warrants were issued in connection with the Company's 1999 recapitalization. A total of 8,084 warrants were exercised during 2004 prior to the expiration of the warrants.

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

      The note conversion transaction is subject to approval by the Ladenburg Thalmann Financial Services shareholders and to other conditions, including the absence of any material adverse change. New Valley, several shareholders of Ladenburg Thalmann Financial Services affiliated with New Valley and the other holder of the convertible notes have committed to vote their shares of common stock of Ladenburg Thalmann Financial Services at its shareholder meeting in accordance with the vote of a majority of votes cast at the meeting excluding the shares held by such parties. At the closing, New Valley's note, representing approximately $9,620 of principal and accrued interest, would be converted into approximately 8,745,000 shares of Ladenburg Thalmann Financial Services common stock. At September 30, 2004, the Ladenburg notes and interest receivable were carried on New Valley's consolidated balance sheet at $0. New Valley currently intends to distribute to its stockholders shares of Ladenburg Thalmann Financial Services common stock issued to New Valley pursuant to the conversion agreement.

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

      In September and November 2004, Ladenburg Thalmann Financial Services borrowed a total of $1,750 from New Valley ($500 outstanding at September 30, 2004). The loans, which bear interest at 2% above prime, are due on the earlier of January 15, 2006 or the tenth business day following the completion of one or more debt or equity financings where Ladenburg Thalmann Financial Services receives at least $10,000 in total proceeds.

      Hawaiian Hotel. New Valley holds a 50% interest in Koa Investors which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property is reopening in the fourth quarter of 2004 as a four star resort with approximately 525 rooms.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Douglas Elliman Realty, LLC. During 2000 and 2001, New Valley acquired for $1,744 a 37.2% ownership interest in Prudential Douglas Elliman Real Estate, formerly known as Prudential Long Island Realty, the largest independently owned and operated residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company, Preferred Empire Mortgage Company. In December 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. As part of the transaction, Prudential Douglas Elliman Real Estate renewed its franchise agreement with The Prudential Real Estate Affiliates, Inc. for an additional ten-year term. In October 2004, upon receipt of required regulatory approvals, the former owners of Douglas Elliman Realty contributed to Douglas Elliman Realty their interests in the related mortgage company.

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

      Investment securities available for sale. At September 30, 2004, New Valley had investment securities available for sale of $10,758. New Valley classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses are included in other results from operations. The cost of securities sold is determined based on average cost. Gains are recognized when realized in New Valley's consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. New Valley's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of New Valley's marketable securities, it is New Valley's policy to record an impairment charge with respect to such investment in the Company's consolidated statements of operations.

      Investments in Non-Consolidated Real Estate Businesses. New Valley accounts for its 50% interest in Douglas Elliman Realty and in Koa Investors on the equity method because it has a significant, but less than controlling, interest in these entities. New Valley records its investments in these entities in its consolidated balance sheets as "Investments in non-consolidated real estate businesses" and its share of the entities' income or loss as "Equity income from non-consolidated real estate businesses". Judgment is required in determining controlling interest. Factors considered by New Valley in determining whether it has significant influence or has control include risk and reward sharing, experience and financial condition of the other investors, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. However, New

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Valley's consolidated net income or loss for the period and its stockholders' equity at the end of the period are the same whether its investments in these entities are accounted for under the equity method or these entities are consolidated. Because New Valley does not control the decision-making process or business management practices of these entities, it relies on management of these entities to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that New Valley uses in the application of the equity method. New Valley is not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on New Valley's consolidated financial statements.

      Long-Term Investments. At September 30, 2004, New Valley had long-term investments of $2,332 which principally represented investments in various limited partnerships. The principal business of the limited partnerships is investing in investment securities and real estate. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its consolidated statements of operations.

      Income Taxes. The year 2000 was the only year out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated federal tax net operating loss, or NOL, carry forwards of approximately $158,100 as of September 30, 2004 and capital loss carry forwards of $1,500 which expire at various dates from 2006 through 2023. New Valley also has approximately $13,600 of alternative minimum tax credit carry forwards as of September 30, 2004, which may be carried forward indefinitely under current U.S. tax law. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax asset associated with these loss carry forwards if it is "more likely than not" that New Valley will not be able to utilize it to offset future taxes. Due to the size of the loss carry forwards in relation to New Valley's history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional operating companies, New Valley has not recognized any of this net deferred tax asset. New Valley currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

      For the three and nine months ended September 30, 2004 and 2003, New Valley's results of operations include the accounts of its two office buildings, its primary real estate operating unit. Equity income from New Valley's 50% interests in Douglas Elliman Realty and Koa Investors is included in other income (loss) from real estate activities.

                                                     THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------        ---------------------------------
                                                       2004                   2003             2004                    2003
                                                     --------               ---------        --------                ---------
Real estate:
    Revenues................................         $  1,809               $   1,797        $  5,401                $   5,373
    Expenses................................              831                     838           2,565                    2,506
    Other results from operations...........            4,085                   1,179           8,734                     (443)
                                                     --------               ---------        --------                ---------
    Operating income before
        taxes and minority interests........         $  5,063               $   2,138        $ 11,570                $   2,424
                                                     ========               =========        ========                =========
Corporate and other:
    Revenues................................         $     --               $      --        $     --                $      --
    Expenses................................            3,260                   2,595           8,898                    8,349
    Other results from operations ..........              539                     629           6,275                    1,203
                                                     --------               ---------        --------                ---------
    Operating loss before taxes
        and minority interests..............         $ (2,721)              $  (1,966)       $ (2,623)               $  (7,146)
                                                     ========               =========        ========                =========

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

    Real Estate

      Revenues from real estate operations were $1,809 for the three months ended September 30, 2004 versus $1,797 for the same period in 2003. Expenses from real estate operations for the three months ended September 30, 2004 were $831 compared to $838 for the same period in 2003.

      Other income from real estate activities for the three months ended September 30, 2004 consisted of equity income from non-consolidated real estate businesses of $4,539 and interest expense of $454. The equity income resulted from income of $4,602 from Douglas Elliman Realty offset by a loss of $63 related to New Valley's investment in Koa Investors. The principal source of Douglas Elliman Realty's revenues and profitability is commissions earned on residential property sales in the New York metropolitan area, which experienced high levels of residential sales activity and real estate prices during the first nine months of 2004. In addition to the strength in the New York metropolitan residential real estate market, the second and third quarters are generally the most profitable quarters for Douglas Elliman Realty as it recognizes revenue on closing of the underlying real estate sale. Revenue recognized by Douglas Elliman Realty in these quarters includes closings of residential property sales that were contracted during the spring and summer months, which is its principal selling season. A downturn in the residential real estate market or economic conditions in the New York metropolitan region could have a material adverse effect on Douglas Elliman Realty and New Valley's investment in that company. Koa Investors' loss primarily represents management fees. Koa Investors capitalizes substantially all costs related to the acquisition and development of the Hawaii property, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will experience operating losses during its opening phase.

      Other income from real estate activities for the three months ended September 30, 2003 consisted of equity income from non-consolidated real estate businesses of $1,527 and interest expense of $348. The equity income resulted from income of $1,590 from Douglas Elliman Realty offset by a loss of $63 related to New Valley's investment in Koa Investors. New Valley's equity income in Douglas Elliman Realty for the three months ended September 30, 2003 was reduced by New Valley's portion ($620) of amortization expense associated with Douglas Elliman's customer contracts outstanding at the acquisition date. Koa Investors' loss primarily represents management fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        Corporate and other

        Corporate and other expenses of $3,260 for the three months ended September 30, 2004 consisted primarily of employee compensation and benefits of $1,971 and legal expense of $583. Corporate and other expenses of $2,595 for the quarter ended September 30, 2003 consisted primarily of employee compensation and benefits of $1,472 and legal expense of $342. The increase in corporate expenses in 2004 was primarily due to increased compensation expense, legal expense and other overhead expenses associated with maintaining a public company. The increase in legal expense related primarily to litigation expenses associated with the Company's action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley's former Western Union satellite business. Trial of the case was completed in New York federal court in August 2004 and the parties are awaiting the ruling of the court.

        For the three months ended September 30, 2004, New Valley's other income of $539 from corporate and other activities consisted primarily of gains on sales of investments of $321 and interest and dividend income of $219. For the three months ended September 30, 2003, New Valley's other income of $629 from corporate and other activities consisted primarily of interest and dividend income.

        The income tax provision for the three months ended September 30, 2004 related to alternative minimum tax and state income tax expense. There was no income tax provision for the three months ended September 30, 2003. The effective tax rates do not bear a customary relationship with pre-tax accounting income principally as a consequence of the Company's use of net operating loss carry forwards and a change in the valuation allowance relating to deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

     Real Estate

        Revenues from real estate operations were $5,401 for the nine months ended September 30, 2004 versus $5,373 for the same period in 2003. Expenses from real estate operations for the nine months ended September 30, 2004 were $2,565 compared to $2,506 for the same period in 2003.

        Other income from real estate activities for the nine months ended September 30, 2004 consisted of equity income from non-consolidated real estate businesses of $9,827 and interest expense of $1,093. The equity income resulted from income of $10,015 from Douglas Elliman Realty offset by a loss of $188 related to New Valley's investment in Koa Investors. The principal source of Douglas Elliman Realty's revenues and profitability is commissions earned on residential property sales in the New York metropolitan area, which experienced high levels of residential sales activity and real estate prices during the first nine months of 2004. A downturn in the residential real estate market or economic conditions in the New York metropolitan region could have a material adverse effect on Douglas Elliman Realty and New Valley's investment in that company. Koa Investors' loss primarily represents management fees. Koa Investors capitalizes substantially all costs related to the acquisition and development of the Hawaii property, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will experience operating losses during its opening phase.

        Other loss from real estate activities for the nine months ended September 30, 2003 consisted of equity income from non-consolidated real estate businesses of $636 and interest expense of $1,079. The equity income resulted from income of $901 from Douglas Elliman Realty offset by a loss of $265 related to New Valley's investment in Koa Investors. New Valley's equity loss in Douglas Elliman Realty for the nine months ended September 30, 2003 includes New Valley's portion ($1,346) of amortization associated with Douglas Elliman's customer contracts outstanding at the acquisition date. Koa Investors' loss primarily represents management fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Corporate and other

      Corporate and other expenses of $8,898 for the nine months ended September 30, 2004 consisted primarily of employee compensation and benefits of $5,300 and legal expense of $1,170 . Corporate and other expenses of $8,349 for the 2003 period consisted primarily of employee compensation and benefits of $4,511 and legal expenses of $1,530. The decrease in legal expenses in 2004 was primarily due the absence of legal expenses incurred in 2003 related to a proposed acquisition by New Valley which was not consummated offset by increased litigation expenses in 2004 related to the lawsuit in New York federal court. The decrease in legal expenses during the 2004 period was offset by increases in compensation expense, franchise taxes and other overhead expenses associated with maintaining a public company.

      For the nine months ended September 30, 2004, New Valley's income of $6,275 from corporate and other activities consisted primarily of gains from the sales of investments of $5,613 and interest and dividend income of $674. For the nine months ended September 30, 2003, New Valley's income of $1,203 from corporate and other activities consisted of interest and dividend income of $576 and net gains from the sale of investments of $606.

      The income tax provision for the nine months ended September 30, 2004 related to alternative minimum tax and state income tax expense. There was no income tax provision for the nine months ended September 30, 2003. The effective tax rates do not bear a customary relationship with pre-tax accounting income principally as a consequence of the Company's use of net operating loss carry forwards and a change in the valuation allowance relating to deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended September 30, 2004, New Valley's cash and cash equivalents increased from $66,593 to $71,595 due primarily to the sales of marketable securities of $ 9,336 offset by investments in non-consolidated real estate businesses of $2,500 and cash used in operations of $930.

      Cash used in operating activities for the nine months ended September 30, 2004 was $930 compared with $6,782 for the nine months ended September 30, 2003. The difference is primarily due to decreases in payments of accounts payable and accrued liabilities in the 2004 period as compared to the 2003 period and increases in distributions received from Douglas Elliman Realty, comprised primarily of tax distributions and interest income received on the subordinated note, in the 2004 period as compared to the 2003 period.

      Cash provided from investing activities for the nine months ended September 30, 2004 was $6,579 compared to cash used in investing activities of $6,851 for the nine months ended September 30, 2003. The difference is primarily attributable to the net sales of marketable securities and long-term investments of $9,579 in 2004 versus $2,668 in the 2003 period and investments in non-consolidated real estate businesses in the 2003 period of $9,500.

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

      During 2000 and 2001, New Valley acquired for approximately $1,744 a 37.2% ownership interest in Prudential Douglas Elliman Real Estate, the largest independently owned and operated real estate brokerage company on Long Island, New York and a minority interest in an affiliated mortgage company. On December 19,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. In March 2003, Douglas Elliman Realty purchased the leading New York City - based residential brokerage firm, Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which had an initial principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.

      New Valley holds a 50% interest in Koa Investors which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property is reopening in the fourth quarter of 2004 as a four star resort with approximately 525 rooms. In April 2004, a subsidiary of Koa Investors closed on a $57,000 construction loan to finance the renovation. New Valley had invested $9,900 in the project and had committed to make additional investments of up to $2,600 at September 30, 2004. In the event that Koa Investors makes distributions of cash, the Company is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual 12% internal rate of return ("IRR"), compounded on a quarterly basis. The Company is then entitled to 35% of subsequent cash distributions until it has achieved an annual 25% IRR. The Company is then entitled to 30% of subsequent cash distributions until it has achieved an annual 35% IRR. After the Company has achieved an annual 35% IRR, the Company is then entitled to 25% of subsequent cash distributions.

      New Valley has also committed to make additional investments in another limited partnership of up to $810 at September 30, 2004.

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

      In March 2004, New Valley agreed, subject to Ladenburg Thalmann Financial Services' shareholder approval, to convert its convertible note into common stock. See Note 6 to the Condensed Consolidated Financial Statements. On July 20, 2004, Ladenburg Thalmann Financial Services announced that it is currently re-examining its capital needs to support its liquidity and capital base for the near term. Ladenburg Thalmann Financial Services's 2004 annual shareholders meeting, where the debt conversion agreement was to have been presented for shareholder approval, has been delayed until LTS can determine its capital needs. Upon completion of this determination, LTS will proceed with its shareholder meeting and the debt conversion agreement as management deems appropriate. In September and November 2004, Ladenburg Thalmann Financial Services borrowed a total of $1,750 from New Valley. The loans, which bear interest at 2% above prime, will be due on the earlier of January 15, 2006 or the tenth business day following the completion of one or more debt or equity financings where Ladenburg Thalmann Financial Services receives at least $10,000 in total proceeds.

      Cash flows used in financing activities were $647 for the nine months ended September 30, 2004 and $1,828 for the nine months ended September 30, 2003. The difference was primarily due to the repurchase of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

318,572 of New Valley's Common Shares for $1,346 in 2003 versus the repurchase of 43,900 Common Shares for $202 in the 2004 period.

      On June 14, 2004, warrants to purchase 17,859,354 Common Shares expired. The warrants were issued in connection with the Company's 1999 recapitalization. A total of 8,084 warrants were exercised during 2004 prior to the expiration to the warrants.

      On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of November 5, 2004, New Valley had repurchased 1,229,515 shares for approximately $4,897.

      New Valley has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995. If the state taxing authority were to prevail, New Valley would owe approximately $7,950, including interest, at September 30, 2004. An initial administrative hearing was held in December 2003, and the hearing officer has not yet ruled. If New Valley is unsuccessful in the initial administrative hearing, it may request an additional administrative hearing prior to challenging the notice of proposed assessment in court. No assurances can be given that New Valley will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements at September 30, 2004.

      As of September 30, 2004, New Valley had $600 of prepetition bankruptcy-related claims. These remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

      New Valley expects that its available capital resources will be sufficient to fund its currently anticipated cash requirements over the next 12 months, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.

NEW ACCOUNTING PRONOUNCEMENTS

      In March 2004, the FASB reached a consensus on Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. The adoption of EITF 03-1 did not have a material impact on the Company's financial position or results of operations.

      In March 2004, the FASB reached a consensus on EITF 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 provides guidance for determining whether a noncontrolling investment in a limited liability company should be accounted for using the cost method or the equity method. Companies will be required to adopt the provisions of this consensus in reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not have a material impact on the Company's financial position or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

      New Valley has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which New Valley customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by New Valley under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by New Valley and dispute resolution procedures specified in the particular contract. Further, New Valley's obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, New Valley may have recourse against third parties for certain payments

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

made by it. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of New Valley's obligations and the unique facts of each particular agreement. Historically, payments made by New Valley under these agreements have not been material. As of September 30, 2004, New Valley was not aware of any indemnification agreements that would or are reasonably likely to have a current or future material adverse effect on its financial position, results of operations or cash flows.

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

      Restricted assets of $753 and $945 at September 30, 2004 and December 31, 2003, respectively, consisted primarily of amounts held in escrow related to New Valley's real estate operations. New Valley is not aware of any material variable interest entities.

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

      Equity Price Risk

      New Valley held investment securities available for sale totaling $10,758 at September 30, 2004. Adverse market conditions could have a significant effect on the value of New Valley's investments.

      New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.

      Interest Rate Risk

      As of September 30, 2004, New Valley's outstanding debt has variable interest rates, which increases the risk of fluctuating interest rates. New Valley's exposure to market risk includes interest rate fluctuations in connection with its variable rate borrowings, which could adversely affect its cash flows. As of September 30, 2004, New Valley had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), New Valley's annual interest expense could increase or decrease by approximately $400.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

                           PART II. OTHER INFORMATION

Item  1. Legal Proceedings

         See Note 8 to the "Notes to the Condensed Quarterly Consolidated Financial Statements" in Part I, Item 1 of this Report.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

         No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended September 30, 2004. The Company's purchases of its Common Shares during the three months ended September 30, 2004 were as follows:

                                                                              Total Number          Maximum Number
                                                                               of Shares            of Shares that
                                              Total                            Purchased as           May Yet Be
                                            Number of        Average         Part of Publicly      Purchased Under
                                              Shares        Price Paid        Announced Plans         the Plans
                Period                      Purchased        per Share         or Programs           or Programs
- ----------------------------------          ---------       ----------       ----------------      ---------------
July 1 to July 31, 2004...........                 --       $       --                 --                   --

August 1 to August 31, 2004.......             43,900             4.55          1,229,515*             770,485*

Sept. 1 to Sept. 30, 2004.........                 --               --                 --                   --
                                            ---------       ----------          ---------              -------
Total.............................             43,900       $     4.55          1,229,515              770,485
                                            =========       ==========          =========              =======

- ----------
* On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time in the open market or in privately negotiated transactions depending on market conditions.

Item 6.  Exhibits

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

                                  NEW VALLEY CORPORATION
                                  (Registrant)

Date: November 9, 2004       By:  /s/J. Bryant Kirkland III
                                  -----------------------------------------
                                  J. Bryant Kirkland III
                                  Vice President, Treasurer
                                  and Chief Financial Officer