Form 10-K
period 2004-12-31
NEW VALLEY CORP
filed 2005-03-25
CIK 106374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
Commission File Number 1-2493

NEW VALLEY CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-5482050 (I.R.S. Employer Identification Number)

100 S.E. Second Street, Miami, Florida (Address of principal executive offices)	33131 (Zip Code)
(305) 579-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, $.01 par value
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐     No ☒
      The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2004 was approximately $35 million. Directors and officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.
      At March 14, 2005, there were 23,332,036 common shares outstanding.
Documents Incorporated by Reference:
      Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

PART I
Item 1.  Business
General
      New Valley Corporation, a Delaware corporation, is engaged in the real estate business and is seeking to acquire additional real estate properties and operating companies. New Valley owns a 50% interest in Douglas Elliman Realty, LLC, which operates the largest residential real estate brokerage company in the New York City metropolitan area. New Valley also holds, through its New Valley Realty Division, a 50% interest in the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. In February 2005, New Valley completed the sale of its two commercial office buildings in Princeton, N.J. The principal executive office of New Valley is located at 100 S.E. Second Street, Miami, Florida 33131, and the telephone number is (305) 579-8000.
      New Valley was originally organized under the laws of New York in 1851 and operated for many years under the name “Western Union Corporation”. In 1991, bankruptcy proceedings were commenced against New Valley. In January 1995, New Valley emerged from bankruptcy. As part of the plan of reorganization, New Valley sold the Western Union money transfer and messaging services businesses and all allowed claims in the bankruptcy were paid in full.
      Vector Group Ltd., New Valley’s principal stockholder, owned approximately 55.1% of New Valley’s common shares as of March 14, 2005.
Business Strategy
      In December 2001, New Valley completed the distribution to its stockholders of its shares in Ladenburg Thalmann Financial Services Inc., its former majority-owned subsidiary engaged in the investment banking and brokerage business. Following the distribution of the Ladenburg Thalmann Financial Services shares and the disposition of New Valley’s remaining assets in Russia in December 2001 and April 2002, New Valley has been engaged in the real estate business and holds a significant amount of cash and other investments. The business strategy of New Valley is to continue to operate its real estate business, to acquire additional real estate properties and to acquire operating companies through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means. New Valley may also seek from time to time to dispose of such businesses and properties when favorable market conditions exist. New Valley’s cash and investments (aggregating approximately $78.5 million at December 31, 2004 and $101.5 million at March 11, 2005) are available for general corporate purposes, including for acquisition purposes.
      As a result of the sale of the office buildings in February 2005, New Valley’s real estate leasing operations, which were the primary source of New Valley’s revenues in 2003 and 2004, have been treated as discontinued operations in the accompanying consolidated financial statements.
      Financial information relating to New Valley’s business segments can be found in Note 18 to the consolidated financial statements.
Douglas Elliman Realty, LLC
      During 2000 and 2001, New Valley acquired for approximately $1.7 million a 37.2% ownership interest in B&H Associates of NY, LLC, which conducts business as Prudential Douglas Elliman Real Estate, formerly known as Prudential Long Island Realty, the largest independently owned and operated real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company, Preferred Empire Mortgage Company. In December 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, LLC, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of approximately $1.4 million by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. As part of the transaction, Prudential Douglas Elliman Real Estate renewed its franchise agreement with The

Prudential Real Estate Affiliates, Inc. for an additional ten-year term. In October 2004, upon receipt of required regulatory approvals, the former owners of Douglas Elliman Realty contributed to Douglas Elliman Realty their interests in the related mortgage company and Douglas Elliman purchased the remaining interests in the mortgage company.
      In March 2003, Douglas Elliman Realty purchased the New York City–based residential brokerage firm, Douglas Elliman, LLC, formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71.25 million. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman has created the largest residential brokerage company in the New York metropolitan area. Upon closing of the acquisition, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. New Valley invested an additional $9.5 million in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which had a principal amount of $9.5 million, bears interest at 12% per annum and is due in March 2013. As part of the Douglas Elliman acquisition, Douglas Elliman Realty acquired Douglas Elliman’s affiliate, Residential Management Group LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing.
      New Valley accounts for its interest in Douglas Elliman Realty on the equity method. New Valley recorded income of $11.6 million in 2004, $1.2 million in 2003 and $0.6 million in 2002 associated with Douglas Elliman Realty. New Valley’s equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt and 44% of the mortgage company’s results from operations.
     Real Estate Brokerage Business
      Douglas Elliman Realty is engaged in the real estate brokerage business through its subsidiaries Douglas Elliman and Prudential Douglas Elliman Real Estate. The two brokerage companies have 54 offices with more than 2,800 real estate agents in the metropolitan New York area. The companies achieved combined sales of approximately $10 billion of real estate in 2004 and approximately $6.8 billion of real estate in 2003. In 2003, Douglas Elliman Realty was ranked as the ninth largest residential brokerage company in the United States based on closed sales volume by the Real Trends broker survey. Douglas Elliman Realty had revenues of $286.8 million in 2004, $179.9 million in 2003 and $59.3 million in 2002.
      Douglas Elliman was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 12 New York City offices, with more than 1,100 real estate agents, and had sales volume of approximately $5.9 billion of real estate in 2004 and approximately $4 billion in 2003.
      Prudential Douglas Elliman Real Estate is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 42 offices and more than 1,700 real estate agents. During 2004, Prudential Douglas Elliman Real Estate closed approximately 7,975 transactions, representing sales volume of approximately $4.2 billion of real estate. This compared to approximately 6,955 transactions closed in 2003, representing approximately $2.8 billion of real estate. Prudential Douglas Elliman Real Estate serves approximately 250 communities from Manhattan to Montauk.
      Douglas Elliman and Prudential Douglas Elliman Real Estate both act as a broker or agent in residential real estate transactions. In performing these services, the companies have historically represented the seller, either as the listing broker, or as a co-broker in the sale. In acting as a broker for the seller, their services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to the companies a commission, which is generally a fixed percentage of the sales price. In a co-brokered arrangement, the listing broker typically splits its commission with the other co-broker involved in the transaction. The two companies also offer buyer brokerage services. When acting as a broker for the buyer, their services include assisting the buyer in locating properties that meet the buyer’s personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services a commission is paid to the companies which also is generally a fixed percentage of the purchase price and is usually, with the consent of the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the consent of a buyer and seller, subject to certain conditions, the companies may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. Their sales and marketing services are mostly provided by licensed real estate sales associates who have entered into independent contractor agreements with the companies. The companies recognize revenue and commission expenses upon the consummation of the real estate sale.
      The two brokerage companies also offer relocation services to employers, which provide a variety of specialized services primarily concerned with facilitating the resettlement of transferred employees. These services include sales and marketing of transferees’ existing homes for their corporate employer, assistance in finding new homes, moving services, educational and school placement counseling, customized videos, property marketing assistance, rental assistance, area tours, international relocation, group move services, marketing and management of foreclosed properties, career counseling, spouse/partner employment assistance, and financial services. Clients can select these programs and services on a fee basis according to their needs.
      As part of the brokerage companies’ franchise agreement with Prudential, its subsidiaries have an agreement with Prudential Relocation Services, Inc. to provide relocation services to the Prudential network. The companies anticipate that participation in Prudential network will continue to provide new relocation opportunities with firms on a national level.
      Preferred Empire Mortgage Company is engaged in the residential mortgage brokerage business, which involves the origination of loans for one-to-four family residences. Preferred Empire primarily originates loans for purchases of properties located on Long Island and in New York City. Approximately one-half of these loans are for home sales transactions in which Prudential Douglas Elliman Real Estate acts as a broker. The term “origination” refers generally to the process of arranging mortgage financing for the purchase of property directly to the purchaser or for refinancing an existing mortgage. Preferred Empire’s revenues are generated from loan origination fees, which are generally a percentage of the original principal amount of the loan and are commonly referred to as “points”, and application and other fees paid by the borrowers. Preferred Empire recognizes mortgage origination revenues and costs when the mortgage loan is consummated.
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
      In the two brokerage companies’ traditional business of residential real estate sales and marketing, they compete primarily with multi-office independent real estate organizations and, to some extent with franchise real estate organizations, such as Century-21, ERA, RE/ MAX and Coldwell Banker. The companies believe that their major competitors in 2005 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT Inc. (whose affiliates include the New York City-based Corcoran Group) and other privately owned companies. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.

      Both companies’ relocation businesses are fully integrated with their residential real estate sales and marketing business. Accordingly, their major competitors are many of the same real estate organizations previously noted. Competition in the relocation business is likewise based primarily on level of service, reputation, personal contact and, recently to a greater degree, price.
      In its mortgage loan origination business, Preferred Empire competes with other mortgage originators, such as mortgage brokers, mortgage bankers, state and national banks, and thrift institutions. Because Preferred Empire does not fund, sell or service mortgage loans, many of Preferred Empire’s competitors for mortgage services have substantially greater resources than Preferred Empire.
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
      In Preferred Empire’s mortgage business, mortgage loan origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Additionally, there are various state laws affecting Preferred Empire’s mortgage operations, including licensing requirements and substantive limitations on the interest and fees that may be charged. States also have the right to conduct financial and regulatory audits of the loans under their jurisdiction. Preferred Empire is licensed as a mortgage broker in New York, and as a result, Preferred Empire is required to submit annual audited financial statements to the New York Commissioner of Banks and maintain a minimum net worth of $50,000. As of December 31, 2004, Preferred Empire was in compliance with these requirements.
      Neither Douglas Elliman nor Prudential Douglas Elliman Real Estate is aware of any material licensing or other government regulatory requirements governing its relocation business, except to the extent that such business also involves the rendering of real estate brokerage services, the licensing and regulation of which are described above.
     Franchises and Trade Names
      In December 2002, Prudential Douglas Elliman Real Estate renewed for an additional ten-year term its franchise agreement with The Prudential Real Estate Affiliates, Inc. and has an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, in New York for the counties of Nassau and Suffolk on Long Island. In addition, in June 2004, Prudential Douglas Elliman Real Estate was granted an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, with respect to the boroughs of Brooklyn and Queens. In March 2003, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. and has an exclusive franchise, subject to various exceptions and to meeting annual revenue thresholds, for Manhattan.
      The “Douglas Elliman” trade name is a registered trademark in the United States. The name has been synonymous with the most exacting standards of excellence in the real estate industry since Douglas Elliman’s formation in 1911. Other trademarks used extensively in Douglas Elliman’s business, which are owned by Douglas Elliman Realty and registered in the United States, include “We are New York”, “Bringing People and Places Together”, “If You Clicked Here You’d Be Home Now” and “Picture Yourself in the Perfect Home”.
      The “Prudential” name and the tagline “From Manhattan to Montauk” are used extensively in both the Prudential Douglas Elliman Real Estate and Douglas Elliman businesses. In addition, Prudential Douglas Elliman Real Estate continues to use the trade names of certain companies that it has acquired.
     Residential Property Management Business
      Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing according to a survey in the February 2004 issue of The Cooperator. Residential Management Group provides full service third-party fee management for approximately 250 properties, representing approximately 45,000 units in New York City, Nassau County, Northern New Jersey and Westchester County. The company is seeking to continue to expand its property management business in the Long Island market during 2005. Among the notable properties currently managed are the Worldwide Plaza, London Terrace and West Village Houses buildings in New York City. Residential Management Group employs approximately 250 people, of whom approximately 150 work at the company’s headquarters and the remainder at remote site offices in the New York metropolitan area. In addition to the management of its client’s properties, Residential Management Group provides ancillary services such as mortgage brokerage services, including resale and financing arrangements for cooperative and condominium corporations through third-party financial institutions, leasing brokerage services, and construction management.
New Valley Realty Division
     Office Buildings
      On December 13, 2002, New Valley completed the acquisition of two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $54.3 million. The two adjacent office buildings, located at 100 and 150 College Road West, were constructed in July 2000 and June 2001 and have a total of approximately 225,000 square feet of rentable space.
      New Valley acquired a fee simple interest in each office building (subject to certain rights of existing tenants) and in the underlying land for each property. Space in the office buildings was leased to commercial tenants and, as of December 31, 2004, the office buildings were approximately 98% occupied.
      To finance a portion of the purchase price for the office buildings, on the closing date, New Valley borrowed $40.5 million from HSBC Realty Credit Corporation (USA). The loan had a term of four years, bore interest at a floating rate of 2% above LIBOR, and was collateralized by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal was amortized to the extent of $53,635 per month during the term of the loan. The loan was prepayable without penalty and was non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.
      In October 2004, New Valley entered into various extensions of the leases at the office buildings. As a result of the extensions, the average remaining lease term of tenants increased to approximately eight years and the major tenant, a leading drug company, increased the amount of space leased.
      In February 2005, New Valley completed the sale of the two office buildings for $71.5 million to an entity advised by Falcon Real Estate Investment Company, L.P. The Company retired the outstanding mortgage ($39.2 million principal amount at December 31, 2004) at closing with the proceeds of the sale. As a result of the sale, New Valley’s real estate leasing operations have been treated as discontinued operations in the accompanying consolidated financial statements.

     Hawaiian Hotel
      In July 2001, Koa Investors, LLC, an entity owned by New Valley, developer Brickman Associates and other investors, acquired the leasehold interests in the former Kona Surf Hotel in Kailua-Kona, Hawaii in a foreclosure proceeding. New Valley, which holds a 50% interest in Koa Investors, had invested $11.9 million in the project and had committed to make additional investments of up to an aggregate of $0.6 million as of December 31, 2004. New Valley accounts for its investment in Koa Investors under the equity method and recorded losses of $1.8 million in 2004, $0.3 million in 2003 and $1.3 million in 2002 associated with the Kona Surf Hotel. Koa Investors’ losses in 2004 primarily represented losses from operations and management fees. Koa Investors’ losses in 2003 primarily represented management fees. Koa Investors’ losses in 2002 primarily represented management fees and the loss of a deposit on an adjoining golf course, which it determined not to purchase. Koa Investors capitalized substantially all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004.
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
      A subsidiary of Koa Investors has entered into an agreement with Sheraton Operating Corporation, a subsidiary of Starwood Hotels and Resorts Worldwide, Inc., for Sheraton to manage the hotel. Following a major renovation, the property reopened in the fourth quarter 2004 as the Sheraton Keauhou Bay Resort & Spa, a four star family resort with approximately 525 rooms. The renovation of the property includes comprehensive room enhancements, construction of a fresh water 13,000 square foot fantasy pool, lobby and entrance improvements, a new gym and spa, retail stores and new restaurants. A 10,000 square foot convention center, wedding chapel and other revenue producing amenities are also being restored. In April 2004, a subsidiary of Koa Investors closed on a $57 million construction loan to fund the renovation.
     Sales of Shopping Centers
      In May 2002, New Valley disposed of its remaining shopping center in Kanawha, West Virginia and recorded a gain of $0.6 million for the year ended December 31, 2002, which represented the shopping center’s negative book value, in connection with the disposal. No proceeds were received in the disposal.
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
      In March 2005, New Valley, its directors and Vector Group settled a stockholder derivative suit that alleged, among other things, that New Valley paid excessive consideration for BrookeMil in 1997. Under the settlement, which is subject to court approval, Vector will pay to New Valley $7 million, which will be recorded by New Valley upon receipt as additional paid-in-capital, and New Valley will pay legal fees and expenses, of up to $2.15 million, which have been charged to general and administrative expenses in New Valley’s consolidated statement of operations for the year ended December 31, 2004. See Note 9 to the consolidated financial statements.

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
      In December 2001, Western Realty Development sold to Andante Limited, a Bermuda company, all of its interests in Ducat Place II and the adjoining Ducat Place III site. The purchase price for the sale was approximately $42 million including the assumption of mortgage debt and payables. Of the net cash proceeds from the sale, New Valley received approximately $22 million, and Apollo received approximately $9.5 million. New Valley recorded a loss of approximately $21.8 million in connection with the sale in 2001.
     Western Realty Repin
      In June 1998, New Valley and Apollo organized Western Realty Repin to finance the acquisition and preliminary development by BrookeMil of two adjoining sites totaling 10.25 acres located in Moscow across the river from the Kremlin. The Kremlin sites were planned for development as a residential and hotel complex.
      In April 2002, New Valley sold the shares of BrookeMil for approximately $22 million before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were New Valley’s remaining real estate holdings in Russia. Under the terms of the Western Realty Repin participating loan to BrookeMil, New Valley received approximately $7.5 million of the net proceeds from the sale and Apollo received approximately $12.5 million of the proceeds. New Valley recorded a gain on the sale of real estate of approximately $8.5 million for the year ended December 31, 2002.
Former Broker-Dealer Operations
      In May 1995, New Valley acquired Ladenburg Thalmann & Co. Inc. for $25.8 million, net of cash acquired. Ladenburg Thalmann & Co. is a full service broker-dealer, which has been a member of the New York Stock Exchange since 1879. In December 1999, New Valley sold 19.9% of Ladenburg Thalmann & Co. to Berliner Effektengesellschaft AG, a German public financial holding company. New Valley received $10.2 million in cash and Berliner shares valued in accordance with the purchase agreement.
      On May 7, 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann & Co., and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. New Valley received 18,598,098 shares, $8.01 million in cash and $8.01 million principal amount of senior convertible notes due December 31, 2005. The notes issued to New Valley bore interest at 7.5% per annum and were convertible into shares of Ladenburg Thalmann Financial Services common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of Ladenburg Thalmann Financial Services common stock from the former Chairman of Ladenburg Thalmann Financial Services for $1.00 per share. To provide the funds for the acquisition of the common stock of Ladenburg Thalmann & Co., Ladenburg Thalmann Financial Services borrowed $10 million from Frost-Nevada, Limited Partnership and issued to Frost-Nevada $10 million principal amount of 8.5% senior convertible notes due December 31, 2005. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of Ladenburg Thalmann Financial Services, on a basic and fully diluted basis, respectively. Ladenburg

Thalmann Financial Services (AMEX: LTS) is registered under the Securities Act of 1934 and files periodic reports and other information with the SEC.
      In December 2001, New Valley distributed its 22,543,158 shares of Ladenburg Thalmann Financial Services common stock to holders of New Valley common shares through a special dividend. New Valley stockholders received 0.988 of a Ladenburg Thalmann Financial Services share for each share of New Valley.
      In 2002, Ladenburg Thalmann Financial Services borrowed a total of $5 million from New Valley. The loans, which bear interest at 1% above the prime rate, were due on the earlier of December 31, 2003 or the completion of one or more equity financings where Ladenburg Thalmann Financial Services received at least $5 million in total proceeds. In November 2002, New Valley agreed, in connection with a $3.5 million loan to Ladenburg Thalmann Financial Services by an affiliate of its clearing broker, to extend the maturity of its notes to December 31, 2006 and to subordinate its notes to the repayment of the loan from the clearing broker.
      New Valley evaluated its ability to collect its notes receivable and related interest from Ladenburg Thalmann Financial Services at September 30, 2002. These notes receivable included the $5 million of notes issued in 2002 and the $8.01 million convertible note issued to New Valley in May 2001. Management determined, based on the then current trends in the broker-dealer industry and Ladenburg Thalmann Financial Services’ operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13.2 million in the third quarter of 2002.
      In November 2004, New Valley entered into a debt conversion agreement with Ladenburg Thalmann Financial Services and the other remaining holder of the convertible notes. New Valley and the other holder agreed to convert their notes, with an aggregate principal amount of $18 million, together with the accrued interest, into common stock of Ladenburg Thalmann Financial Services. Pursuant to the debt conversion agreement, the conversion price of the note held by New Valley was reduced from the previous conversion price of approximately $2.08 to $0.50 per share, and New Valley and the other holder each agreed to purchase $5 million of Ladenburg Thalmann Financial Services common stock at $0.45 per share.
      The note conversion transaction was approved by the Ladenburg Thalmann Financial Services shareholders in January 2005 and closed in March 2005. At the closing, New Valley’s note, representing approximately $9.9 million of principal and accrued interest, was converted into 19,876,358 shares of Ladenburg Thalmann Financial Services common stock and New Valley purchased 11,111,111 Ladenburg Thalmann Financial Services shares.
      Ladenburg Thalmann Financial Services borrowed $1.75 million from New Valley in 2004 and an additional $1.75 million in the first quarter 2005. The loans, which bore interest at 2% above prime, were due on the earlier of January 15, 2006 or the tenth business day following the completion of one or more debt or equity financings where Ladenburg Thalmann Financial Services receives at least $10 million in total proceeds. At the closing of the note conversion agreement, New Valley delivered these notes for cancellation as partial payment for its purchase of Ladenburg Thalmann Financial Services common stock.
      On March 4, 2005, New Valley announced that it would distribute the 19,876,358 shares of Ladenburg Thalmann Financial Services common stock it acquired from the conversion of the notes to holders of New Valley common shares through a special dividend. The special dividend will be accomplished through a pro rata distribution of the Ladenburg Thalmann Financial Services shares to be paid on March 30, 2005 to holders of record as of March 18, 2005. New Valley stockholders will receive approximately 0.852 of a Ladenburg Thalmann Financial Services share for each share of New Valley.
      Following the distribution, New Valley will continue to hold the 11,111,111 shares of Ladenburg Thalmann Financial Services common stock (approximately 9.2% of the outstanding shares), the $5 million of Ladenburg Thalmann Financial Services’ notes due December 31, 2006 and a warrant to purchase 100,000 shares of its common stock at $1.00 per share.
      Howard M. Lorber and Richard J. Lampen, executive officers and directors of New Valley, and Henry C. Beinstein, a director of New Valley and Vector Group, also serve as directors of Ladenburg Thalmann

Financial Services, and Bennett S. LeBow, the Chairman and Chief Executive Officer of New Valley, served as a director of Ladenburg Thalmann Financial Services until September 2003. Victor M. Rivas, a director of New Valley, served as President and CEO of Ladenburg Thalmann Financial Services until his retirement on March 31, 2004 as an officer and director of Ladenburg Thalmann Financial Services. J. Bryant Kirkland III, New Valley’s Vice President, Treasurer and Chief Financial Officer, served as Chief Financial Officer of Ladenburg Thalmann Financial Services from June 2001 to October 2002. In 2002, Ladenburg Thalmann Financial Services accrued compensation of $0.1 million for Mr. Kirkland in connection with his services, which was paid in four quarterly installments commencing April 1, 2003. Messrs. LeBow and Lorber serve as executive officers and directors, and Mr. Lampen serves as an executive officer, of Vector Group, New Valley’s principal stockholder, and Robert J. Eide and Jeffrey S. Podell, directors of Ladenburg Thalmann Financial Services, serve as directors of Vector Group.
Other Investments
      In June 1999, New Valley’s 73% owned subsidiary, ThinkCorp Holdings Corporation, formerly known as Thinking Machines Corporation, sold substantially all of its assets, consisting of its Darwin® data mining software and services business, to Oracle Corporation. The purchase price was $4.7 million in cash at the closing of the sale and a contingent payment of up to an additional $20.3 million, based on sales by Oracle of the Darwin product above specified sales targets during the three-year period ended November 30, 2002. Oracle has informed Thinking Machines that it did not achieve the specified sales target for the 2000, 2001 and 2002 periods. In 2002, New Valley recorded a $338,000 charge related to a provision for loss on its net investment in Thinking Machines.
      At December 31, 2004, New Valley owned approximately 48% of the outstanding shares of CDSI Holdings, Inc., which completed an initial public offering in May 1997. CDSI holds a minority interest in a marketing services company that provides direct mail and telemarketing services.
      As of December 31, 2004, long-term investments consisted primarily of investments in limited partnerships and limited liability companies of $2.4 million. New Valley has committed to make an additional investment in one of these limited partnerships of up to $0.7 million.
Employees
      At December 31, 2004, New Valley had 12 full-time employees. New Valley believes that relations with its employees are satisfactory.
Available Information
      New Valley’s website address is www.newvalley.com. New Valley makes available free of charge on the Investor Relations section of its website (http://newvalley.com/invest.asp) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. New Valley also makes available through its website other reports filed with the SEC under the Exchange Act, including its proxy statements and reports filed by officers and directors under Section 16(a) of that Act. Copies of its Code of Business Conduct and Ethics and Audit Committee charter are posted on the Investor Relations section of its website. New Valley does not intend for information contained in its website to be part of this Annual Report on Form 10-K.

RISK FACTORS
New Valley is subject to risks relating to the industries in which it operates
      Risks of real estate ventures. New Valley has two significant investments, Douglas Elliman Realty and Koa Investors, which owns the Sheraton Keauhou Bay Resort & Spa (which reopened in the fourth quarter 2004), where it holds only a 50% interest. New Valley must seek approval from other parties for important actions regarding these joint ventures. Since these other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm the ventures.
      New Valley may pursue a variety of real estate development projects. Development projects are subject to special risks including potential increase in costs, changes in market demand, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.
      Risks relating to the residential brokerage business. Through its investment in Douglas Elliman Realty, New Valley is subject to the risks and uncertainties endemic to the residential brokerage business. Both Douglas Elliman and Prudential Douglas Elliman Real Estate operate as franchisees of The Prudential Real Estate Affiliates, Inc. Prudential Douglas Elliman Real Estate operates each of its offices under its franchiser’s brand name, but generally does not own any of the brand names under which it operates. The franchiser has significant rights over the use of the franchised service marks and the conduct of two brokerage companies’ business. The franchise agreements require the companies to:

•	coordinate with the franchiser on significant matters relating to their operations, including the opening and closing of offices;

•	make substantial royalty payments to the franchiser and contribute significant amounts to national advertising funds maintained by the franchiser;

•	indemnify the franchiser against losses arising out of the operations of their business under the franchise agreements; and

•	maintain standards and comply with guidelines relating to their operations which are applicable to all franchisees of the franchiser’s real estate franchise system.
      The franchiser has the right to terminate Douglas Elliman’s and Prudential Douglas Elliman Real Estate’s franchises, upon the occurrence of certain events, including a bankruptcy or insolvency event, a change in control, a transfer of rights under the franchise agreement and a failure to promptly pay amounts due under the franchise agreements. A termination of Douglas Elliman’s or Prudential Douglas Elliman Real Estate’s franchise agreement could adversely affect New Valley’s investment in Douglas Elliman Realty.
      The franchise agreements grant Douglas Elliman and Prudential Douglas Elliman Real Estate exclusive franchises in New York for the counties of Nassau and Suffolk on Long Island and for Manhattan, Brooklyn and Queens, subject to various exceptions and to meeting specified annual revenue thresholds. If the two companies fail to achieve these levels of revenues for two consecutive years or otherwise materially breach the franchise agreements, the franchisor would have the right to terminate their exclusivity rights. A loss of these rights could have a material adverse on Douglas Elliman Realty.
      Interest rates in the United States are currently at historically low levels. The low interest rate environment in recent years has significantly contributed to high levels of existing home sales and residential prices and has positively impacted Douglas Elliman Realty’s operating results. However, the residential real estate market tends to be cyclical and typically is affected by changes in the general economic conditions that are beyond Douglas Elliman Realty’s control. Any of the following could have a material adverse effect on

Douglas Elliman Realty’s residential business by causing a general decline in the number of home sales and/or prices, which in turn, could adversely affect its revenues and profitability:

•	periods of economic slowdown or recession;

•	a change in the current low interest rate environment resulting in rising interest rates;

•	decreasing home ownership rates; or

•	declining demand for real estate.
      All of Douglas Elliman Realty’s current operations are located in the New York metropolitan area. Local and regional economic conditions in this market could differ materially from prevailing conditions in other parts of the country. A downturn in the residential real estate market or economic conditions in that region could have a material adverse effect on Douglas Elliman Realty and New Valley’s investment in that company.
New Valley’s potential investments are unidentified and may not succeed
      New Valley currently holds a significant amount of cash and marketable securities not committed to any specific investments. This subjects a holder of New Valley’s common shares to increased risk and uncertainty because the holder will not be able to evaluate how this cash will be invested and the economic merits of particular investments. There may be substantial delay in locating suitable investment opportunities. In addition, New Valley may lack relevant management experience in the areas in which New Valley may invest. There is a risk that New Valley will fail in targeting, consummating or effectively managing any of these investments.
New Valley may become subject to burdensome regulation under the Investment Company Act
      The Investment Company Act and its regulations generally impose substantive restrictions on a company that owns “investment securities” having a value in excess of 40% of the company’s “total assets”. Following the distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia, New Valley was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2, which expired on December 19, 2002. Prior to that time, through New Valley’s acquisition of the two office buildings in Princeton, N.J. and the increase to 50% of its ownership in Douglas Elliman Realty, New Valley was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, New Valley is required to determine the value of its total assets for purposes of the 40% threshold based on “market” or “fair” values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If New Valley were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management. For example, it would be prohibited from entering into principal transactions and joint transactions with affiliates. It would also be prohibited from issuing convertible securities and options and would be subject to limitations on leverage.
New Valley’s management does not devote its full time to New Valley’s affairs
      New Valley is dependent upon the services of Bennett S. LeBow, the Chairman of the Board and Chief Executive Officer of New Valley, and Howard M. Lorber, President and Chief Operating Officer. The loss to New Valley of Mr. LeBow or Mr. Lorber could harm New Valley. In addition, management divides its time between New Valley and Vector Group and, consequently, does not spend its full time on New Valley business.

Vector Group controls a majority of New Valley’s shares
      Vector Group currently owns approximately 55.1% of the outstanding common shares of New Valley. As holder of the absolute majority of the common shares, Vector Group is able to elect all of New Valley’s directors and control the management of New Valley. Also, Vector Group’s ownership of common shares makes it impossible for a third party to acquire control of New Valley without the consent of Vector Group and therefore may discourage third parties from seeking to acquire New Valley. A third party would have to negotiate any such transaction with Vector Group, and the interests of Vector may be different from the interests of other New Valley stockholders. This may depress the price of the common shares.
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
The market for New Valley’s common shares is relatively illiquid
      New Valley completed a plan of recapitalization in June 1999 that made far-reaching changes in New Valley’s capital structure. Although New Valley’s common shares began trading on the Nasdaq SmallCap Market in September 2000, the liquidity of their trading market has remained limited. New Valley has not declared a cash dividend on the common shares since 1984, and does not currently intend to pay such dividends in the foreseeable future.
Item 2.  Properties
      New Valley’s principal executive office is in Miami, Florida, where it shares offices with Vector Group and various of their subsidiaries. New Valley has entered into an expense sharing agreement for use of such office space. New Valley’s operating properties are described above.
Item 3.  Legal Proceedings
      Reference is made to Notes 9 and 15 to the consolidated financial statements.
Item 4.  Submission of Matters to a Vote of Security-Holders; Executive Officers of the Registrant
      During the last quarter of 2004, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.
Executive Officers of the Registrant
      The table below, together with accompanying text, presents certain information regarding all current executive officers of New Valley as of March 14, 2005. There are no family relationships among the executive officers of New Valley. Each of the executive officers of New Valley serves until the election and qualification of his successor or until his death, resignation or removal by the Board of Directors of New Valley.

			Year Individual
			Became an
Name	Age	Position	Executive Officer

Bennett S. LeBow	67	Chairman of the Board and Chief Executive Officer	1988

Howard M. Lorber	56	President and Chief Operating Officer	1994
Richard J. Lampen	51	Executive Vice President and General Counsel	1995

J. Bryant Kirkland III	39	Vice President, Treasurer and Chief Financial Officer	1998

Marc N. Bell	44	Vice President, Associate General Counsel and Secretary	1998

      Bennett S. LeBow has been Chairman of the Board of New Valley since January 1988 and Chief Executive Officer thereof since November 1994. Mr. LeBow has been the Chairman of the Board and Chief Executive Officer of Vector Group, a New York Stock Exchange-listed holding company engaged in the manufacture and sale of cigarettes, since June 1990 and a director of Vector Group since October 1986, and currently holds various positions with Vector Group’s subsidiaries.
      Howard M. Lorber has been President and Chief Operating Officer of New Valley since November 1994 and serves as a director of New Valley. Since January 2001, Mr. Lorber has served as President, Chief Operating Officer and a director of Vector Group. Mr. Lorber has been Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries to qualified pension and profit sharing plans, and various of its affiliates since 1975; a stockholder and a registered representative of Aegis Capital Corp., a broker-dealer and a member firm of the National Association of Securities Dealers, since 1984; Chairman of the Board of Directors since 1990 and Chief Executive Officer since November 1993 of Nathan’s Famous, Inc., a chain of fast food restaurants; a consultant to Vector Group and its subsidiaries from January 1994 to January 2001; a director of United Capital Corp., a real estate investment and diversified manufacturing company, since May 1991; and Chairman of the Board of Ladenburg Thalmann Financial Services since May 2001. He is also a trustee of Long Island University.
      Richard J. Lampen has been Executive Vice President and General Counsel of New Valley since October 1995 and serves as a director of New Valley. Since July 1996, Mr. Lampen has served as Executive Vice President of Vector Group and since November 1998 as President and Chief Executive Officer of CDSI. Mr. Lampen is a director of CDSI and Ladenburg Thalmann Financial Services. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music, Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc.
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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      New Valley’s common shares are traded on the NASDAQ SmallCap Market under the symbol NVAL. The following table sets forth, for the calendar quarters indicated, the range of per share prices for the common shares as quoted on the NASDAQ SmallCap Market.

Year	High	Low

2004:
Fourth Quarter	$6.78	$4.68
Third Quarter	5.25	3.70
Second Quarter	4.69	3.66
First Quarter	4.34	4.00

2003:
Fourth Quarter	$4.44	$3.60
Third Quarter	4.53	3.71
Second Quarter	5.00	3.11
First Quarter	4.74	3.18
Holders
      At March 8, 2005, there were approximately 10,540 holders of record of the common shares.
Dividends
      No cash dividends were paid on the common shares in 2004 or 2003.
Recent Sales of Unregistered Securities
      No securities of New Valley, which were not registered under the Securities Act of 1933, have been issued or sold by New Valley during the three months ended December 31, 2004.
Issuer Purchases of Equity Securities
      No securities of New Valley were repurchased by New Valley or its affiliated purchasers during the fourth quarter of 2004.

Item 6.  Selected Financial Data

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share amounts)
Operating Results:
Total revenues	$—	$—	$661	$9,966	$3,199
Total costs and expenses	13,773	11,901	14,391	22,930	18,612
Other results from continuing operations	19,227	3,873	(8,446)	(3,071)	51,138

Income (loss) from continuing operations before income taxes and minority interests	5,454	(8,028)	(22,176)	(16,035)	35,725
Income tax (benefit) provision	(13,861)	(952)	(46)	260	—
Minority interests in income (loss) from continuing operations of consolidated subsidiaries	5	(20)	(151)	(594)	(323)

Income (loss) from continuing operations	19,310	(7,056)	(21,979)	(15,701)	36,048
Discontinued operations:
Income (loss) from discontinued operations	1,220	1,394	67	(5,829)	5,002
Gain on disposal of discontinued operations	5,927	—	—	4,346	17,879

Income (loss) from discontinued operations	7,147	1,394	67	(1,483)	22,881

Net income (loss) applicable to common shares	$26,457	$(5,662)	$(21,912)	$(17,184)	$58,929

Per common and equivalent share:
Basic:
Income (loss) from continuing operations	$0.87	$(0.32)	$(0.96)	$(0.69)	$1.57
Income (loss) from discontinued operations	0.33	0.06	—	(0.06)	0.99
Net income (loss) per common share	1.20	(0.26)	(0.96)	(0.75)	2.56
Diluted:
Income (loss) from continuing operations	$0.87	$(0.32)	$(0.96)	$(0.69)	$1.56
Income (loss) from discontinued operations	0.33	0.06	—	(0.06)	0.99
Net income (loss) per common share	1.20	(0.26)	(0.96)	(0.75)	2.55
Cash dividends declared	—	—	—	—	—
Book value	$5.69	$4.69	$4.59	$5.63	$6.54
Balance Sheet Data:
Total assets	$175,178	$161,896	$163,548	$162,698	$263,130
Long-term notes payable	38,569	39,266	39,856	11,142	11,900
Prepetition claims(a)	300	600	674	2,700	10,229
Stockholders’ equity	125,636	103,748	103,057	128,480	149,685
Working capital(b)	82,877	70,986	80,159	113,628	72,720

(a)	Represents prepetition claims against New Valley in its bankruptcy case. See Note 15 to the consolidated financial statements.

(b)	Working capital represents current assets less current liabilities on the New Valley consolidated balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)
Introduction
      New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. New Valley owns a 50% interest in Douglas Elliman Realty, LLC, which operates the largest residential real estate brokerage company in the New York metropolitan area. New Valley also holds, through its New Valley Realty Division, a 50% interest in Koa Investors LLC, which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii.
      The following discussion assesses the results of operations, capital resources and liquidity of New Valley and its consolidated subsidiaries and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. The operating results of the periods presented were not significantly affected by inflation. The consolidated financial statements include the accounts of New Valley and its majority owned subsidiaries.
      New Valley’s financial statements have been affected by its complete redeployment of its assets since it emerged from bankruptcy in January 1995 in its commitment to deploy its financial resources to increase stockholder value. These transactions include:

•	the sale of the money transfer business in January 1995 and the messaging service business in October 1995. These operations generated virtually all of New Valley’s revenues before 1995;

•	the acquisition of the Ladenburg Thalmann & Co. broker-dealer business in May 1995;

•	the purchase of New Valley’s U.S. office buildings and shopping centers in January 1996 and the sale of the office buildings in September 1998 and five of the shopping centers in August 1999;

•	the acquisition of BrookeMil in January 1997;

•	the formation in February 1998 of the Western Realty Development joint venture, to which New Valley contributed a significant portion of BrookeMil’s operations;

•	the formation in June 1998 of the Western Realty Repin joint venture to provide financing to BrookeMil;

•	the sale of Western Tobacco Investments in August 2000 and New Valley’s receipt of $57,208 in sale proceeds;

•	the sale of Ladenburg Thalmann & Co. to Ladenburg Thalmann Financial Services in May 2001 for shares of Ladenburg Thalmann Financial Services, convertible notes and cash;

•	the distribution to New Valley’s stockholders of its 53.6% interest in Ladenburg Thalmann Financial Services and the sale of Western Realty Investments in December 2001. New Valley received approximately $22,000 of sale proceeds from the Western Realty Investments transaction;

•	the sale of BrookeMil for approximately $22,000, before closing expenses, in April 2002;

•	the disposal of New Valley’s remaining U.S. shopping center in May 2002;

•	the purchase of two commercial office buildings in Princeton, N.J. and the increase in New Valley’s ownership in Douglas Elliman Realty to 50% in December 2002;

•	the purchase by Douglas Elliman Realty in March 2003 of Insignia Douglas Elliman, and an affiliated property management company, for $71,250, with the investment by New Valley of an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition;

•	the major renovation of the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii, owned 50% by New Valley, which reopened in the fourth quarter of 2004 as a four star resort with approximately 525 rooms; and

•	the sale of the Princeton, N.J. office buildings in February 2005 for $71,500.
Recent Developments
      Sale of Office Buildings. In February 2005, New Valley completed the sale of the two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $71,500. The properties were subject to a nonrecourse mortgage loan due in December 2006, of which $39,213 was outstanding at December 31, 2004. New Valley retired the mortgage at closing with the proceeds of the sale. As a result of the sale, New Valley’s real estate leasing operations, which were the primary source of New Valley’s revenues in 2003 and 2004, have been treated as discontinued operations in the accompanying consolidated financial statements.
      Restricted Share Award. In January 2005, Howard M. Lorber, the President and Chief Operating Officer of New Valley, was awarded a restricted stock grant of 1,250,000 shares of New Valley’s common shares pursuant to New Valley’s 2000 Long-Term Incentive Plan. Under the terms of the award, one-seventh of the shares vest on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In the event Mr. Lorber’s employment with New Valley is terminated for any reason other than his death, his disability or a change of control of New Valley or Vector Group, any remaining balance of the shares not previously vested will be forfeited by Mr. Lorber.
      Lawsuit Settlement. In March 2005, New Valley, its directors and Vector Group settled a stockholder derivative suit that alleged, among other things, that New Valley paid excessive consideration to acquire Vector Group’s BrookeMil Ltd. subsidiary in 1997. The defendants did not admit any wrongdoing as part of the settlement, which is subject to court approval. Under the settlement, Vector Group will pay New Valley $7,000, and New Valley will pay legal fees and expenses of up to $2,150. See Note 9 to the consolidated financial statements.
      Expiration of Warrants. On June 14, 2004, warrants to purchase 17,859,354 Common Shares expired. The warrants were issued in connection with the Company’s 1999 recapitalization. A total of 8,084 warrants were exercised during 2004 prior to the expiration of the warrants.
      Ladenburg Convertible Notes. In November 2004, New Valley entered into a debt conversion agreement with Ladenburg Thalmann Financial Services and the other remaining holder of the convertible notes. New Valley and the other holder agreed to convert their notes, with an aggregate principal amount of $18,000, together with the accrued interest, into common stock of Ladenburg Thalmann Financial Services. Pursuant to the debt conversion agreement, the conversion price of the note held by New Valley was reduced from the previous conversion price of approximately $2.08 to $0.50 per share, and New Valley and the other holder each agreed to purchase $5,000 of Ladenburg Thalmann Financial Services common stock at $0.45 per share.
      The note conversion transaction was approved by the Ladenburg Thalmann Financial Services shareholders in January 2005 and closed in March 2005. At the closing, New Valley’s note, representing approximately $9,938 of principal and accrued interest, was converted into 19,876,358 shares of Ladenburg Thalmann Financial Services common stock and New Valley purchased 11,111,111 Ladenburg Thalmann Financial Services shares.
      Ladenburg Thalmann Financial Services borrowed $1,750 from New Valley in 2004 and an additional $1,750 in the first quarter 2005. At the closing of the debt conversion agreement, New Valley delivered these notes for cancellation as partial payment for its purchase of Ladenburg Thalmann Financial Services common stock.
      On March 4, 2005, New Valley announced that it would distribute the 19,876,358 shares of Ladenburg Thalmann Financial Services common stock it acquired from the conversion of the note to holders of New Valley common shares through a special dividend. The special dividend will be accomplished through a pro rata distribution of the Ladenburg Thalmann Financial Services shares to be paid on March 30, 2005 to holders of record as of March 18, 2005. New Valley stockholders will receive approximately 0.852 of a Ladenburg Thalmann Financial Services share for each share of New Valley.

      Following the distribution, New Valley will continue to hold the 11,111,111 shares of Ladenburg Thalmann Financial Services common stock (approximately 9.2% of the outstanding shares), $5,000 of Ladenburg Thalmann Financial Services’ notes due December 31, 2006 and a warrant to purchase 100,000 shares of its common stock at $1.00 per share.
      Hawaiian Hotel. New Valley holds a 50% interest in Koa Investors which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter of 2004 as a four star resort with approximately 525 rooms.
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
      In March 2003, Douglas Elliman Realty purchased the leading New York City–based residential brokerage firm, Douglas Elliman, LLC, formerly Insignia Douglas Elliman, and an affiliated property management company, for $71,250. With that acquisition, the combination of Prudential Douglas Elliman Real Estate with Douglas Elliman has created the largest residential brokerage company in the New York metropolitan area. Upon closing of the acquisition, Douglas Elliman entered into a ten-year franchise agreement with The Prudential Real Estate Affiliates, Inc. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.
      New Valley accounts for its interest in Douglas Elliman Realty on the equity method. New Valley’s equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt and 44% of the mortgage company’s results from operations.
      Gain on Disposal of Discontinued Operations. New Valley had established a liability for income taxes payable for various state taxes based on income, which totaled $11,264 as of December 31, 2003 and primarily related to taxes associated with the sale of the Company’s former Western Union money transfer business in 1994 and 1995. In February 2005, a state tax hearing officer reduced an assessment for the amount due for taxes associated with the sale to $1,589, which includes interest of $885. As a result of the ruling, the Company reduced its income taxes payable by $9,675 for the year ended December 31, 2004. The adjustment of this accrual and another accrual established during New Valley’s bankruptcy proceedings resulted in a pre-tax gain on disposal of discontinued operations of $9,975 ($5,927 after tax) for the year ended December 31, 2004. The adjustment of these accruals is classified as gain on disposal of discontinued operations since the original establishment of such accruals was similarly classified as a reduction of gain on disposal of discontinued operations.
Critical Accounting Policies
      New Valley’s consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements, which is located in Note 2. The following is a brief discussion of the more significant accounting policies and methods used by New Valley.
      General. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.
      Investment Securities Available for Sale. At December 31, 2004, New Valley had investment securities available for sale of $7,837. New Valley classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses are included in other results from continuing operations. The cost of securities sold is determined based on average cost. Gains are recognized when realized in New Valley’s consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. New Valley’s policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of New Valley’s marketable securities, it is New Valley’s policy to record an impairment charge with respect to such investment in the Company’s consolidated statements of operations. In 2002, New Valley recorded a write-down of $6,776 related to other-than-temporary declines of its investment securities.
      Investments in Non-Consolidated Real Estate Businesses. New Valley accounts for its 50% interest in Douglas Elliman Realty and in Koa Investors on the equity method because it has a significant, but less than controlling, interest in these entities. New Valley records its investments in these entities in its consolidated balance sheets as “Investments in non-consolidated real estate businesses” and its share of the entities’ income or loss as “Equity income from non-consolidated real estate businesses”. Judgment is required in determining controlling interest. Factors considered by New Valley in determining whether it has significant influence or has control include risk and reward sharing, experience and financial condition of the other investors, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. However, New Valley’s consolidated net income or loss for the period and its stockholders’ equity at the end of the period are the same whether its investments in these entities are accounted for under the equity method or these entities are consolidated. Because New Valley does not control the decision-making process or business management practices of these entities, it relies on management of these entities to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that New Valley uses in the application of the equity method. New Valley is not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on New Valley’s consolidated financial statements.
      Long-Term Investments. At December 31, 2004, New Valley had long-term investments of $2,408, which principally represented investments in various limited partnerships. The principal business of the limited partnerships is investing in investment securities and real estate. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its consolidated statements of operations.
      Income Taxes. The years 2000 and 2004 were the only years out of the last five in which New Valley has reported net income. New Valley’s losses during these and prior years have generated federal tax net operating loss, or NOL, carry forwards of approximately $160,500 as of December 31, 2004, which expire at various dates from 2006 through 2023. New Valley also has approximately $13,500 of alternative minimum tax credit carry forwards as of December 31, 2004, which may be carried forward indefinitely under current U.S. tax law. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax assets associated with these loss carry forwards if it is “more likely than not” that New Valley will not be able to utilize its deferred tax assets to offset future taxes. Prior to December 31, 2004, due to the size of the loss carry forwards in relation to New Valley’s history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional operating companies and real estate properties, New Valley had not recognized any of these net deferred tax assets. In 2004, New

Valley recognized $9,000 of deferred tax assets based on management’s belief that it is more likely than not such deferred tax assets will be realized based upon a projection of taxable income for 2005. Management will continue to monitor the Company’s unrealized deferred tax assets in the future and determine whether any additional adjustments to the valuation allowance are warranted. For example, it is possible that New Valley could report additional profits in the future at levels which cause management to conclude that it is more likely than not that it will realize additional amounts of the carry forwards. Upon reaching such a conclusion, New Valley would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 41% under current tax rates. It is also possible that New Valley may not realize in the future the deferred tax assets recorded on its balance sheet at December 31, 2004. Upon reaching such a conclusion, New Valley would immediately reduce the value of the deferred tax assets at that time and would then record an income tax provision equaling the amount of the impaired deferred tax assets. Thus, subsequent revisions to the estimated net realizable value of the deferred tax assets could cause New Valley’s provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the loss carry forwards is utilized. New Valley’s current tax provision consists of amounts due for current income, which is primarily associated with state income taxes and the federal alternative minimum tax.
Results of Operations
      For the years ended December 31, 2004, 2003 and 2002, New Valley’s results of operations include the accounts of its two office buildings, its primary real estate operating unit. Equity income from New Valley’s 50% interests in Douglas Elliman Realty and Koa Investors is included in other income from real estate activities. For the year ended December 31, 2002, BrookeMil Ltd.’s results are included in other income from real estate activities.

	Year Ended December 31,

	2004	2003	2002

Real estate:
Revenues	$—	$—	$661
Expenses	—	—	1,424
Other results from continuing operations	9,782	1,379	7,888

Operating income before taxes and minority interests	$9,782	$1,379	$7,125

Corporate and other:
Revenues	$—	$—	$—
Expenses	13,773	11,901	12,967
Other results from continuing operations	9,445	2,494	(16,334)

Operating loss before taxes and minority interests	$(4,328)	$(9,407)	$(29,301)

Income (loss) from continuing operations before income taxes and minority interests	$5,454	$(8,028)	$(22,176)

The year 2004 compared to 2003
     Real Estate
      Other income from real estate activities for the year ended December 31, 2004 consisted of equity income from non-consolidated real estate businesses of $9,782. The equity income resulted from income of $11,612 from Douglas Elliman Realty offset by a loss of $1,830 related to New Valley’s investment in Koa Investors, which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. The principal source of Douglas Elliman Realty’s revenues and profitability is commissions earned on residential property sales in the New York metropolitan area, which experienced high levels of residential sales activity and real estate prices during 2004. A downturn in the residential real estate market or economic conditions in the New York metropolitan region could have a material adverse effect on Douglas Elliman Realty and New Valley’s investment in that company.
      Other income from real estate activities for the year ended December 31, 2003 consisted of equity income from non-consolidated real estate businesses of $901 and a gain on the sale of real estate of $478. The equity income from non-consolidated real estate businesses in 2003 resulted from income of $1,228 from Douglas Elliman Realty offset by a loss of $327 related to New Valley’s investment in Koa Investors. New Valley’s equity income in Douglas Elliman Realty for the year ended December 31, 2003 was reduced by New Valley’s portion ($2,029) of amortization expense associated with Douglas Elliman’s customer contracts outstanding at the acquisition date. New Valley recorded a gain on sale of real estate of $478 for the year ended December 31, 2003 in connection with the release of a liability related to a previously disposed of property.
      Koa Investors’ loss in 2004 primarily consisted of management fees and losses from operations of the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Koa Investors’ loss in 2003 primarily represented management fees. Koa Investors capitalized substantially all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will experience operating losses during its opening phase.
     Corporate and other
      Corporate and other expenses of $13,773 for the year ended December 31, 2004 consisted primarily of employee compensation and benefits of $7,408, $2,150 of legal fees and expenses associated with the settlement of stockholder derivative suit, and other legal expenses of $1,303 with the remainder representing insurance, rent and other corporate expenses. Corporate and other expenses of $11,901 for the year ended December 31, 2003 consisted primarily of employee compensation and benefits of $7,182 and legal expense of $1,788, with the remainder representing insurance, rent and other corporate expenses. The decrease in other legal expenses in 2004 was primarily due the absence of legal expenses incurred in 2003 related to a proposed acquisition by New Valley which was not consummated, offset by increased litigation expenses in 2004 related to the trial in New York federal court of a damage action brought by the Company against the federal government in connection with an agreement to launch a satellite owned by the Corporation’s former Western Union business. The decrease in other legal expenses during the 2004 period was offset by increases in compensation expense, franchise taxes and other overhead expenses associated with maintaining a public company. Compensation expense for 2004 included a $1,500 bonus to New Valley’s President and Chief Operating Officer for his performance during 2004 and, in particular, his oversight and management of Douglas Elliman Realty LLC. This executive received a $1,500 bonus for his performance during 2003 and, in particular, his role in identifying the March 2003 acquisition and related financing of the acquisition of Douglas Elliman by New Valley’s 50%-owned investee Douglas Elliman Realty.
      For the year ended December 31, 2004, New Valley’s income of $9,445 from corporate and other activities consisted primarily of gains from the sales of investments of $8,391 and interest and dividend income of $1,001. For the year ended December 31, 2003, New Valley’s income of $2,494 from corporate and other activities consisted primarily of net gains on investments of $1,654 and interest and dividend income of $823.
      The benefit for income taxes for the year ended December 31, 2004 consisted of the recognition of deferred tax assets of $9,000 and an intraperiod allocation of tax benefit of $4,921 between income from discontinued operations and income from continuing operations, offset by alternative minimum tax and state income taxes. This provision does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the recognition of the $9,000 of deferred tax assets. The benefit for income taxes for the year ended December 31, 2003 resulted from an intraperiod allocation between income from discontinued operations and income from continuing operations. Income taxes associated with discontinued operations have been shown net of the utilization of the net operating loss carryforwards and the changes in other deferred tax assets. The effective tax rates do not bear a customary relationship with pre-tax accounting income principally as a consequence of the Company’s use of net operating loss carry forwards, changes in the valuation allowance relating to deferred tax assets and the intraperiod tax allocation.

      Significant Fourth Quarter 2004 Adjustments. Fourth quarter 2004 income from continuing operations included a $2,150 charge for the settlement of a stockholder derivative suit and a $9,000 income tax benefit related to the recognition of deferred tax assets of $9,000 based upon management’s belief that it is more likely than not such deferred tax assets will be realized based on a projection of taxable income for 2005. Management will continue to monitor the Company’s unrealized deferred tax assets in the future and determine whether any additional adjustments to the valuation allowance are warranted. Fourth quarter 2004 income from discontinued operations included a gain of $5,927, net of income taxes of $4,048, related to the adjustment of accruals previously established during New Valley’s bankruptcy proceedings in 1993 and 1994. The adjustment to these accruals reduced various tax and bankruptcy accruals and was made due to the completion of settlements related to these matters. The adjustment of these accruals is classified as a gain on disposal of discontinued operations since the original establishment of such accruals was similarly classified as a reduction of gain on disposal of discontinued operations.
The year 2003 compared to 2002
     Real Estate
      Other income from real estate activities for the year ended December 31, 2003 consisted of equity income from non-consolidated real estate businesses of $901 and a gain on the sale of real estate of $478. Other income from real estate activities for the year ended December 31, 2002 consisted of a gain on the sale of real estate of $9,048 offset by equity loss from non-consolidated real estate businesses of $749 and interest expense on the shopping center of $411.
      New Valley recorded a gain on sale of real estate of $478 for the year ended December 31, 2003 in connection with the release of a liability related to a previously disposed of property. New Valley recorded gains on sale of real estate in 2002 of $8,484 in connection with the April 2002 sale of BrookeMil and $564 from the disposal of the remaining U.S. shopping center, which resulted from the shopping center’s negative book value. New Valley also recorded $767 in additional general and administrative expenses in 2002 related to the closing of its Russian operations. These expenses consisted principally of employee severance.
      The equity income from non-consolidated real estate businesses in 2003 resulted from income of $1,228 from Douglas Elliman Realty offset by a loss of $327 related to New Valley’s investment in Koa Investors. New Valley’s equity income in Douglas Elliman Realty for the year ended December 31, 2003 has been reduced by New Valley’s portion ($2,029) of amortization expense associated with Douglas Elliman’s customer contracts outstanding at the acquisition date. Koa Investors’ loss in 2003 primarily represented management fees. Koa Investors capitalized all costs related to the acquisition and development of the property during the construction phase.
      The equity losses from non-consolidated real estate businesses in 2002 resulted from a loss of $1,343 related to New Valley’s investment in Koa Investors, offset by income of $594 from Douglas Elliman Realty. Koa Investors’ loss in 2002 represented management fees and a loss of a deposit on an adjoining golf course, which it determined not to purchase.
     Corporate and Other
      Corporate and other expenses of $11,901 for the year ended December 31, 2003 consisted primarily of employee compensation and benefits of $7,182 and legal expense of $1,788, with the remainder representing insurance, rent and other corporate expenses. Corporate and other expenses of $12,967 for the year ended December 31, 2002 consisted primarily of employee compensation and benefits of $8,063 and legal expense of $1,886, with the remainder representing insurance, rent and other corporate expenses. Compensation expense for 2003 included a $1,500 bonus to New Valley’s President and Chief Operating Officer for his performance during 2003 and, in particular, his role in identifying the March 2003 acquisition and related financing of the acquisition of Douglas Elliman by New Valley’s 50%-owned investee Douglas Elliman Realty. This executive received a $2,000 bonus for 2002 relating, among other things, to his role in consummation of the acquisition of the office buildings and the related financing, and the increase in New Valley’s ownership in the residential brokerage business.

23

      For the year ended December 31, 2003, New Valley’s income of $2,494 from corporate and other activities consisted primarily of net gains on investments of $1,654 and interest and dividend income of $823. For 2002, New Valley’s loss of $16,334 from corporate and other activities resulted primarily from a $13,198 provision for uncollectibility of notes receivable from Ladenburg Thalmann Financial Services, an impairment charge of $6,776 related to other-than-temporary declines in marketable securities and a $338 provision for loss on an investment in a subsidiary offset by net gains on investments of $1,850 and interest and dividend income of $2,163.
      New Valley evaluated its ability to collect $13,198 of notes receivable and related interest from Ladenburg Thalmann Financial Services at September 30, 2002. New Valley determined, based on the then current trends in the broker-dealer industry and Ladenburg’s operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.
      During the second half of 2002, the market value of certain marketable equity securities held by New Valley declined significantly. New Valley’s management assessed the nature of the market declines by evaluating both the financial condition of the issuers of the underlying securities and conditions prevailing in the U.S. capital markets. As a result, New Valley’s management determined that the declines were other-than-temporary and recorded an impairment charge of $6,776 for the year ended December 31, 2002. New Valley will continue to review its marketable securities on a regular basis and evaluate whether any security has experienced an other-than-temporary decline in fair value. If such declines occur in the future, New Valley will record additional impairment charges in its consolidated statements of operations.
      New Valley recorded a $338 charge in 2002 related to a provision for loss on its net investment in its 72.7% subsidiary, ThinkCorp Holdings Corporation, formerly known as Thinking Machines Corporation. In June 1999, ThinkCorp Holdings sold substantially all of its assets, consisting of its Darwin® software and services business, to Oracle Corporation. The purchase price included a contingent payable of $20,300 based on sales by Oracle of the Darwin product above specified sales targets during a three-year period. Based on Oracle having informed ThinkCorp Holdings that the specified sales targets for the 2000 and 2001 periods were not achieved and the overall market conditions in the U.S. computer industry, New Valley determined it was more likely than not that it would not recover its investment in ThinkCorp Holding. Oracle subsequently advised ThinkCorp Holdings that the specified sales target for 2002 was likewise not met.
      For the year ended December 31, 2003, New Valley’s recorded net gains on investments of $1,654 and interest and dividend income of $823. For the same period in the prior year, New Valley recorded net gains on investments of $1,850 and interest and dividend income of $2,163. The decrease in interest income is due primarily to lower prevailing interest rates and lower cash balances in 2003 versus 2002.

      The benefit for income taxes for the year ended December 31, 2003 resulted from an intraperiod allocation between income from discontinued operations and income from continuing operations. Income taxes associated with discontinued operations have been shown net of the utilization of the net operating loss carryforwards and the changes in other deferred tax assets. The effective tax rate does not bear a customary relationship with pre-tax accounting income principally as a consequence of the change in the valuation allowance relating to deferred tax assets and the intraperiod tax allocation.
Discontinued Operations
      Real Estate Leasing. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of New Valley reflect its real estate operations as discontinued operations for the three years ended December 31, 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations,” and the net cash flows of the discontinued operations have been reports as “Net cash provided from (used for) discontinued operations.”

The assets of the discontinued operations have been recorded as “Investment in real estate (held for sale in 2004)” in the consolidated balance sheets.
      Summarized operating results of the discontinued real estate leasing operations for the three years ended December 31, 2004 are as follows:

	2004	2003	2002

Revenues	$7,333	$7,298	$340
Expenses	5,240	4,952	227

Income from operations before income taxes	$2,093	$2,346	$113
Income taxes	873	952	46

Income from discontinued operations	$1,220	$1,394	$67

      Gain on Disposal of Discontinued Operations. New Valley recorded a gain on disposal of discontinued operations of $5,927, net of income taxes of $4,048, for the year ended December 31, 2004 related to the adjustment of accruals established during New Valley’s bankruptcy proceedings in 1993 and 1994. The adjustment to these accruals reduced various tax and bankruptcy accruals previously established and were made due to the completion of settlements related to these matters. The adjustment of these accruals is classified as gain on disposal of discontinued operations since the original establishment of such accruals was similarly classified as a reduction of gain on disposal of discontinued operations.
Liquidity and Capital Resources
      New Valley’s working capital increased by $11,891 for the year ended December 31, 2004 and decreased by $9,173 and $33,469 for the years ended December 31, 2003 and 2002, respectively.
      New Valley’s working capital increased to $82,877 at December 31, 2004 from $70,986 at December 31, 2003 primarily as a result of the $9,975 reduction of accruals established during New Valley’s bankruptcy proceedings in 1993 and 1994 offset by New Valley’s cash used in continuing operations and additional investments in non-consolidated real estate businesses.
      New Valley’s working capital decreased to $70,986 at December 31, 2003 from $80,159 at December 31, 2002 primarily as a result of New Valley’s additional investments in non-consolidated real estate businesses and New Valley’s loss from continuing operations offset by a change in unrealized gain in New Valley’s investment securities available for sale.
      New Valley’s working capital decreased to $80,159 at December 31, 2002 from $113,628 at December 31, 2001 primarily as a result of the purchase of the two office buildings in December 2002 and New Valley’s loss from continuing operations offset by the sale of BrookeMil in April 2002.
      During 2004, New Valley’s cash and cash equivalents increased from $66,593 to $70,688 due primarily to the sales of marketable securities of $13,066 offset by investments in non-consolidated real estate businesses of $4,500 and cash used in operations of $3,861.
      During 2003, New Valley’s cash and cash equivalents decreased from $82,113 to $66,593 due primarily to New Valley’s $9,500 investment in Douglas Elliman Realty, LLC and cash used in operations of $7,774 offset by net sales of investment securities and long-term investments of $5,270.
      During 2002, New Valley’s cash and cash equivalents decreased from $92,069 to $82,113 due primarily to the purchase of the two office buildings in December 2002 and New Valley’s loss from continuing operations for the year ended December 31, 2002 offset by the receipt of $17,551 from the lawsuit and the sale of BrookeMil.
      Cash used in operating activities for 2004 was $3,861 compared with $10,950 for 2003. The difference is primarily due to net income from continuing operations in 2004 of $19,310 versus net loss from continuing operations of $7,056 in 2003 and increases in distributions received from Douglas Elliman Realty LLC of

$4,849, comprised primarily of tax distributions and interest income received on the subordinated note, in 2004 as compared to 2003, offset by increases in payments of accounts payable and accrued liabilities in 2004.
      Cash used for operating activities was $10,950 for 2003 compared to cash provided of $6,735 for 2002. The difference between the years was primarily due to the receipt of $17,551 in 2002 from a lawsuit settlement. The lawsuit settlement resulted from litigation, which arose out of the insurers’ participation in a program of insurance covering the amount of fuel in the Westar IV and V communication satellites owned by New Valley’s former Western Union satellite business, which was sold in 1989. The two satellites, each of which was launched in 1982 with an expected ten year life, had shortened lives due to insufficient fuel. In the settlement, New Valley received payment of $17,551 from the insurers for the shortened lives of the two satellites.
      Cash provided from investing activities was $6,981 in 2004 compared with cash used of $5,804 for 2003 and cash provided from investing activities of $11,658 in 2002. The difference between 2004 and 2003 is primarily attributable to the net sales of marketable securities and long-term investments of $13,231 in 2004 versus $5,270 in 2003 and investments in non-consolidated real estate businesses in 2003 of $11,000 versus $4,500 in 2004 and net loans to Ladenburg Thalmann Financial Services Inc. of $1,750 in 2004 versus $0 in 2003. The difference between 2003 and 2002 was primarily attributable to the sale of BrookeMil for $20,461, net of closing expenses, in 2002 and the 2003 investments of $9,500 and $1,500 in Douglas Elliman Realty and Koa Investors, respectively, versus $913 and $750 in 2002 offset by the issuance of notes receivable to Ladenburg Thalmann Financial Services of $5,000 in 2002, the payment of prepetition claims and restructuring accruals of $2,026 in 2002 versus $74 in 2003 and increases in 2003 of net sales of marketable securities and long-term investments of $5,697.
      On December 13, 2002, New Valley completed the acquisition of the two office buildings in Princeton, N.J. for an aggregate purchase price of $54,258. To finance a portion of the purchase price for the office buildings, New Valley borrowed on the closing date $40,500 from HSBC Realty Credit Corporation (USA). The loan had a term of four years, bore interest (3.9375% from July 15, 2004 to January 20, 2005) at a floating rate of 2% above LIBOR, and was secured by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal was amortized to the extent of $54 per month during the term of the loan. The loan was prepayable without penalty and was non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.
      In February 2005, New Valley completed the sale of the two office buildings for an aggregate purchase price of $71,500. New Valley retired the mortgage ($39,213 outstanding at December 31, 2004) at closing with the proceeds of the sale.
      During 2000 and 2001, New Valley acquired for approximately $1,744 a 37.2% ownership interest in Prudential Douglas Elliman Real Estate, the largest independently owned and operated real estate brokerage company on Long Island, New York and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Prudential Douglas Elliman Real Estate contributed their interests in Prudential Douglas Elliman Real Estate to Douglas Elliman Realty, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Prudential Douglas Elliman Real Estate of various ownership interests. In March 2003, Douglas Elliman Realty purchased the leading New York City–based residential brokerage firm, Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which had an initial principal amount of $9,500, bears interest at 12% per annum and is due in March 2013.
      New Valley holds a 50% interest in Koa Investors which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter of 2004 as a four star resort with approximately 525 rooms. In April 2004, a subsidiary of Koa Investors closed on a $57,000 construction loan to finance the renovation. New Valley had invested $11,900 in the project and had committed to make additional investments of up to $600 at December 31, 2004. In the event that Koa

Investors makes distributions of cash, the Company is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual 12% internal rate of return (“IRR”), compounded on a quarterly basis. The Company is then entitled to 35% of subsequent cash distributions until it has achieved an annual 25% IRR. The Company is then entitled to 30% of subsequent cash distributions until it has achieved an annual 35% IRR. After the Company has achieved an annual 35% IRR, the Company is then entitled to 25% of subsequent cash distributions.
      New Valley has also committed to make additional investments in another limited partnership of up to $734 at December 31, 2004.
      In 2002, New Valley lent a total of $5,000 to Ladenburg Thalmann Financial Services, the Company’s majority-owned subsidiary until December 2001, which acquired Ladenburg Thalmann & Co. Inc. from New Valley in May 2001. The loans, which bear interest at 1% above the prime rate, were due on the earlier of December 31, 2003 or the completion of one or more equity financings where Ladenburg Thalmann Financial Services receives at least $5,000 in total proceeds. In November 2002, New Valley agreed, in connection with a $3,500 loan to Ladenburg Thalmann Financial Services by an affiliate of its clearing broker, to extend the maturity of its notes to December 31, 2006 and to subordinate its notes to the repayment of the loan from the clearing broker.
      New Valley evaluated its ability to collect $13,198 of notes receivable and related interest from Ladenburg Thalmann Financial Services at September 30, 2002. These notes receivable included the $5,000 of notes issued in 2002 and the $8,010 convertible note issued to New Valley in the May 2001 acquisition. Management determined, based on the then current trends in the broker-dealer industry and Ladenburg Thalmann Financial Services’ operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.
      In November 2004, New Valley entered into a debt conversion agreement where it agreed to convert its convertible note into common stock and to purchase an additional $5,000 of Ladenburg Thalmann Financial Services common stock. The closing of these transactions occurred in March 2005. See Note 6 to the consolidated financial statements. Ladenburg Thalmann Financial Services borrowed a total of $1,750 from New Valley in 2004 and an additional $1,750 in 2005. At the closing of the note conversion agreement, New Valley delivered these notes for cancellation as partial payment for its purchase of Ladenburg Thalmann Financial Services common stock.
      Cash flows used in financing activities were $111, $1,346 and $14,107 for 2004, 2003 and 2002, respectively. The difference between 2004 and 2003 was primarily due to the repurchase of 318,572 of New Valley’s Common Shares for $1,346 in 2003 versus the repurchase of 43,900 Common Shares for $202 in 2004. The 2002 amount primarily consists of the repayment of the participating loan to Apollo in connection with the sale of BrookeMil.
      On June 14, 2004, warrants to purchase 17,859,354 Common Shares expired. The warrants were issued in connection with the Company’s 1999 recapitalization. A total of 8,084 warrants were exercised during 2004 prior to the expiration to the warrants.
      In October 1999, New Valley’s Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of March 14, 2005, New Valley had repurchased 1,229,515 shares for approximately $4,897.
      The Company has established a liability for income taxes payable for various federal and state taxes based on income, which totaled $1,649 and $11,264 as of December 31, 2004 and 2003, respectively. The majority of this liability relates to taxes associated with the sale of the Company’s money transfer business in 1994 and 1995. In February 2005, a state tax hearing officer reduced an assessment for the amount due for taxes associated with the sale of the Company’s money transfer business to $1,589, which includes interest of $885. As a result of the ruling, the Company reduced its income taxes payable account by $9,675 for the year ended December 31, 2004. The adjustment of this accrual and another accrual established during New Valley’s bankruptcy proceedings resulted in a pre-tax gain on disposal of discontinued operations of $9,975 ($5,927 after tax) for the year ended December 31, 1994. The adjustment of these accruals is classified as gain on disposal of discontinued operations since the original establishment of such accruals was similarly classified as a reduction of gain on disposal of discontinued operations. New Valley’s management is considering whether to continue to protest the assessment by requesting an additional administrative hearing or challenging the notice of proposed assessment in court. No assurances can be given that the Company will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements at December 31, 2004.
      As of December 31, 2004, New Valley had $300 of prepetition bankruptcy-related claims. These remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.
      New Valley expects that its available capital resources will be sufficient to fund its currently anticipated cash requirements over the next 12 months, including the currently anticipated cash requirements of its operating businesses, investments, commitments, and payments of principal and interest on its outstanding indebtedness.
Contractual Obligations
      As of December 31, 2004, New Valley was contractually obligated to make payments as follows:

		Payments Due by Period

					After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Non-recourse mortgage note payable *	$39,213	$644	$38,569	$—	$—
Obligations under limited partnership agreements	1,334	1,334	—	—	—

Total	$40,547	$1,978	$38,569	$—	$—

*	The mortgage note was retired in February 2005 upon the sale of the Princeton, N.J. office buildings.
Off-Balance Sheet Arrangements
      New Valley has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which New Valley customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by New Valley under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by New Valley and dispute resolution procedures specified in the particular contract. Further, New Valley’s obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, New Valley may have recourse against third parties for certain payments made by it. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of New Valley’s obligations and the unique facts of each particular agreement. Historically, payments made by New Valley under these agreements have not been material. As of December 31, 2004, New Valley was not aware of any indemnification agreements that would or are reasonably likely to have a current or future material adverse effect on its financial position, results of operations or cash flows.
      In December 2001, New Valley’s subsidiary, Western Realty Development LLC, sold all the membership interests in its subsidiary, Western Realty Investments LLC, which was the entity through which Western Realty Development owned the Ducat Place II office building and the adjoining Ducat Place III site in Moscow, Russia, to Andante Limited, a Bermuda company. In August 2003, Andante submitted an indemnification claim to Western Realty Development alleging losses of $1,225 from breaches of various representations made in the purchase agreement. Under the terms of the purchase agreement, Western Realty Development has no obligation to indemnify Andante unless the aggregate amount of all claims for indemnification made by Andante exceeds $750, and Andante is required to bear the first $200 of any proven loss. New Valley would be responsible for 70% of any damages payable by Western Realty Development. New Valley is contesting the indemnification claim.
      Restricted assets of $740 and $945 at December 31, 2004 and 2003, respectively, consisted primarily of amounts held in escrow related to New Valley’s real estate operations. New Valley is not aware of any material variable interest entities.
Market Risk
      Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rate, foreign exchange rate, equity and commodity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of New Valley’s market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments.
     Equity Price Risk
      New Valley held investment securities available for sale totaling $7,837 at December 31, 2004. Adverse market conditions could have a significant effect on the value of New Valley’s investments.
      New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.
     Interest Rate Risk
      As of December 31, 2004, New Valley’s outstanding debt consisted of a non-recourse mortgage note payable with a variable interest rate, which increases the risk of fluctuating interest rates. New Valley’s exposure to market risk includes interest rate fluctuations in connection with its variable rate borrowing, which could adversely affect its cash flows. As of December 31, 2004, New Valley had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), New Valley’s annual interest expense could increase or decrease by approximately $400. The mortgage note was retired in February 2005 on the sale of the Princeton, N.J. office buildings.
New Accounting Pronouncements
      In March 2004, the FASB reached a consensus on Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. The adoption of EITF 03-1 did not have a material impact on the Company’s financial position or results of operations.
      In March 2004, the FASB reached a consensus on EITF 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). EITF 03-16 provides guidance for determining whether a noncontrolling investment in a limited liability company should be accounted for using the cost method or the equity method. Companies will be required to adopt the provisions of this consensus in reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not have a material impact on the Company’s financial position or results of operations.
      In 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R”). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value.

The Company will adopt this new standard prospectively, on July 1, 2005, and has not yet determined the impact that SFAS No. 123 (revised 2004) will have on its consolidated earnings or its statement of financial position.
Special Note Regarding Forward-Looking Statements
      New Valley and its representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent New Valley’s expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, New Valley has identified under “Risk Factors” in Item 1 above and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of New Valley.
      New Valley’s operating businesses are subject to intense competition, changes in consumer preferences, and local economic conditions. New Valley Realty is additionally subject to the uncertainties relating to the real estate business, including, without limitation, required capital improvements to facilities, local real estate market conditions, changes in current interest rates and federal, state, city and municipal laws and regulations concerning, among others, zoning and environmental matters. Douglas Elliman Realty is additionally subject to the effects of a decline in the volume or value of U.S. existing home sales, due to adverse changes in economic conditions, changes in current interest rates or changes in laws and regulations related to real estate and the mortgage business in the New York metropolitan area. Uncertainties affecting New Valley generally include, without limitation, the effect of market conditions on the salability of New Valley’s investment securities, the uncertainty of other potential acquisitions and investments by New Valley, the effects of governmental regulation on New Valley’s ability to target and/or consummate any such acquisitions and the effects of limited management experience in areas in which New Valley may become involved.
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
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
      The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” is incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data
      See the Consolidated Financial Statements and Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 24, 2005, beginning on page 34 of this report.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.
Item 9A.  Controls and Procedures
      Under the supervision and with the participation of New Valley’s management, including its principal executive officer and principal financial officer, New Valley has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, its principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in New Valley’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, New Valley’s internal control over financial reporting.
      Disclosure controls and procedures are New Valley’s controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
Item 9B.  Other Information
      None.
PART III
Item 10.  Directors and Executive Officers of the Registrant
      This information is contained in New Valley’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and incorporated herein by reference.
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
Item 14.  Principal Accountant Fees and Services
      This information is contained in the Proxy Statement and incorporated herein by reference.

PART IV
Item 15.  Exhibits, and Financial Statement Schedules
      (a) (1) Index to 2004 Consolidated Financial Statements:
      The consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 24, 2005, appear on pages 34 through 61 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.
      (a) (2) Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation	Page 63
      (a) (3) Exhibits

*(2)(a)	Purchase and Sale Agreement, dated March 14, 2003, by and among Insignia Financial Group, LLC, Insignia ESG, Inc., Insignia Residential Group, LLC, Insignia IP, Inc. and Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) (incorporated by reference to Exhibit 2.1 in New Valley’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).
*(3)(a)	Amended and Restated Certificate of Incorporation dated June 4, 1999 of New Valley (incorporated by reference to Exhibit 3(a) in New Valley’s Form S-1, dated June 14, 1999, Registration No. 333-79837).
*(b)	By-Laws of New Valley adopted July 29, 1996 (incorporated by reference to Exhibit (3)(ii) in New Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).
*(4)(a)	Loan Agreement dated December 13, 2002 between New Valley and HSBC Realty Credit Corporation (USA), as Administrative Agent, including the form of Note (incorporated by reference to Exhibit 4.1 in New Valley’s Current Report on Form 8-K dated December 13, 2002).
*(b)	First Amendment to Loan Agreement dated as of October 24, 2003 between New Valley Corporation, each of the lenders signatory thereto and HSBC Realty Credit Corporation (USA), as Administrative Agent (incorporated by reference to Exhibit 4.1 in New Valley’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).
*(c)	Mortgage and Security Agreement dated December 13, 2002 from New Valley, as Mortgagor, to HSBC Realty Credit Corporation (USA), as Administrative Agent and Mortgagee (incorporated by reference to Exhibit 4.2 in New Valley’s Current Report on Form 8-K dated December 13, 2002).
*(d)	Assignment of Leases and Rents dated December 13, 2002 by New Valley in favor of HSBC Realty Credit Corporation (USA), as Administrative Agent (incorporated by reference to Exhibit 4.3 in New Valley’s Current Report on Form 8-K dated December 13, 2002).
*(10)(a)(i)	Option Agreement, dated November 18, 1996, between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(a)(iii) in New Valley’s Form 10-K for the fiscal year ended December 31, 1996).
*(ii)	New Valley Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Appendix A of New Valley’s Proxy Statement dated April 18, 2000).
*(iii)	New Valley Corporation Non-Employee Directors Stock Option Program (incorporated by reference to Appendix B of New Valley’s Proxy Statement dated April 18, 2000).
*(iv)	Restricted Share Award Agreement, dated January 10, 2005, by and between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in New Valley’s Form 8-K dated January 10, 2005).

*(b)(i)	Employment Agreement, dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Bennett S. LeBow (incorporated by reference to Exhibit 10(b)(i) in New Valley’s Form 10-K for the fiscal year ended December 31, 1995).
*(ii)	Employment Agreement (‘Lorber Employment Agreement‘), dated as of June 1, 1995, as amended, effective as of January 1, 1996, between New Valley and Howard M. Lorber (incorporated by reference to Exhibit 10(b)(ii) in New Valley’s Form 10-K for the fiscal year ended December 31, 1995).
*(iii)	Amendment dated January 1, 1998 to Lorber Employment Agreement (incorporated by reference to Exhibit 10(b)(iii) in New Valley’s Form 10-K for the fiscal year ended December 31, 1997).
*(iv)	Employment Agreement, dated September 22, 1995, between New Valley and Richard J. Lampen (incorporated by reference to Exhibit 10(c) in New Valley’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).
*(v)	Employment Agreement, dated August 1, 1999, between New Valley and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.2 in New Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).
*(c)	Expense Sharing Agreement, dated as of January 18, 1995, by and between Vector Group and New Valley (incorporated by reference to Exhibit 10(a) in New Valley’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).
*(d)	Form of Margin Agreement, dated September 12, 1995, between ALKI and Bear Stearns & Co. (incorporated by reference to Exhibit 2 in the Schedule 13D filed by, among others, New Valley with the SEC on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).
*(e)(i)	Form of 7.50% Convertible Promissory Note due December 31, 2005 in the principal amount of $8,010,000 of Ladenburg Thalmann Financial Services payable to NVCC (incorporated by reference to Exhibit 4.2 to Ladenburg Thalmann Financial Services’ Current Report on Form 8-K/A dated August 31, 2001).
*(ii)	Form of Pledge and Security Agreement between Ladenburg Thalmann Financial Services, NVCC, Berliner Effektengesellschaft AG (‘Berliner‘), Frost-Nevada, Limited Partnership and U.S. Bank Trust National Association, as collateral agent (incorporated by reference to Exhibit 10.3 in New Valley’s Current Report on Form 8-K dated February 16, 2001).
*(iii)	Amended and Restated Debt Conversion Agreement, dates as of November 15, 2004, among Ladenburg Thalmann Financial Services Inc., New Valley Corporation, Frost-Nevada Investments Trust, Bennett S. LeBow, Howard M. Lorber, Richard J. Lampen, Henry C. Beinstein and Robert J. Eide (incorporated by reference to Exhibit 10.1 in Ladenburg Thalmann Financial Service Inc.’s Current Report on Form 8-K dated November 15, 2004).
*(iv)	Temporary Forbearance Agreement, dated November 15, 2004, among Ladenburg Thalmann Financial Services Inc., New Valley Corporation and Frost-Nevada Investments Trust. (incorporated by reference to Exhibit 10.1 in Ladenburg Thalmann Financial Service Inc.’s Current Report on Form 8-K dated November 15, 2004).
*(f)(i)	Interest Purchase Agreement, dated December 21, 2001, between Western Realty Development, as the Seller, and Andante Limited, as the Purchaser (incorporated by reference to Exhibit 10.1 in New Valley’s Current Report on Form 8-K dated December 20, 2001).
*(ii)	Guaranty dated as of December 21, 2001 by New Valley in favor of Andante Limited (incorporated by reference to Exhibit 10.2 in New Valley’s Current Report on Form 8-K dated December 20, 2001).

*(g)	Sale-Purchase Agreement, dated as of December 23, 2004, between New Valley Corporation, as Seller, and Princeton Owners Corp., as Purchaser (incorporated by reference to Exhibit 10.1 in New Valley’s Current Report on Form 8-K dated December 23, 2004).
*(h)(i)	Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley’s Current Report on Form 8-K dated December 13, 2002).
*(h)(ii)	First Amendment to Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), dated as of March 14, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).
*(h)(iii)	Second Amendment to Operating Agreement of Douglas Elliman Realty, LLC, dated as of May 19, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
*(h)(iv)	Note and Equity Purchase Agreement, dated as of March 14, 2003 (the ‘Note and Equity Purchase Agreement‘), by and between Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), New Valley Real Estate Corporation and The Prudential Real Estate Financial Services of America, Inc., including form of 12% Subordinated Note due March 14, 2013 (incorporated by reference to Exhibit 10.2 in New Valley’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).
*(h)(v)	Amendment to the Note and Equity Purchase Agreement, dated as of April 14, 2003. (incorporated by reference to Exhibit 10.3 in New Valley’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).
(21)	Subsidiaries of New Valley.
(23)	Consent of PricewaterhouseCoopers LLP relating to New Valley’s Registration Statement on Form S-8 (No. 333-46370).
(31)(a)	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
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

NEW VALLEY CORPORATION
Form 10-K for the Year Ended December 31, 2004
Items 8, 15(a)(1) and (2)
Index to Financial Statements and Financial Statement Schedule
Financial Statements and Schedule of the Registrant and its subsidiaries, required to be included in Items 8, 15(a)(1) and (2)
are listed below:

Page

FINANCIAL STATEMENTS:
Report of Independent Registered Certified Public Accounting Firm	35
Consolidated Balance Sheets as of December 31, 2004 and 2003	36
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	37
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	39
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	40
Notes to Consolidated Financial Statements	42

FINANCIAL STATEMENT SCHEDULES:
Schedule III — Real Estate and Accumulated Depreciation	63

Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in the Consolidated Financial Statements or accompanying Notes.
               Douglas Elliman Realty LLC

The consolidated financial statements of Douglas Elliman Realty LLC as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 will be filed as an amendment hereto on Form 10-K/A. Such financial statements will be filed with the SEC not later than 90 days after the end of the registrant’s fiscal year covered by this report in accordance with Rule 3-09 of Regulation S-X.
               Koa Investors, LLC

The consolidated financial statements of Koa Investors, LLC as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 will be filed as an amendment hereto on Form 10-K/A. Such financial statements will be filed with the SEC not later than 90 days after the end of the registrant’s fiscal year covered by this report in accordance with Rule 3-09 of Regulation S-X.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of New Valley Corporation
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of New Valley Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Miami, Florida
March 24, 2005

NEW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$70,688	$66,593
Investment securities available for sale	7,837	17,944
Due from broker	830	—
Restricted assets	606	771
Deferred income taxes	9,000	—
Other current assets	2,314	1,870

Total current assets	91,275	87,178

Investment in real estate (held for sale in 2004)	51,817	53,012
Investments in non-consolidated real estate businesses	27,160	18,718
Restricted assets	134	174
Long-term investments, net	2,408	2,429
Notes receivable from LTS	1,750	—
Other assets	634	385

Total assets	$175,178	$161,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of mortgage note payable	$644	$644
Accounts payable and accrued liabilities	5,805	3,684
Prepetition claims	300	600
Income taxes	1,649	11,264

Total current liabilities	8,398	16,192

Mortgage note payable	38,569	39,266
Other long-term liabilities	2,575	2,690
Commitments and contingencies	—	—
Stockholders’ equity:
Common Shares, $.01 par value; 100,000,000 and 100,000,000 shares authorized; 22,082,036 and 22,117,852 shares outstanding	221	221
Additional paid-in capital	862,473	862,584
Accumulated deficit	(739,011)	(765,468)
Accumulated other comprehensive income	1,953	6,411

Total stockholders’ equity	125,636	103,748

Total liabilities and stockholders’ equity	$175,178	$161,896

The accompanying notes are an integral part of these Consolidated Financial Statements

NEW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Revenues:
Real estate leasing	$—	$—	$661

Total	—	—	661

Costs and expenses:
General and administrative	13,773	11,901	12,967
Rental real estate activities	—	—	1,424

Total	13,773	11,901	14,391

Other results from continuing operations:
Equity income (loss) from non-consolidated real estate businesses	9,782	901	(749)
Gain on sale of real estate	—	478	9,048
Gain on sale of investments, net	8,391	1,654	1,850
Interest and dividend income	1,001	823	2,163
Interest expense	—	—	(411)
Provision for loss on net investment in subsidiary	—	—	(338)
Provision for uncollectibility of notes receivable	—	—	(13,198)
Provision for loss on investments	—	—	(6,776)
Other income (loss)	53	17	(35)

Total	19,227	3,873	(8,446)

Income (loss) from continuing operations before income taxes and minority interests	5,454	(8,028)	(22,176)
Income tax benefit	(13,861)	(952)	(46)
Minority interests in income (loss) from continuing operations of consolidated subsidiaries	5	(20)	(151)

Income (loss) from continuing operations	19,310	(7,056)	(21,979)
Discontinued operations:
Income from discontinued operations, net of income tax expense of $873, $952 and $46	1,220	1,394	67
Gain on disposal of discontinued operations, net of income tax expense of $4,048	5,927	—	—

Income from discontinued operations	7,147	1,394	67

Net income (loss)	$26,457	$(5,662)	$(21,912)

The accompanying notes are an integral part of these Consolidated Financial Statements

NEW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Income (loss) per common share (Basic):
Continuing operations	$0.87	$(0.32)	$(0.96)
Discontinued operations	0.33	0.06	—

Net income (loss) per common share	$1.20	$(0.26)	$(0.96)

Number of shares used in computation	22,106,125	22,146,031	22,757,296

Income (loss) per common share (Diluted):
Continuing operations	$0.87	$(0.32)	$(0.96)
Discontinued operations	0.33	0.06	—

Net income (loss) per common share	$1.20	$(0.26)	$(0.96)

Number of shares used in computation	22,115,850	22,146,031	22,757,296

The accompanying notes are an integral part of these Consolidated Financial Statements

NEW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

					Accumulated
					Other
	Common Shares		Additional		Comprehensive
			Paid-In	Accumulated	Income
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance, December 31, 2001	22,813,063	$228	$864,171	$(737,894)	$1,975	$128,480
Comprehensive loss:
Net loss				(21,912)		(21,912)
Other comprehensive income:
Net change in unrealized loss on investment securities					(3,012)	(3,012)

Total comprehensive loss						(24,924)

Compensation expense on stock option grants			416			416
Exercise of stock options and warrants	68,404	1	264			265
Capitalization of dividends payable			711			711
Repurchase of common shares	(445,043)	(5)	(1,886)			(1,891)

Balance, December 31, 2002	22,436,424	224	863,676	(759,806)	(1,037)	103,057
Comprehensive income:
Net loss				(5,662)		(5,662)
Other comprehensive income:
Net change in unrealized gain on investment securities					7,448	7,448

Total comprehensive income						1,786

Other, net			251			251
Repurchase of common shares	(318,572)	(3)	(1,343)	—	—	(1,346)

Balance, December 31, 2003	22,117,852	221	862,584	(765,468)	6,411	103,748
Comprehensive income:
Net income				26,457		26,457
Other comprehensive income:
Net change in unrealized gain on investment securities					(4,458)	(4,458)

Total comprehensive income						21,999

Exercise of warrants	8,084		91			91
Repurchase of common shares	(43,900)		(202)			(202)

Balance, December 31, 2004	22,082,036	$221	$862,473	$(739,011)	$1,953	$125,636

The accompanying notes are an integral part of these Consolidated Financial Statements

NEW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$26,457	$(5,662)	$(21,912)
Income from discontinued operations	(7,147)	(1,394)	(67)

Subtotal	19,310	(7,056)	(21,979)

Adjustments to reconcile net income (loss) to net cash (used for) provided from operating activities:
Depreciation and amortization	—	—	191
Distributions from non-consolidated real estate businesses	5,840	991	—
Gain on sale of real estate, assets and sale or liquidation of investments	(8,391)	(1,654)	(10,560)
Equity (income) loss in non-consolidated real estate businesses	(9,782)	(901)	749
Provision for uncollectibility of notes receivable	—	—	13,198
Provision for loss on investments	—	—	6,776
Stock-based compensation expense	—	—	416
Minority interests in income (loss) of consolidated subsidiaries	5	(20)	(151)
Deferred tax benefit	(13,881)	(952)	(46)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in receivables and other assets	500	(271)	19,783
(Increase) decrease in accounts payable and accrued liabilities	2,538	(1,087)	(1,642)

Net cash (used for) provided from operating activities	(3,861)	(10,950)	6,735

Cash flows from investing activities:
Sale or maturity of investment securities	13,066	4,979	6,398
Purchase of investment securities	(2)	(518)	(6,825)
Sale or liquidation of long-term investments	576	1,004	—
Purchase of long-term investments	(409)	(195)	—
Investment in non-consolidated real estate businesses	(4,500)	(11,000)	(1,663)
Sale of real estate, net of closing costs		—	20,461
Purchase of and additions to real estate	—	—	(687)
Payment of prepetition claims and restructuring accruals	—	(74)	(2,026)
Repayment of notes receivable	2,000	—	3,000
Issuance of notes receivable	(3,750)	—	(7,000)

Net cash provided from (used in) investing activities	6,981	(5,804)	11,658

Cash flows from financing activities:
Repayment of participating loan	—	—	(12,437)
Payment of long-term notes	—	—	(36)
Distributions by Western Realty Development	—	—	(8)
Repurchase of common shares	(202)	(1,346)	(1,891)
Exercise of warrants and stock options	91	—	265

Net cash used for financing activities	(111)	(1,346)	(14,107)

Net cash provided from (used for) discontinued operations	1,086	2,580	(14,242)

Net increase (decrease) in cash and cash equivalents	4,095	(15,520)	(9,956)
Cash and cash equivalents, beginning of year	66,593	82,113	92,069

Cash and cash equivalents, end of year	$70,688	$66,593	$82,113

The accompanying notes are an integral part of these Consolidated Financial Statements

NEW VALLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,523	$1,389	$487
Income taxes	—	53	196
The accompanying notes are an integral part of these Consolidated Financial Statements

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1.  Basis of Presentation
     Principles of Consolidation
      The consolidated financial statements include the accounts of New Valley Corporation and its majority- owned subsidiaries (“New Valley” or the “Company”). All significant intercompany transactions are eliminated in consolidation.
      Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.
     Nature of Operations
      The Company is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. The Company owns a 50% interest in Douglas Elliman Realty, LLC (“Douglas Elliman Realty”), formerly known as Montauk Battery Realty, LLC, which operates a residential real estate brokerage company in the New York metropolitan area. The Company also holds, through its New Valley Realty Division, a 50% interest in Koa Investors LLC (“Koa Investors”), which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. In February 2005, the Company completed the sale of its two commercial office buildings in Princeton, N.J. As a result of the sale, the Company’s real estate leasing operations, which were the primary source of New Valley’s revenues in 2003 and 2004, have been treated as discontinued operations in these consolidated financial statements (see Note 19). At December 31, 2004, Vector Group Ltd. (“Vector”), New Valley’s principal stockholder, owned 58.2% of New Valley’s Common Shares.
     Reorganization
      The Company was originally organized in 1851 and operated for many years under the name “Western Union Corporation”. In 1991, bankruptcy proceedings were commenced against the Company. In January 1995, the Company emerged from bankruptcy. As part of the plan of reorganization, the Company sold the Western Union money transfer and messaging services businesses and all allowed claims in the bankruptcy were paid in full.
      At December 31, 2004, the Company’s remaining accruals totaled $300 for unsettled prepetition claims and restructuring accruals (see Note 9). The Company’s accounting policy is to evaluate the remaining restructuring accruals on a quarterly basis and adjust liabilities as claims are settled or dismissed by the bankruptcy court.
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
      Fair Value of Financial Instruments. Investments in securities and securities sold, not yet purchased, traded on a national securities exchange or listed on NASDAQ are valued at the last reported sales prices of the reporting period. Futures contracts are valued at their last reported sales price. Investments in securities,

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
principally warrants, which have exercise or holding period restrictions, are valued at fair value as determined by the Company’s management based on the intrinsic value of the warrants discounted for such restrictions. For cash and cash equivalents, restricted assets and short-term loans, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of long-term debt, including current portion, is estimated based on current rates offered to the Company for debt of the same maturities.
      Investment Securities. The Company classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders’ equity. Debt securities classified as held to maturity are carried at amortized cost. Realized gains and losses are included in other results from continuing operations. The cost of securities sold is determined based on average cost.
      Gains are recognized when realized in the Company’s consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. The Company’s policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of the Company’s marketable securities, it is the Company’s policy to record an impairment charge with respect to such investment in the Company’s consolidated statements of operations. In 2002, the Company recorded a write-down of $6,776 related to other-than-temporary declines of its investment securities.
      Restricted Assets. Restricted assets at December 31, 2004 and 2003 consisted primarily of amounts held in escrow related to New Valley’s real estate operations.
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
      Income Taxes. Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized.
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
      Diluted Income (Loss) Per Common Share. Diluted net income (loss) per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional common shares resulting from the exercise of stock options and warrants if such exercise was dilutive. Diluted net

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income (loss) per common share also takes into account the potential dilution from securities issued by a subsidiary or investee that enables their holders to obtain the subsidiary’s common stock. The following table reconciles weighted average shares outstanding for basic and diluted purposes.

	Year Ended December 31,

	2004	2003	2002

Weighted-average common shares outstanding	22,106,125	22,146,031	22,757,296
Assumed exercise of stock options	9,725	—	—

Weighted-average common shares outstanding assuming dilution	22,115,850	22,146,031	22,757,296

      The following stock options and warrants were outstanding during the years ended December 31, 2004, 2003 and 2002, but were not included in the computation of diluted net income (loss) per common share because either the options’ and the warrants’ exercise prices were greater than the average market price of the common shares or, in the case of net loss per common share, the effect would have been anti-dilutive during the respective periods:

	Year Ended December 31,

	2004	2003	2002

Number of stock options	105,333	165,333	145,333

Weighted-average exercise price	$5.30	$4.79	$4.90

Number of warrants	17,867,438	17,867,438	17,867,438

Weighted-average exercise price	$11.30	$11.30	$11.30

      Stock-Based Compensation. Compensation costs related to employee stock plans are recognized utilizing the intrinsic value-based method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148.
      As of December 31, 2003, New Valley and Vector each had stock-based employee compensation plans (see Note 13). Had the fair value method of accounting been applied to the Company’s and Vector’s stock options granted to employees, the pro forma effect would have been as follows:

	2004	2003	2002

Net income (loss) applicable to Common Shares, as reported	$26,457	$(5,662)	$(21,912)
Deduct: Amortization of fair value of New Valley option grants	(50)	(50)	(234)
Deduct: Amortization of fair value of Vector option grants, net	—	(572)	(713)

Net income (loss) applicable to Common Shares, as adjusted	$26,407	$(6,284)	$(22,859)

Adjusted net income (loss) per share – basic and diluted	$1.19	$(0.28)	$(1.00)

      In 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R”). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company will adopt this new standard prospectively, on July 1, 2005, and has not yet determined the impact that SFAS No. 123 (revised 2004) will have on its consolidated earnings or its statement of financial position.
      Recoverability of Long-Lived Assets. An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimation of fair

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.
      Other Comprehensive Income (Loss). Other comprehensive income (loss) is a component of stockholders’ equity and includes such items as the Company’s unrealized gains and losses on investment securities. Total comprehensive income was $21,999 and $1,786 for the years ended December 31, 2004 and 2003, respectively, and total comprehensive loss was $24,924 for the year ended December 31, 2002.
      The changes in the components of other comprehensive income (loss), net of taxes, were as follows for the years ended December 31, 2004, 2003 and 2002, respectively.

	Year Ended December 31,

	2004	2003	2002

Net income (loss)	$26,457	$(5,662)	$(21,912)

Net unrealized gains (losses) on investment securities available for sale:

Change in net unrealized gains (losses)	3,787	9,014	(7,938)

Net unrealized (gains) losses reclassified into net income (loss)	(8,245)	(1,566)	4,926

	(4,458)	7,448	(3,012)

Comprehensive income (loss)	$21,999	$1,786	$(24,924)

      The components of accumulated other comprehensive loss, net of taxes, were as follows as of December 31, 2004 and 2003, respectively.

	December 31, 2004	December 31, 2003

Net unrealized gains on investment securities available for sale	$1,953	$6,411

Accumulated other comprehensive income	$1,953	$6,411

      New Accounting Pronouncements. In March 2004, the FASB reached a consensus on Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. The adoption of EITF 03-1 did not have a material impact on the Company’s financial position or results of operations.
      In March 2004, the FASB reached a consensus on EITF 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). EITF 03-16 provides guidance for determining whether a noncontrolling investment in a limited liability company should be accounted for using the cost method or the equity method. Companies will be required to adopt the provisions of this consensus in reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not have a material impact on the Company’s financial position or results of operations.

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.  Investment in Real Estate Held for Sale and Mortgage Note Payable
      The components of the Company’s investment in real estate held for sale (the office buildings) and the related non-recourse mortgage note payable collateralized by such real estate at December 31, 2004 and 2003 are as follows:

	December 31, 2004	December 31, 2003

Land	$7,636	$7,636
Buildings	46,622	46,622

Total	54,258	54,258
Less accumulated depreciation	(2,441)	(1,246)

Net investment in real estate	$51,817	$53,012

Mortgage note payable	$39,213	$39,910
Current portion of mortgage note payable	644	644

Mortgage note payable — long-term portion	$38,569	$39,266

     Office Buildings
      New Valley completed the acquisition of two office buildings in Princeton, N.J. on December 13, 2002 for $54,258. A portion of the purchase price was financed with a mortgage loan of $40,500, which was due in December 2006. The loan bore interest at a floating rate of 2% above LIBOR, and was collateralized by a first mortgage on the office buildings, as well as by an assignment of leases and rents. Principal was amortized to the extent of $54 per month during the term of the loan. The loan was prepayable without penalty and was non-recourse against New Valley, except for various specified environmental and related matters, misapplications of tenant security deposits and insurance and condemnation proceeds, and fraud or misrepresentation by New Valley in connection with the indebtedness.
      New Valley’s President and Chief Operating Officer received a $2,000 bonus in 2002 relating, among other things, to his role in the consummation of the acquisition of the office buildings and the related financing and the increase in the Company’s ownership in the residential brokerage business discussed below. The bonus was recorded as compensation expense during 2002 and is included in general and administrative expenses in the accompanying statement of operations.
      Subsequent Event. In February 2005, New Valley completed the sale of the two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $71,500. New Valley retired the mortgage note payable at closing with the proceeds of the sale. As a result of the sale, New Valley’s real estate leasing operations, which were the primary source of New Valley’s revenues in 2003 and 2004, have been treated as discontinued operations in the accompanying consolidated financial statements (see Note 19).
     Shopping Centers
      In May 2002, New Valley disposed of its Kanawha, West Virginia shopping center and recorded a gain of $564 for the year ended December 31, 2002, which represented the shopping center’s negative book value, in connection with the disposal. No proceeds were received in the disposal.
     Russian Real Estate
      In June 1998, the Company and Apollo Real Estate Investment Fund III, L.P. (“Apollo”) organized Western Realty Repin LLC (“Western Realty Repin”) to finance the acquisition and preliminary development by BrookeMil Ltd., a subsidiary of the Company, of two adjoining sites totaling 10.25 acres located in

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Moscow across the Moscow River from the Kremlin. The Kremlin sites were planned for development as a residential and hotel complex.
      In April 2002, New Valley sold the shares of BrookeMil for approximately $22,000 before closing expenses. BrookeMil owned the two Kremlin sites in Moscow, which were the Company’s remaining real estate holdings in Russia. Under the terms of the Western Realty Repin participating loan to BrookeMil, New Valley received approximately $7,500 of the net proceeds from the sale and Apollo received approximately $12,500 of the proceeds. New Valley recorded a gain on the sale of real estate of $8,484 for the year ended December 31, 2002 in connection with the sale of the property, which had a negative book value of $979 prior to the sale. New Valley also recorded $767 in additional general and administrative expenses in 2002 related to the closing of its Russian operations. These expenses consisted principally of employee severance.
4.  Investments in Non-Consolidated Real Estate Businesses
     Residential Brokerage Business
      During 2000 and 2001, New Valley acquired for $1,744 a 37.2% ownership interest in B&H Associates of NY, doing business as Prudential Douglas Elliman Real Estate (“Realty”), formerly known as Prudential Long Island Realty, a residential real estate brokerage company on Long Island, and a minority interest in an affiliated mortgage company. On December 19, 2002, New Valley and the other owners of Realty contributed their interests in Realty to Douglas Elliman Realty, formerly known as Montauk Battery Realty, LLC, a newly formed entity. New Valley acquired a 50% interest in Douglas Elliman Realty as a result of an additional investment of $1,413 by New Valley and the redemption by Realty of various ownership interests. As part of the transaction, Realty renewed for a ten-year term its franchise agreement with The Prudential Real Estate Affiliates, Inc. In October 2004, upon receipt of the required regulatory approvals, the former owners of Realty contributed to Douglas Elliman Realty their interests in the related mortgage company.
      In March 2003, Douglas Elliman Realty purchased the New York City–based residential brokerage firm, Douglas Elliman, LLC (“Douglas Elliman”), formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013. Interest income, which totaled $932 for the year ended December 31, 2003, earned by New Valley on the subordinated debt is recognized in the Company’s consolidated statements of operations as part of equity income from non-consolidated real estate businesses.
      Compensation expense for 2004 and 2003 included a $1,500 bonus paid in each year to New Valley’s President and Chief Operating Officer for his performance during these years and, in particular, his role in identifying the March 2003 acquisition and related financing of the acquisition of Douglas Elliman by New Valley’s 50%-owned investee Douglas Elliman Realty, and his oversight and management of the business since that time.
      New Valley accounts for its interest in Douglas Elliman Realty on the equity method and recorded income of $11,612, $1,228 and $594 for the years ended December 31, 2004, 2003 and 2002, respectively, associated with Douglas Elliman Realty. New Valley’s equity income from Douglas Elliman Realty for the years ended December 31, 2004 and 2003 includes $1,253 and $932 of interest income earned by New Valley on the subordinated debt and $59 and $197, which represents 44% and 46% of the mortgage company’s results from operations. New Valley’s equity income in Douglas Elliman Realty for the year ended December 31, 2003 has been reduced by New Valley’s portion ($2,029) of amortization expense associated with Douglas Elliman’s customer contracts outstanding at the 2003 acquisition date.
      Summarized financial information as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 for Douglas Elliman Realty is presented below. The summarized financial information for

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the year ended December 31, 2003 includes Realty’s results from operations from January 1, 2003 to December 31, 2003 and the results from operations of Douglas Elliman and its affiliated property management company from March 14, 2003 (date of acquisition) to December 31, 2003.

	December 31, 2004	December 31, 2003

Cash	$21,375	$9,062
Other current assets	4,726	6,385
Property, plant and equipment, net	15,520	11,311
Trademarks	21,663	21,663
Goodwill	36,676	34,319
Other intangible assets, net	2,748	4,021
Other noncurrent assets	1,112	632
Notes payable — current	4,998	8,944
Other current liabilities	17,757	10,176
Notes payable — long term	69,942	68,562
Members’ equity (deficiency)	11,123	(289)

	Year Ended December 31,

	2004	2003	2002

Revenues	$286,816	$179,853	$59,290
Costs and expenses	253,862	166,278	56,929
Depreciation expense	4,533	3,640	556
Amortization expense	968	5,037	10
Interest expense, net	6,208	4,767	370
Other income	—	67	87
Income tax expense	645	—	—

Net income	$20,600	$198	$1,512

      New Valley received cash distributions from Douglas Elliman Realty of $5,840 and $991 for the years ended December 31, 2004 and 2003, respectively. The cash distributions consisted primarily of tax distributions and interest payments received on the subordinated note.
     Hawaiian Hotel
      In 2001, together with developer Brickman Associates and other investors, New Valley acquired control of the former Kona Surf Hotel in Kailua-Kona, Hawaii. The Company, which holds a 50% interest in Koa Investors LLC, the owner of the hotel, had invested $11,900 in the project and had committed to make additional investments of up to $600 at December 31, 2004. Following a major renovation, the property reopened in the fourth quarter 2004 as the Sheraton Keauhou Bay Resort & Spa, a four star resort with approximately 525 rooms. In April 2004, a subsidiary of Koa Investors LLC, the owner of the hotel, closed on a $57,000 construction loan to finance the renovation.
      In the event that Koa Investors makes distributions of cash, the Company is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual 12% internal rate of return (“IRR”), compounded on a quarterly basis. The Company is then entitled to 35% of subsequent cash distributions until it has achieved an annual 25% IRR. The Company is then entitled to 30% of subsequent cash distributions until it has achieved an annual 35% IRR. After the Company has achieved an annual 35% IRR, the Company is then entitled to 25% of subsequent cash distributions.

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company accounts for its interest in Koa Investors under the equity method and recorded losses of $1,830, $327 and $1,343 for the years ended December 31, 2004, 2003 and 2001, respectively, associated with the property. The Company’s loss from Koa Investors in 2004 primarily resulted from 50% of Koa Investors’ operating losses ($1,610) and 50% of Koa Investor’s management fees ($220). Koa Investors’ loss in 2003 primarily represents management fees. Koa Investors’ loss in 2002 primarily represents management fees and a loss of a deposit on an adjoining golf course, which it determined not to purchase. Koa Investors capitalized all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will experience operating losses during its opening phase.
      Summarized financial information as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 for Koa Investors is presented below.

	December 31, 2004	December 31, 2003

Cash	$2,062	$679
Restricted assets	5,538	—
Other current assets	988	141
Property, plant and equipment, net	77,339	19,850
Deferred financing costs, net	1,724	139
Accounts payable and other current liabilities	11,064	3,350
Notes payable	60,356	5,000
Members’ equity	16,231	12,459

	Year Ended December 31,

	2004	2003	2002

Revenues	$2,806	$—	$—
Costs and operating expenses	4,588	—	—
Management fees	440	500	500
Depreciation expense	625	—	—
Amortization expense	104	—	—
Loss on disposal of fixed assets	—	—	2,108
Interest expense, net	709	—	—

Net loss	$(3,660)	$(500)	$(2,608)

      New Valley did not receive cash distributions from Koa in 2004, 2003 or 2002.
5.  Investment Securities Available For Sale
      Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a separate component of stockholders’ equity. The Company had net unrealized gains on investment securities available for sale of $1,953 and $6,411 at December 31, 2004 and 2003, respectively. The Company realized gains on sales of investment securities available for sale of $8,245, $1,566 and $1,850 for the years ended December 31, 2004, 2003 and 2002, respectively. Realized gains reduced other comprehensive income in the year of realization, while realized losses increased accumulated other comprehensive income in the year of realization. In addition, the Company recorded a loss related to other-than-temporary declines in the fair value of its marketable equity securities totaling $6,776 for the year ended December 31, 2002. See Note 2.

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of investment securities available for sale, which were all marketable equity securities, are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2004
Investment securities	$5,884	$2,211	$258	$7,837

2003
Investment securities	$11,533	$6,411	$—	$17,944

6.  Ladenburg Thalmann Financial Services
      In May 1995, the Company consummated its acquisition of Ladenburg Thalmann & Co. Inc. (“Ladenburg Thalmann”), a registered broker-dealer and investment bank, for $25,750, net of cash acquired. In December 1999, the Company sold 19.9% of Ladenburg Thalmann to Berliner Effektengesellschaft AG, a German public financial holding company. The Company received approximately $10,200 in cash and Berliner shares valued in accordance with the purchase agreement.
      On May 7, 2001, GBI Capital Management Corp. acquired all of the outstanding common stock of Ladenburg Thalmann, and the name of GBI was changed to Ladenburg Thalmann Financial Services Inc. (“LTS”). New Valley received 18,598,098 shares of common stock, $8,010 in cash and $8,010 principal amount of senior convertible notes due December 31, 2005. The notes issued to New Valley bore interest at 7.5% per annum and were convertible into shares of LTS common stock. Upon closing, New Valley also acquired an additional 3,945,060 shares of LTS common stock from the former Chairman of LTS for $1.00 per share. To provide the funds for the acquisition of the common stock of Ladenburg Thalmann, LTS borrowed $10,000 from Frost-Nevada, Limited Partnership and issued to Frost-Nevada $10,000 principal amount of 8.5% senior convertible notes due December 31, 2005. Following completion of the transactions, New Valley owned 53.6% and 49.5% of the common stock of LTS, on a basic and fully diluted basis, respectively.
      In December 2001, New Valley distributed its 22,543,158 shares of LTS common stock to holders of New Valley common shares through a special dividend. New Valley stockholders received 0.988 of a LTS share for each share of New Valley.
      In 2002, LTS borrowed a total of $5,000 from New Valley. The loans, which bear interest at 1% above the prime rate, were due on the earlier of December 31, 2003 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds. In November 2002, New Valley agreed, in connection with a $3,500 loan to LTS by an affiliate of its clearing broker, to extend the maturity of its notes to December 31, 2006 and to subordinate its notes to the repayment of the loan from the clearing broker.
      New Valley evaluated its ability to collect $13,198 of notes receivable and related interest from LTS at September 30, 2002. These notes receivable included the $5,000 of notes issued in 2002 and the $8,010 convertible note issued to New Valley in May 2001. New Valley determined, based on the then current trends in the broker-dealer industry and LTS’s operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.
      In November 2004, New Valley entered into a debt conversion agreement with LTS and the other remaining holder of the convertible notes. New Valley and the other holder agreed to convert their notes, with an aggregate principal amount of $18,000, together with the accrued interest, into common stock of LTS. Pursuant to the debt conversion agreement, the conversion price of the notes held by New Valley will be

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reduced from the previous conversion price of approximately $2.08 to $0.50 per share, and New Valley and the other holder each agreed to purchase $5,000 of LTS common stock at $0.45 per share.
      The note conversion transaction was approved by the LTS shareholders in January 2005 and closed in March 2005. At the closing, New Valley’s note, representing approximately $9,938 of principal and accrued interest, was converted into 19,876,358 shares of LTS common stock and New Valley purchased 11,111,111 LTS shares.
      LTS borrowed $1,750 from New Valley in 2004 and an additional $1,750 in the first quarter 2005. The loans, which bore interest at 2% above prime, were due on the earlier of January 15, 2006 or the tenth business day following the completion of one or more debt or equity financings where LTS receives at least $10,000 in total proceeds. At the closing of the note conversion agreement, New Valley delivered these notes for cancellation as partial payment for its purchase of LTS common stock.
      On March 4, 2005, New Valley announced that it would distribute the 19,876,358 shares of LTS common stock it acquired from the conversion of the notes to holders of New Valley common shares through a special dividend. The special dividend will be accomplished through a pro rata distribution of the LTS shares to be paid on March 30, 2005 to holders of record as of March 18, 2005. New Valley stockholders will receive 0.852 of a share for each share of New Valley.
      Following the distribution, New Valley will continue to hold the 11,111,111 shares of LTS common stock (approximately 9.2% of the outstanding shares), the $5,000 of notes due December 31, 2006 and a warrant to purchase 100,000 shares of its common stock at $1.00 per share.
7.  Long-Term Investments
      Long-term investments consisted of investments in the following:

	December 31, 2004		December 31, 2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Limited partnerships	$2,408	$15,204	$2,429	$11,739
      The principal business of the partnerships is investing in real estate and investment securities. The estimated fair value of the limited partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The Company’s estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships up to an aggregate of $734 at December 31, 2004. In addition, the investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.
      The Company recognized gains of $146 in 2004 and $88 in 2003 related to the liquidations of limited partnership investments. No long-term investments were liquidated in 2002.
8.  Pensions and Retiree Benefits
      The Company maintains 401(k) plans for substantially all employees. These 401(k) plans allow eligible employees to invest a percentage of their pre-tax compensation. The Company made a discretionary match of 3% of its employee’s contributions to the 401(k) plans in 2004, 2003 and 2002, which totaled $24, $30 and $28, respectively.

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.  Commitment and Contingencies
     Leases
      The Company remits to Vector, under an expense sharing agreement, rent expense related to a noncancelable lease agreement for office space, expiring in November 2009 (see Note 16). Rental expense for operating leases was $339, $304 and $183 for the years ended December 31, 2004, 2003 and 2002, respectively.
     Investment Company Act of 1940
      The Investment Company Act and its regulations generally impose substantive restrictions on a company that owns “investment securities” having a value in excess of 40% of the company’s “total assets”. Following the distribution of the Ladenburg Thalmann Financial Services shares and asset dispositions in Russia, New Valley was above this threshold and relied on the one-year exemption from registration under the Investment Company Act provided by Rule 3a-2, which expired on December 19, 2002. Prior to that time, through New Valley’s acquisition of the two office buildings in Princeton, N.J. and the increase to 50% of its ownership in Douglas Elliman Realty, New Valley was engaged primarily in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities and the value of its investment securities was below the 40% threshold. Under the Investment Company Act, New Valley is required to determine the value of its total assets for purposes of the 40% threshold based on “market” or “fair” values, depending on the nature of the asset, at the end of the last preceding fiscal quarter and based on cost for assets acquired since that date. If New Valley were required to register under the Investment Company Act, it would be subject to a number of severe substantive restrictions on its operations, capital structure and management. For example, it would be prohibited from entering into principal transactions and joint transactions with affiliates. It would also be prohibited from issuing convertible securities and options and would be subject to limitations on leverage.
     Lawsuits
      In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke Group Holding Inc. (“Brooke Group Holding”), an indirect wholly-owned subsidiary of Vector, in the Delaware Chancery Court by a stockholder of the Company. The suit alleges that the Company’s purchase in January 1997 of the shares of BrookeMil Ltd., which was engaged in the real estate business in Russia, from Brooke (Overseas) Ltd., an indirect subsidiary of Brooke Group Holding, constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks a declaration that the Company’s directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company’s board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. In March 2005, New Valley, its directors and Brooke Group Holding entered into an agreement to settle the consolidated action. The defendants did not admit any wrongdoing as part of the settlement, which is subject to court approval. Under the settlement, which is subject to court approval, Vector will pay to New Valley $7,000, which will be recorded by New Valley upon receipt as additional paid-in-capital, and New Valley will pay legal fees and expenses, of up to $2,150, which have been charged to general and administrative expenses in New Valley’s consolidated statement of operations for the year ended December 31, 2004.
      In July 1999, a purported class action was commenced on behalf of the Company’s former Class B preferred shareholders against the Company, Brooke Group Holding and certain directors and officers of the

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company in Delaware Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of the Company’s stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The plaintiffs seek class certification of the action and an award of compensatory damages as well as all costs and fees. The Court dismissed six of plaintiff’s nine claims alleging inadequate disclosure in the proxy statement. Brooke Group Holding and the Company believe that the remaining allegations are without merit and filed a motion for summary judgment on the remaining three claims. Oral argument on the summary judgment motion was held in February 2005.
      Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
      In 1994, the Company commenced an action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley’s former Western Union satellite business. The Company had a contract with NASA to launch two Westar satellites. The first satellite was launched in 1984, and the second was scheduled to be launched in 1986. Following the explosion of the space shuttle Challenger in January 1986, the President of the United States announced a change in the government’s policy regarding commercial satellite launches, and the Company’s satellite was not launched. As a result, the Company sued the government for breach of contract seeking damages of approximately $34,000. In 1995, the United States Court of Federal Claims granted the government’s motion to dismiss and, in 1997, the United States Court of Appeals for the Federal Circuit reversed and remanded the case. Trial of the case was completed in New York federal court in August 2004 and the parties are awaiting the ruling of the court.
     Other
      The Company has received a notice of proposed assessment from a state taxing authority related to the years ended December 31, 1994 and 1995 (see Note 10).
      As of December 31, 2004, New Valley had $300 of prepetition bankruptcy-related claims and restructuring accruals (see Note 15). The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.
      In December 2001, New Valley’s subsidiary, Western Realty Development LLC, sold all the membership interests in Western Realty Investments LLC to Andante Limited. In August 2003, Andante submitted an indemnification claim to Western Realty Development alleging losses of $1,225 from breaches of various representations made in the purchase agreement. Under the terms of the purchase agreement, Western Realty Development has no obligation to indemnify Andante unless the aggregate amount of all claims for indemnification made by Andante exceeds $750, and Andante is required to bear the first $200 of any proven loss. New Valley would be responsible for 70% of any damages payable by Western Realty Development. New Valley is contesting the indemnification claim.
10.  Income Taxes
      At December 31, 2004, the Company had $84,001 of unrecognized deferred tax assets, which primarily consisted of net operating loss carryforwards and tax credit carryforwards of approximately $160,500 and $13,500, respectively, available to offset future taxable income for federal income tax purposes. The Company establishes a valuation allowance against deferred tax assets when it is deemed more likely than not that the benefit will not be realized.
      In 2004, New Valley recognized $9,000 of deferred tax assets based on management’s belief that it is more likely than not that such deferred tax assets will be realized based upon a projection of taxable income

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for 2005. Management will continue to monitor the Company’s unrealized deferred tax assets in the future and determine whether any additional adjustments to the valuation allowance are warranted.
      The benefit for income taxes for the year ended December 31, 2004 consisted of the recognition of the deferred tax assets of $9,000 and an intraperiod allocation of tax benefit of $4,921 between income from discontinued operations and income from continuing operations, offset by alternative minimum tax and state income taxes. This provision does not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of the recognition of the $9,000 of deferred tax assets. The benefit for income taxes for the year ended December 31, 2003 resulted from an intraperiod allocation between income from discontinued operations and income from continuing operations. Income taxes associated with discontinued operations have been shown net of the utilization of the net operating loss carryforwards and the changes in other deferred tax assets.
      The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to pre-tax income from continuing operations as a result of the following differences:

	2004	2003	2002

Income (loss) from continuing operations	$5,449	$(8,008)	$(22,025)

Provision (benefit) under statutory U.S. tax rates	1,907	(2,803)	(7,709)
Increase in taxes resulting from:
Nontaxable items	1,250	1,212	1,774
State taxes, net of Federal benefit	10	(294)	(876)
Impact of (increase) decrease in net equity adjustments	(704)	2,994	(1,211)
Intraperiod reclassifications between continuing and discontinued operations	(4,921)	(952)	(46)
(Decrease) increase in valuation reserve, net of tax audit adjustments	(11,403)	(1,109)	8,022

Income tax benefit	$(13,861)	$(952)	$(46)

      Deferred tax amounts are comprised of the following at December 31:

	2004	2003

Deferred tax assets:
Net operating loss and tax credit carryforwards:
Minimum tax credit carryforwards	$13,542	$13,542
Unrestricted capital loss	—	1,996
Unrestricted net operating loss	65,073	64,915
Other	18,595	17,700

Total deferred tax assets	97,210	98,153

Deferred tax liabilities:
Other	4,209	2,749

Total deferred tax liabilities	4,209	2,749

Net deferred tax assets	93,001	95,404
Valuation allowance	(84,001)	(95,404)

Net deferred taxes	$9,000	$—

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has established a liability for income taxes payable for various federal and state income taxes which totaled $1,649 and $11,264 as of December 31, 2004 and 2003, respectively. The majority of this liability relates to taxes associated with the sale of the Company’s money transfer business in 1994 and 1995. In February 2005, a state tax hearing officer reduced an assessment for the amount due for taxes associated with the sale of the Company’s money transfer business to $1,589, which includes interest of $885. As a result of the ruling, the Company reduced its income taxes payable account by $9,675 for the year ended December 31, 2004. New Valley’s management is considering whether to continue to protest the assessment by requesting an additional administrative hearing or challenging the notice of proposed assessment in court. No assurances can be given that the Company will prevail in this matter. New Valley believes it has fully provided for any amounts due in its consolidated financial statements at December 31, 2004.
      As of December 31, 2004, the Company had consolidated net operating loss carryforwards of approximately $160,500. Approximately $41,699 of the Company’s consolidated net operating loss carryforwards expire at December 31, 2006, approximately $24,800 expire at December 31, 2007 and approximately $37,600 expire at December 31, 2011. The remaining $56,400 expire at various dates between December 31, 2017 and December 31, 2023. New Valley also has approximately $13,542 of alternative minimum tax credit carry forwards as of December 31, 2004, which may be carried forward indefinitely under current U.S. tax law.
11.  Other Long-Term Liabilities
      The components of other long-term liabilities, excluding mortgage note payable, are as follows:

	December 31, 2004		December 31, 2003

	Long-term	Current	Long-term	Current
	portion	Portion	Portion	portion

Retiree and disability obligations	$2,429	$500	$2,497	$500
Other long-term liabilities	146	—	193	—

Total other long-term liabilities	$2,575	$500	$2,690	$500

12.  Warrants
      On June 14, 2004, warrants to purchase 17,859,354 common shares expired. The warrants were issued in connection with the Company’s 1999 recapitalization. A total of 8,084 warrants were exercised during 2004 prior to the expiration of the warrants.
13.  Stock Option Plans
     New Valley
      On January 19, 2000, the Company adopted its 2000 Long-Term Incentive Plan (the “Stock Plan”), which was approved by the stockholders of the Company on May 24, 2000. The Stock Plan authorizes the granting of up to 2,500,000 common shares, subject to adjustment, of the Company through awards of stock options (which may include incentive stock options and/or nonqualified stock options), stock appreciation rights and restricted common shares. All officers, employees and consultants of the Company and its subsidiaries are eligible to receive awards under the Stock Plan.
      On March 22, 2000, the Company granted incentive and non-qualified stock options to purchase a total of 1,196,299 common shares to approximately 100 employees of LTS. On October 27, 2000, the Company granted options for an additional 28,266 common shares to two employees of LTS. In the case of both grants, the exercise price of the options was $3.875 per share, the fair market value on the date of grant. The options had terms of between seven and ten years and vested over periods of three to five years after the date of grant. Following New Valley’s distribution of its LTS shares on December 20, 2001, LTS was no longer a subsidiary of New Valley under the terms of the Stock Plan. As a result, for purposes of the Stock Plan, the recipients’

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employment by a subsidiary of New Valley was deemed to have terminated as of December 20, 2001 and all unexercised options expired on March 20, 2002.
      On January 19, 2000, the Company also adopted the Non-Employee Directors Stock Option Program, which was approved by the stockholders of the Company on May 24, 2000. A total of 200,000 common shares are issuable under the program, subject to adjustment. Under the program, each non-employee director will receive an option to acquire 10,000 common shares upon the later of the adoption of the program or the date such individual becomes a non-employee director. In addition, commencing with the 2001 annual meeting of stockholders and with respect to each subsequent annual meeting, an option to acquire an additional 5,000 common shares will be granted automatically to each non-employee director upon reelection as a director. The exercise price for each option awarded under the program will be equal to the fair market value of a common share on the date of grant. Each option will become exercisable on the first anniversary of the date of grant. On the date of adoption of the program, options to purchase a total of 40,000 common shares for an exercise price of $4.6875 per share were issued to the four non-employee directors of the Company. Options for an additional 20,000 common shares were issued under the plan to non-employee directors in each of 2002, 2003 and 2004 with exercise prices of $4.15, $4.01 and $4.13 per share, respectively.
      On November 18, 1996, the Company granted an executive officer and director of the Company nonqualified options to purchase 330,000 Common Shares at a price of $.58 per share and 97,000 Class B Preferred Shares at a price of $1.85 per share. These old common share options were changed into options to purchase 33,000 Common Shares and 99,000 Warrants for an aggregate exercise price of $191 in connection with the plan of recapitalization. The options on the Class B Preferred Shares were changed into options to purchase 32,333 Common Shares and 485,000 Warrants at an aggregate exercise price of $179 in connection with the Company’s 1999 plan of recapitalization. These options became fully vested on July 1, 2002 and may be exercised on or prior to July 1, 2006.
      Subsequent Event. On January 10, 2005, New Valley’s President and Chief Operating Officer was awarded a restricted stock grant of 1,250,000 common shares pursuant to the Stock Plan. Under the terms of the award, one-seventh of the shares vest on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In the event Mr. Lorber’s employment with New Valley is terminated for any reason other than his death, his disability or a change of control of New Valley or Vector, any remaining balance of the shares not previously vested will be forfeited by Mr. Lorber. New Valley will record deferred compensation of $8,886 representing the fair market value of the restricted shares on the date of the grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. New Valley anticipates recording $1,857 in compensation expense in 2005, $1,269 as compensation expense in each of the years from 2006 to 2009, $1,899 in 2010 and $52 in 2011.
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

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s stock options granted to employees and non-employee directors follows:
     New Valley

				Weighted
				Average
			Weighted	Remaining
	Number of		Average	Contractual
	Shares	Exercise Price	Fair Value	Life (Years)

Outstanding on December 31, 2001	331,613	$3.57 - $5.80	$7.50	6.50
Granted	20,000	$4.15	$2.13
Exercised	(68,276)
Cancelled	(138,004)

Outstanding on December 31, 2002	145,333	$3.57 - $5.80	$13.74	6.02
Granted	20,000	$4.01	$2.45
Exercised	—
Cancelled	—

Outstanding on December 31, 2003	165,333	$3.57 - $5.80	$12.37	5.56
Granted	20,000	$4.13	$2.32
Exercised	—
Cancelled	—

Outstanding on December 31, 2004	185,333	$3.57 - $5.80	$11.28	4.06

		Weighted
	Number of	Average
	Shares	Exercise Price

Options exercisable at:
December 31, 2002	125,333	$5.02
December 31, 2003	145,333	$4.90
December 31, 2004	165,333	$4.72
      The estimated fair value at grant date of options granted by New Valley in 2004, 2003 and 2002 was $46, $49 and $43, respectively. The estimated fair value was calculated using the Black-Scholes option pricing model, based upon the following assumptions: volatility of 35.89% in 2004, 45.93% in 2003 and 31.89% in 2002, a risk-free rate of return of 4.73% in 2004, 3.41% in 2003 and 4.12% in 2002, an expected life of 10 years, a dividend rate of 0% and no forfeitures.
     Vector
      A summary of Vector options granted to New Valley employees since New Valley became a subsidiary of Vector on June 4, 1999 follows. Such table includes only option grants to the Company’s employees who were not also employees of Vector at the time of the grant.

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Weighted
				Average
			Weighted	Remaining
	Number of	Exercise	Average	Contractual
	Shares	Price	Fair Value	Life (Years)

Outstanding on December 31, 2001	600,863	$14.00	$11.23	7.85
Granted	—
Adjustment for stock dividend	30,043
Cancelled	—

Outstanding on December 31, 2002	630,906	$13.33	$10.69	6.85
Granted	—
Adjustment for stock dividend	31,545
Cancelled	—

Outstanding on December 31, 2003	662,451	$12.70	$9.71	5.85
Granted	—
Adjustment for stock dividend	33,122
Cancelled	—

Outstanding on December 31, 2004	695,573	$12.10	$9.25	4.85

      The entire amount of the Vector options was exercisable at December 31, 2004 and 2003, while none were exercisable at December 31, 2002.
      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the FASB issued the fair value method. SFAS No. 123, “Accounting for Stock-Based Compensation”, which, if fully adopted, changes the methods of recognition of cost on certain stock options.
14.  Accounts Payable and Accrued Liabilities
      The composition of accounts payable and accrued liabilities is as follows:

	December 31,

	2004	2003

Accounts payable and accrued liabilities:
Accrued compensation	$1,674	$1,522
Unearned revenues	170	461
Expenses associated with lawsuit settlement	2,150	—
Taxes	88	302
Accrued expenses and other liabilities	1,723	1,399

Total	$5,805	$3,684

15.  Prepetition Claims Under Chapter 11 and Restructuring Accruals
      The Company has $300 and $600 of prepetition claims and restructuring accruals at December 31, 2004 and 2003, respectively. Restructuring accruals at December 31, 2004 and 2003 consisted of $300 of disputed claims, primarily related to former employee benefits.
16.  Related Party Transactions
      At December 31, 2004, Vector, a company under the control of Bennett S. LeBow, Chairman of the Company’s Board of Directors, owned approximately 58.2% of the Company’s Common Shares. Several of the

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other officers and directors of the Company are also affiliated with Vector. In 1995, the Company signed an expense sharing agreement with Vector pursuant to which certain lease, legal support and administrative expenses are allocated to the entity incurring the expense. The Company reimbursed Vector net amounts of approximately $562, $480 and $320 for the years ended December 31, 2004, 2003 and 2002, respectively, under this agreement.
      An executive officer of the Company served as Chief Financial Officer of LTS from June 2001 through October 2002. In 2002, LTS accrued compensation of $100 for this executive officer in connection with his services, which was paid in four quarterly installments commencing April 1, 2003. Various executive officers and/or directors of the Company and Vector serve as members of the Board of Directors of LTS, which is indebted to the Company (see Note 6).
      An executive officer and director of the Company is a shareholder and registered representative in a broker-dealer to which the Company paid $46 in 2004, $48 in 2003 and $87 in 2002 in brokerage commissions and other income. This executive officer, a firm of which he serves as chairman of the board of directors, and the firm’s affiliates received ordinary and customary insurance commissions aggregating approximately $186 in 2004, $170 in 2003 and $140 in 2002 on various insurance policies issued for the Company and its subsidiaries and investees.
17.  Fair Value of Financial Instruments
      The estimated fair value of the Company’s financial instruments has been determined by the Company using available market information and appropriate valuation methodologies described below. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

	December 31, 2004		December 31, 2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$70,688	$70,688	$66,593	$66,593
Investments available for sale	7,837	7,837	17,944	17,944
Restricted assets	606	606	771	771
Long-term investments	2,408	15,204	2,429	11,739
Financial liabilities:
Mortgage note payable	39,213	39,213	39,910	39,910

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18.  Business Segment Information
      The following table presents certain financial information of the Company’s continuing operations before taxes and minority interests as of and for the years ended December 31, 2004, 2003 and 2002. The operations of BrookeMil are included in real estate operations.

			Corporate
	Real Estate		and Other	Total

2004
Revenues	$—		$—	$—
Other results from continuing operations	9,782		9,445	19,227
Income (loss) from continuing operations before taxes and minority interests	9,782		(4,328)	5,454
Identifiable assets	82,087	(a)	93,091	175,178
Depreciation and amortization	—		—	—
Capital expenditures	—		—	—

2003
Revenues	$—		$—	$—
Other results from continuing operations	1,379		2,494	3,873
Income (loss) from continuing operations before taxes and minority interests	1,379		(9,407)	(8,028)
Identifiable assets	74,594	(a)	87,302	161,896
Depreciation and amortization	—		—	—
Capital expenditures	—		—	—

2002
Revenues	$661		$—	$661
Other results from continuing operations	7,888		(16,334)	(8,446)
Income (loss) from continuing operations before taxes and minority interests	7,125		(29,301)	(22,176)
Identifiable assets	62,755	(a)	100,793	163,548
Depreciation and amortization	191		—	191
Capital expenditures	687		—	687

(a)	Identifiable assets in the real estate segment include $54,927, $55,876 and $54,947 in 2004, 2003 and 2002, respectively, of assets attributable to discontinued real estate operations.
19.  Discontinued Operations
      Real Estate Leasing. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the consolidated financial statements of New Valley reflect its real estate operations as discontinued operations for the three years ended December 31, 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as “Income from discontinued operations,” and the net cash flows of the discontinued operations have been reports as “Net cash provided from (used for) discontinued operations.”

NEW VALLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The assets of the discontinued operations have been recorded as “Investment in real estate (held for sale in 2004)” in the consolidated balance sheets.
      Summarized operating results of the discontinued real estate leasing operations for the three years ended December 31, 2004 are as follows:

	2004	2003	2002

Revenues	$7,333	$7,298	$340
Expenses	5,240	4,952	227

Income from operations before income taxes	$2,093	$2,346	$113
Income taxes	873	952	46

Income from discontinued operations	$1,220	$1,394	$67

      Gain on Disposal of Discontinued Operations. New Valley recorded a gain on disposal of discontinued operations of $5,927, net of income taxes of $4,048, for the year ended December 31, 2004 related to the adjustment of accruals established during New Valley’s bankruptcy proceedings in 1993 and 1994. The reversal of these accruals reduced various tax and other accruals for prepetition claims previously established and were made due to the completion of rulings related to these matters. The adjustment of these accruals is classified as gain on disposal of discontinued operations since the original establishment of such accruals was similarly classified as a reduction of gain on disposal of discontinued operations.

NEW VALLEY CORPORATION AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Quarters

	1st	2nd	3rd	4th(c)

2004:
Revenues	$—	$—	$—	$—
Expenses(a)	2,414	3,224	3,259	4,881
Other results from continuing operations	890	10,134	5,078	3,125
Income tax benefit	(244)	(212)	(160)	(13,245)

Income (loss) from continuing operations	(1,280)	7,122	1,979	11,489

Income from discontinued operations	358	355	299	208
Gain from discontinued operations	—	—	—	5,927

Income from discontinued operations	358	355	299	6,135

Net income (loss)(b)	$(922)	$7,477	$2,278	$17,624

Income (loss) per Common Share (Basic):
Income (loss) from continuing operations(b)	$(0.06)	$0.32	$0.09	$0.52
Discontinued operations	0.02	0.02	0.01	0.28

Net income (loss)(b)	$(0.04)	$0.34	$0.10	$0.80

Income (loss) per Common Share (Diluted):
Income (loss) from continuing operations(b)	$(0.06)	$0.32	$0.09	$0.52
Discontinued operations	0.02	0.02	0.01	0.28

Net income (loss)(b) Net loss	$(0.04)	$0.34	$0.10	$0.80

2003:
Revenues	$—	$—	$—	$—
Expenses(a)	3,224	2,538	2,595	3,524
Other results from continuing operations	(280)	(37)	2,156	2,034
Income tax benefit	(215)	(268)	(248)	(221)

Loss from continuing operations	(3,289)	(2,307)	(191)	(1,269)

Income from discontinued operations	314	392	363	325
Gain from discontinued operations	—	—	—	—

Income from discontinued operations	314	392	363	325

Net income (loss)(b)	$(2,975)	$(1,915)	$172	$(944)

Income (loss) per Common Share (Basic):
Loss from continuing operations(b)	$(0.14)	$(0.11)	$(0.01)	$(0.05)
Discontinued operations	0.01	0.02	0.02	0.01

Net income (loss)(b)	$(0.13)	$(0.09)	$0.01	$(0.04)

Income (loss) per Common Share (Diluted):
Loss from continuing operations(b)	$(0.14)	$(0.11)	$(0.01)	$(0.05)
Discontinued operations	0.01	0.02	0.02	0.01

Net income (loss)(b)	$(0.13)	$(0.09)	$0.01	$(0.04)

(a)	Includes minority interests in results from operations of consolidated subsidiaries.

(b)	The sum of quarterly income (loss) per share may not equal income (loss) per share for the year because the per share data for each quarter and for the year is independently computed.

(c)	Fourth quarter 2004 income from continuing operations included a $2,150 charge for the settlement of a stockholder derivative suit and a $9,000 income tax benefit related to the recognition of deferred tax assets of $9,000 based upon management’s belief that it is more likely than not such deferred tax assets will be realized based on a projection of taxable income for 2005. Fourth quarter 2004 income from discontinued operations included a gain of $5,927, net of income taxes of $4,048, related to the adjustment of accruals previously established during New Valley’s bankruptcy proceedings in 1993 and 1994. The adjustment to these accruals reduced various tax and bankruptcy accruals and was made due to the completion of settlements related to these matters. The adjustment of these accruals is classified as a gain on disposal of discontinued operations since the original establishment of such accruals was similarly classified as a reduction of gain on disposal of discontinued operations.

SCHEDULE III
NEW VALLEY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004
(Amounts in thousands)

					Gross Amount Carried
					At Close of Period
				Cost
		Initial Cost		Capitalized		Buildings
Description				Net of		and		Accumulated	Date	Date	Depreciable
And Location	Encumbrances	Land	Building	Deletions	Land	Improvements	Total	Depreciation	Constructed	Acquired	Life

Office Buildings:
100 College Road West	$26,784	$5,219	$31,842	$—	$5,219	$31,842	$37,061	$1,667	2000	Dec 2002	39
150 College Road West	12,429	2,417	14,780	—	2,417	14,780	17,197	774	2001	Dec 2002	39

Total	$39,213	$7,636	$46,622	$—	$7,636	$46,622	$54,258	$2,441

SCHEDULE III
NEW VALLEY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the three years ended December 31, 2004
(Amounts in thousands)
Reconciliation of Carrying Costs and Accumulated Deprecation

		Buildings and		Accumulated
	Land	Improvements	Total	Depreciation

Balance at January 1, 2002	$39,937	$11,198	$51,135	$2,148

Additions during period:
Other acquisitions	7,636	46,622	54,258	—
Improvements, etc	687	—	687	—
Reclassifications	—	—	—	—
Depreciation expense	—	—	—	2,123

Total Additions	8,323	46,622	54,945	2,123

Deductions during period:
Cost of real estate sold	40,624	11,198	51,822	4,221

Balance at December 31, 2002	$7,636	$46,622	$54,258	$50

Additions during period:
Other acquisitions	—	—	—	—
Improvements, etc	—	—	—	—
Reclassifications	—	—	—	—
Depreciation expense	—	—	—	1,196

Total Additions	—	—	—	1,196

Deductions during period:
Cost of real estate sold	—	—	—	—

Balance at December 31, 2003	$7,636	$46,622	$54,258	$1,246

Additions during period:
Other acquisitions	—	—	—	—
Improvements, etc	—	—	—	—
Reclassifications	—	—	—	—
Depreciation expense	—	—	—	1,195

Total Additions	—	—	—	1,195

Deductions during period:
Cost of real estate sold	—	—	—	—

Balance at December 31, 2004	$7,636	$46,622	$54,258	$2,441

SIGNATURES
      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW VALLEY CORPORATION

(REGISTRANT)

By:	/s/ J. Bryant Kirkland III

J. Bryant Kirkland III
Vice President, Treasurer
and Chief Financial Officer
Date: March 24, 2005

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2005.

Signature	Title

/s/ Bennett S. LeBow Bennett S. LeBow	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ J. Bryant Kirkland III J. Bryant Kirkland III	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Henry C. Beinstein Henry C. Beinstein	Director

/s/ Arnold I. Burns Arnold I. Burns	Director

/s/ Ronald J. Kramer Ronald J. Kramer	Director

/s/ Richard J. Lampen Richard J. Lampen	Director

/s/ Howard M. Lorber Howard M. Lorber	Director

/s/ Barry W. Ridings Barry W. Ridings	Director

/s/ Victor M. Rivas Victor M. Rivas	Director