Form 10-Q
period 2005-03-31
NEW VALLEY CORP
filed 2005-05-10
CIK 106374

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

     As of May 9, 2005, there were outstanding 23,332,036 of the registrant's Common Shares, $.01 par value.

================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION


                                                                                             Page
                                                                                             ----
     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of March 31,
                        2005 and December 31, 2004....................................         3

                    Condensed Consolidated Statements of Operations for
                        the three months ended March 31, 2005 and 2004................         4

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the three months
                        ended March 31, 2005..........................................         5

                    Condensed Consolidated Statements of Cash Flows for
                        the three months ended March 31, 2005 and 2004................         6

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................         7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................        18

     Item 3.        Quantitative and Qualitative Disclosures About
                        Market Risk...................................................        27

     Item 4.        Controls and Procedures...........................................        27

PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................        28

     Item 6.        Exhibits..........................................................        28


SIGNATURE.............................................................................        29



                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                                       March 31,       December 31,
                                                                                         2005             2004
                                                                                      ----------       ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents.............................................           $  94,682        $  70,688
     Investment securities available for sale..............................              13,373            7,837
     Due from broker.......................................................                  --              830
     Restricted assets.....................................................                  --              606
     Deferred income taxes.................................................                  --            9,000
     Other current assets..................................................                 303            2,314
                                                                                      ---------        ---------
         Total current assets..............................................             108,358           91,275
                                                                                      ---------        ---------

Investment in real estate held for sale....................................                  --           51,817
Investments in non-consolidated real estate businesses.....................              26,620           27,160
Restricted assets..........................................................                  --              134
Long-term investments, net.................................................               2,454            2,408
Notes receivable from LTS..................................................                  --            1,750
Other assets...............................................................                 626              634
                                                                                      ---------        ---------
         Total assets......................................................           $ 138,058        $ 175,178
                                                                                      =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of mortgage note payable..............................           $      --        $     644
     Accounts payable and accrued liabilities..............................               3,980            5,805
     Prepetition claims....................................................                 300              300
     Income taxes..........................................................                 469            1,649
                                                                                      ---------        ---------
         Total current liabilities.........................................               4,749            8,398
                                                                                      ---------        ---------

Mortgage note payable......................................................                  --           38,569
Other long-term liabilities................................................               2,342            2,575

Commitments and contingencies..............................................                  --               --

Stockholders' equity:
     Common Shares, $.01 par value; 100,000,000 shares
       authorized; 23,332,036 and 22,082,036 shares outstanding............                 233              221
     Additional paid-in capital............................................             862,187          862,473
     Unearned compensation on restricted stock.............................              (8,330)              --
     Accumulated deficit...................................................            (726,003)        (739,011)
     Accumulated other comprehensive income................................               2,880            1,953
                                                                                      ---------        ---------
         Total stockholders' equity........................................             130,967          125,636
                                                                                      ---------        ---------

         Total liabilities and stockholders' equity.......................            $ 138,058        $ 175,178
                                                                                      =========        =========





      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                       Three Months Ended March 31,
                                                                  -----------------------------------
                                                                      2005                  2004
                                                                  ------------           ------------
Revenues ...............................................          $         --           $         --
                                                                  ------------           ------------
         Total .........................................                    --                     --
                                                                  ------------           ------------

Cost and expenses:
     General and administrative ........................                 3,366                  2,414
                                                                  ------------           ------------
         Total .........................................                 3,366                  2,414
                                                                  ------------           ------------

Other results from operations:
     Equity (loss) income from non-consolidated
       real estate businesses ..........................                  (306)                   646
     Gain on sale of investments .......................                 1,441                     --
     Interest and dividend income ......................                   486                    249
     Gain from conversion of LTS notes .................                 9,461                     --
     Equity loss from operations of LTS ................                  (299)                    --
     Other loss ........................................                    (3)                    (5)
                                                                  ------------           ------------
         Total .........................................                10,780                    890
                                                                  ------------           ------------

Income (loss) from operations before income taxes ......                 7,414                 (1,524)

Income tax expense (benefit) ...........................                 2,927                   (244)
                                                                  ------------           ------------

Income (loss) from continuing operations ...............                 4,487                 (1,280)

Discontinued operations:
     Income from discontinued operations, net of income
       tax expense of $178 and $244 ....................                   231                    358
     Gain on disposal of discontinued operations, net of
       income tax expense of $6,395 and $0 .............                 8,290                     --
                                                                  ------------           ------------
         Income from discontinued operations ...........                 8,521                    358
                                                                  ------------           ------------

Net  income (loss) .....................................          $     13,008           $       (922)
                                                                  ============           ============

Income (loss) per Common Share (basic):
     Continuing operations .............................          $       0.19           $      (0.06)
     Discontinued operations ...........................                  0.37                   0.02
                                                                  ------------           ------------
     Net income (loss) per Common Share ................          $       0.56           $      (0.04)
                                                                  ============           ============

Number of shares used in computation ...................            23,193,147             22,117,852
                                                                  ============           ============

Income (loss) per Common Share (diluted):
     Continuing operations .............................          $       0.19           $      (0.06)
     Discontinued operations ...........................                  0.37                   0.02
                                                                  ------------           ------------
     Net income (loss) per Common Share ................          $       0.56           $      (0.04)
                                                                  ============           ============

Number of shares used in computation ...................            23,242,513             22,117,852
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


                                                                              Unearned                    Accumulated
                                             Common Shares     Additional   Compensation                     Other
                                           ------------------    Paid-In     Restricted    Accumulated    Comprehensive
                                           Shares      Amount    Capital       On Stock      Deficit         Income          Total
                                           ------      ------    -------       --------    -----------    -------------      -----
Balance, December 31, 2004............   22,082,036    $    221   $ 862,473    $    --     $ (739,011)         $ 1,953     $125,636

     Net income.......................           --          --          --         --         13,008               --       13,008
     Other comprehensive income:
       Net change in unrealized gain
         on investment securities.....           --          --          --         --             --              927          927
     Distribution of LTS stock........                               (9,162)                                                 (9,162)
     Issuance of restricted stock.....    1,250,000          12       8,876     (8,875)            --               --           13
     Compensation expense on restricted
         stock grant..................           --          --          --        545             --               --          545
                                         ----------    --------   ---------    -------     ----------          -------     --------

Balance, March 31, 2005...............   23,332,036    $    233   $ 862,187    $(8,330)    $ (726,003)         $ 2,880     $130,967
                                         ==========    ========   =========    =======     ==========          =======     ========










      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ----------------------------------
                                                                                       2005              2004
                                                                                  ---------------- -----------------
Cash flows from operating activities:
   Net income (loss).......................................................       $      13,008      $      (922)
   Income from discontinued operations.....................................              (8,521)            (358)
                                                                                  -------------      -----------
     Subtotal..............................................................               4,487           (1,280)
                                                                                  -------------      -----------
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
       Compensation expense on restricted stock grant......................                 545               --
       Equity (income) loss from non-consolidated real estate businesses...                 306             (646)
       Equity loss from operations of LTS..................................                 299               --
       Gain on sale of investments.........................................              (1,441)              --
       Gain from conversion of LTS notes receivable to LTS common stock....              (9,461)              --
       Distributions from non-consolidated real estate businesses..........                 234              159
       Deferred income tax expense.........................................               2,875               --
       Decrease in other current assets, restricted assets and other assets                (174)              95
       Decrease in accounts payable and accrued liabilities................              (1,488)          (1,764)
                                                                                  -------------      -----------

Net cash used for operating activities.....................................              (3,818)          (3,436)
                                                                                  -------------      -----------

Cash flows from investing activities:
     Sale or maturity of investment securities.............................               3,161               --
     Purchase of investment securities.....................................                (500)              --
     Investment in long-term investments...................................                 (46)            (229)
     Sale or liquidation of long-term investments..........................                  --              149
     Issuance of notes receivable from LTS.................................              (1,750)              --
     Purchase of LTS Common Stock..........................................              (1,500)              --
     Investment in non-consolidated real estate businesses.................                  --           (1,500)
                                                                                  -------------      -----------

Net cash used for investing activities.....................................                (635)          (1,580)
                                                                                  -------------      -----------

Cash flows from financing activities:
     Issuance of restricted stock..........................................                  13               --
                                                                                  -------------      -----------

Net cash provided from financing activities................................                  13               --
                                                                                  -------------      -----------

Net cash provided from discontinued operations.............................              28,434              606
                                                                                  -------------      -----------

     Net increase (decrease) in cash and cash equivalents..................              23,994           (4,410)
     Cash and cash equivalents, beginning of period........................              70,688           66,593
                                                                                  -------------      -----------

     Cash and cash equivalents, end of period..............................       $      94,682      $    62,183
                                                                                  =============      ===========




      See accompanying Notes to Condensed Consolidated Financial Statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



1.   Principles of Reporting

     The condensed consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The condensed consolidated financial statements as of March 31, 2005 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position as of March 31, 2005 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the consolidated financial statements in New Valley's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

     Nature of Operations

     The Company is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. New Valley holds a 50% interest in Douglas Elliman Realty, LLC ("Douglas Elliman Realty"), which operates a residential real estate brokerage company in the New York metropolitan area. The Company also owns, through its New Valley Realty Division, a 50% interest in Koa Investors LLC ("Koa Investors"), which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. At March 31, 2005, Vector Group Ltd. ("Vector"), New Valley's principal stockholder, owned 55.1% of New Valley's Common Shares.

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
                                   (Unaudited)



                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2005                2004
                                                ----------       ----------

      Weighted-average common
         shares outstanding.............        23,193,147       22,117,852

      Assumed exercise of stock
         options........................            49,366               --
                                                ----------       ----------

      Weighted-average common
         shares outstanding
         assuming dilution..............        23,242,513       22,117,852
                                                ==========       ==========

     The following stock options and warrants were outstanding during the three months ended March 31, 2005 and 2004, but were not included in the computation of diluted net income (loss) per common share because either the options' exercise prices were greater than the average market price of the Common Shares or, in the case of net loss per common share, the effect would have been anti-dilutive during the respective periods:

                                                 Three Months Ended March 31,
                                                -----------------------------
                                                   2005               2004
                                                ----------         ----------

      Number of stock options...........                --            165,333
                                                ----------         ----------

      Weighted-average exercise price...                --         $     4.79
                                                ----------         ==========

      Number of warrants (expired
         June 14, 2004)................                 --         17,867,438
                                                ----------         ----------

      Weighted-average exercise price...                --         $    11.30
                                                ----------         ==========

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

     In March 2004, the FASB reached a consensus on EITF 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 provides guidance for determining whether a

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



     noncontrolling investment in a limited liability company should be accounted for using the cost method or the equity method. Companies were required to adopt the provisions of this consensus in reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not have a material impact on the Company's financial position or results of operations.

     In 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company will adopt this new standard prospectively, on January 1, 2006, and has not yet determined the impact that SFAS No. 123 (revised 2004) will have on the Company's financial position or results of operations.


2.   Investment in Real Estate Held for Sale and Mortgage Note Payable

     In February 2005, New Valley completed the sale of its two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $71,500 and recorded a gain of $8,290, net of income taxes of $6,395, in the first quarter of 2005, which has been classified as "Gain on disposal of discontinued operations" in the accompanying condensed consolidated financial statements. The properties were subject to a nonrecourse mortgage loan due in December 2006, of which $39,213 was outstanding at December 31, 2004. New Valley retired the mortgage at closing with the proceeds of the sale. As a result of the sale, New Valley's real estate leasing operations, which were the primary source of New Valley's revenues for 2003, 2004 and the three months ended March 31, 2005, have been treated as discontinued operations in the accompanying condensed consolidated financial statements (see Note 14).

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

     In March 2003, Douglas Elliman Realty purchased the New York City-based residential brokerage firm, Douglas Elliman, LLC ("Douglas Elliman"), formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which has a principal amount of $9,500, bears interest at 12% per annum and is due in March 2013. Interest income earned by New Valley on the subordinated debt is recognized in the Company's condensed consolidated statements of operations as part of equity income (loss) from non-consolidated real estate businesses.

     New Valley accounts for its interest in Douglas Elliman Realty on the equity method and recorded income of $1,334 and $709 for the three months ended March 31, 2005 and 2004, respectively, associated with Douglas Elliman Realty. New Valley's equity income from Douglas Elliman Realty for the three months ended

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



     March 31, 2005 includes $315 of interest income earned by New Valley on the subordinated debt. New Valley's equity income from Douglas Elliman Realty for the three months ended March 31, 2004 includes $312 of interest income earned by New Valley on the subordinated debt and a loss of $58, which represented 44% of the mortgage company's loss from operations.

     Summarized financial information as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, respectively, for Douglas Elliman Realty is presented below.


                                         March 31, 2005      December 31, 2004
                                         --------------      -----------------

     Cash .............................     $20,446              $21,375
     Other current assets .............       4,828                4,726
     Property, plant and equipment, net      15,694               15,520
     Trademarks .......................      21,663               21,663
     Goodwill .........................      36,687               36,676
     Other intangible assets, net .....       2,578                2,748
     Other noncurrent assets ..........       1,029                1,112
     Notes payable - current ..........       4,820                4,998
     Other current liabilities ........      18,274               18,264
     Notes payable - long term ........      64,138               66,710
     Other long-term liabilities ......       3,083                3,125
     Members' equity ..................      12,610               10,723

                                         Three Months         Three Months
                                            Ended                Ended
                                        March 31, 2005       March 31, 2004
                                        --------------       --------------

     Revenues ........................      $71,402              $53,520
     Costs and expenses ..............       66,325               49,772
     Depreciation expense.............        1,126                1,096
     Amortization expense.............          184                  299
     Interest expense, net............        1,548                1,443
     Income tax expense ..............          181                   --
                                            -------              -------
     Net income ......................      $ 2,038              $   910
                                            =======              =======

     The Company received cash distributions from Douglas Elliman Realty of $234 for the three months ended March 31, 2005 and $159 for the three months ended March 31, 2004. The cash distributions consisted of interest payments received on the subordinated note.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



      Hawaiian Hotel

      In 2001, together with developer Brickman Associates and other investors, New Valley acquired control of the former Kona Surf Hotel in Kailua-Kona, Hawaii. The Company, which holds a 50% interest in Koa Investors LLC, the owner of the hotel, had invested $11,900 in the project and had committed to make additional investments of up to $600 at March 31, 2005. Following a major renovation, the property reopened in the fourth quarter 2004 as the Sheraton Keauhou Bay Resort & Spa, a four star resort with 521 rooms. In April 2004, a subsidiary of Koa Investors closed on a $57,000 construction loan to finance the renovation.

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

      The Company accounts for its interest in Koa Investors under the equity method and recorded losses of $1,640 and $63 for the three months ended March 31, 2005 and 2004, respectively, associated with the property. Koa Investors capitalized all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will experience operating losses during its opening phase.

      Summarized financial information as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, respectively, for Koa Investors is presented below.


                                                         March 31, 2005    December 31, 2004
                                                         --------------    -----------------
     Cash .........................................          $    381           $  2,062
     Restricted assets ............................             3,254              5,538
     Other current assets .........................             2,555                988
     Property, plant and equipment, net ...........            74,742             77,339
     Deferred financing costs, net ................             1,531              1,724
     Accounts payable and other current liabilities             9,146             11,064
     Notes payable ................................            60,366             60,356
     Members' equity ..............................            12,951             16,231


                                                           Three Months       Three Months
                                                               Ended              Ended
                                                           March 31, 2005     March 31, 2004
                                                           --------------     --------------

     Revenues .....................................          $  5,530           $     --
     Costs and operating expenses .................             5,754                 --
     Management fees ..............................                30                125
     Depreciation expense .........................             1,319                 --
     Amortization expense .........................               208                 --
     Interest expense, net ........................             1,499                 --
                                                             --------           --------
     Net loss .....................................          $ (3,280)          $   (125)
                                                             ========           ========


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



     The Company did not receive cash distributions from Koa Investors for the three months ended March 31, 2005 and 2004.

4.   Investment Securities Available For Sale

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized gains on sales of investment securities available for sale of $1,441 for the three months ended March 31, 2005.

     The components of investment securities available for sale at March 31, 2005 are as follows:

                                                                       Gross          Gross
                                                                     Unrealized    Unrealized       Fair
                                                         Cost           Gain          Loss          Value
                                                       --------      ----------    ----------    ----------
        Marketable equity securities..............     $ 10,493        $ 3,342         $ 462     $   13,373


5.   Ladenburg Thalmann Financial Services

     In 2002, Ladenburg Thalmann Financial Services Inc. ("LTS"), the Company's majority-owned subsidiary until December 2001, borrowed a total of $5,000 from New Valley. The loans, which bear interest at 1% above the prime rate, were due on the earlier of December 31, 2003 or the completion of one or more equity financings where LTS receives at least $5,000 in total proceeds. In November 2002, New Valley agreed, in connection with a $3,500 loan to LTS by an affiliate of its clearing broker, to extend the maturity of its notes to December 31, 2006 and to subordinate its notes to the repayment of the loan from the clearing broker.

     New Valley evaluated its ability to collect $13,198 of notes receivable and related interest from LTS at September 30, 2002. These notes receivable included the $5,000 of notes issued in 2002 and an $8,010 convertible note issued to New Valley in May 2001. New Valley determined, based on the then current trends in the broker-dealer industry and LTS's operating results and liquidity needs, that a reserve for uncollectibility should be established against these notes and interest receivable. As a result, New Valley recorded a charge of $13,198 in the third quarter of 2002.

     In November 2004, New Valley and the other holder of the convertible notes of LTS entered into a debt conversion agreement with LTS. New Valley and the other holder agreed to convert their notes, with an aggregate principal amount of $18,010, together with the accrued interest, into common stock of LTS. Pursuant to the debt conversion agreement, the conversion price of the notes held by New Valley was reduced from the previous conversion price of approximately $2.08 to $0.50 per share, and New Valley and the other holder each agreed to purchase $5,000 of LTS common stock at $0.45 per share.

     The note conversion transaction was approved by the LTS shareholders in January 2005 and closed on March 11, 2005. At the closing, New Valley's note, representing approximately $9,938 of principal and accrued interest, was converted into 19,876,358 shares of LTS common stock and New Valley purchased 11,111,111 LTS shares. New Valley recorded a gain from the conversion of $9,461, which represented the fair value of the converted shares as determined by an independent appraisal firm.

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



     On March 30, 2005, New Valley distributed the 19,876,358 shares of LTS common stock it acquired from the conversion of the notes to the holders of New Valley's Common Shares through a special distribution. New Valley stockholders of record as of March 18, 2005 received 0.852 of a LTS share for each share of New Valley.

     New Valley accounted for its interest in LTS from March 11, 2005 to March 30, 2005 (date of distribution) using the equity method of accounting because its ownership in LTS exceeded 20% and recorded a loss of $299 associated with LTS's operations during the period. New Valley recorded a reduction in equity of $9,162, which represented its carrying value of the LTS stock distributed at March 30, 2005.

     Following the distribution, New Valley continued to hold the 11,111,111 shares of LTS common stock (approximately 9% of the outstanding shares), the $5,000 of notes due December 31, 2006 and a warrant to purchase 100,000 shares of its common stock at $1.00 per share. The 11,111,111 common shares have been accounted for as investment securities available for sale in the Company's condensed consolidated balance sheet at March 31, 2005.

 6.  Long-Term Investments

     At March 31, 2005, long-term investments consisted primarily of investments in limited partnerships of $2,454 which are accounted for at historical cost. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $12,715 based on the indicated market values of the underlying investment portfolio provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships of up to an aggregate of $688 at March 31, 2005. In addition, the investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.

7.   Other Long-Term Liabilities

     The components of other long-term liabilities at March 31, 2005 are as follows:

                                                   Long-term        Current
                                                    Portion         Portion
                                                   ---------        -------
     Retiree and disability obligations ..          $2,322          $  500
     Other long-term liabilities .........              20              --
                                                    ------          ------
         Total other long-term liabilities          $2,342          $  500
                                                    ======          ======

     The retiree and disability obligations represent amounts recorded in connection with employee benefit accruals originating from the Company's former Western Union business. The amounts have been computed based on estimates of future benefits payable and may be subject to future adjustments based on actual payments.


 8.  Contingencies

     In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke Group Holding Inc. ("Brooke Group Holding"), an indirect wholly-owned subsidiary of Vector, in the Delaware Chancery Court by a stockholder of the Company. The suit alleges that the Company's purchase in January 1997 of the shares of BrookeMil Ltd., which was engaged in the real estate business in Russia, from Brooke (Overseas) Ltd., an indirect subsidiary of Brooke Group Holding, constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff seeks a

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



     declaration that the Company's directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleges, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In January 2001, the court denied a motion to dismiss the consolidated action. In March 2005, New Valley, its directors and Brooke Group Holding entered into an agreement to settle the consolidated action. The defendants did not admit any wrongdoing as part of the settlement, which is subject to court approval. Under the agreement, Vector will pay to New Valley $7,000, which will be recorded by New Valley upon receipt as additional paid-in-capital, and New Valley will pay legal fees and expenses, of up to $2,150, which were charged to general and administrative expenses in New Valley's consolidated statement of operations for the year ended December 31, 2004. A hearing on the proposed settlement is scheduled for June 14, 2005.

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

     Although there can be no assurances, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's condensed consolidated financial position, results of operations or cash flows.

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

     Other

     As of March 31, 2005, New Valley had $300 of prepetition bankruptcy-related claims and restructuring accruals. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

     In December 2001, New Valley's subsidiary, Western Realty Development LLC, sold all the membership interests in Western Realty Investments LLC to Andante Limited. In August 2003, Andante submitted an indemnification claim to Western Realty Development alleging losses of $1,225 from breaches of various

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



     representations made in the purchase agreement. Under the terms of the purchase agreement, Western Realty Development has no obligation to indemnify Andante unless the aggregate amount of all claims for indemnification made by Andante exceeds $750, and Andante is required to bear the first $200 of any proven loss. New Valley would be responsible for 70% of any damages payable by Western Realty Development. New Valley is contesting the indemnification claim.

9.   Restricted Stock Grant

     On January 10, 2005, New Valley's President and Chief Operating Officer was awarded a restricted stock grant of 1,250,000 Common Shares pursuant to the Company's 2000 Long-Term Incentive Plan. Under the terms of the award, one-seventh of the shares vest on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In the event the President and Chief Operating Officer's employment with New Valley is terminated for any reason other than his death, his disability or a change of control of New Valley or Vector, any remaining balance of the shares not previously vested will be forfeited by the President and Chief Operating Officer. New Valley recorded deferred compensation of $8,875 representing the fair market value of the restricted shares on the date of the grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. New Valley anticipates recording $1,855 in compensation expense in 2005, $1,268 as compensation expense in each of the years from 2006 to 2009, $1,896 in 2010 and $52 in 2011. The Company recorded an expense of $545 associated with the grant in the first quarter of 2005.

10.  Income Tax Expense

     Income tax expense for the three months ended March 31, 2005 was $9,500, which consisted of the utilization of deferred tax assets of $9,000, alternative minimum tax expense and state income taxes. An intraperiod allocation of income tax expense was performed and $2,927 of the expense was allocated to income from continuing operations and $6,573 was allocated to income from discontinued operations. The income tax provision from continuing operations for the three months ended March 31, 2005 did not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of utilization of net operating loss carryfowards, alternative minimum and state income tax expense and the impact of expenses not deductible for income tax purposes.

     For the three months ended March 31, 2004, the Company performed an intraperiod allocation of income tax expense between income from continuing operations and income from discontinued operations, which resulted in an income tax benefit from continuing operations of $244 and an income tax expense from discontinued operations of $244. The income tax provision from continuing operations for the three months ended March 31, 2004 did not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of utilization of net operating loss carryfowards and the impact of expenses not deductible for income tax purposes.

11.  Business Segment Information

     The following table presents certain financial information of the Company's operations before taxes as of and for the three months ended March 31, 2005 and 2004. As a result of the sale of the office buildings, New Valley's real estate leasing operations, which were the primary source of New Valley's revenues for 2003, 2004 and the three months ended March 31, 2005, have been treated as discontinued operations and are not reflected in the table.


                                                                             Corporate
                                                        Real Estate          and Other            Total
                                                        -----------          ---------         ----------
        THREE MONTHS ENDED MARCH 31, 2005
        Revenues................................         $    --           $       --          $       --
        Other income............................            (306)              11,086              10,780
        Income (loss) from operations
           before taxes.........................            (306)               7,720               7,414
        Identifiable assets.....................          26,620              111,438             138,058
        Depreciation and amortization...........              --                   --                  --
        Capital expenditures....................              --                   --                  --

        THREE MONTHS ENDED MARCH 31, 2004
        Revenues................................         $    --           $       --          $       --
        Other income............................             646                  244                890
        Income (loss) from operations
           before taxes.........................             646               (2,170)            (1,524)
        Identifiable assets.....................          76,382 (a)           87,191            163,573
        Depreciation and amortization...........              --                   --                 --
        Capital expenditures....................              --                   --                 --



--------------
(a) Identifiable assets in the real estate segment include $55,677 at March 31, 2004 of assets attributable to discontinued real estate operations.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



12.  Comprehensive Income

     Comprehensive income of the Company includes net income (loss) and changes in the value of investment securities available for sale that have not been included in net income (loss). Comprehensive income applicable to Common Shares for the three months ended March 31, 2005 and 2004 is as follows:


                                                                        Three Months Ended      Three Months Ended
                                                                          March 31, 2005          March 31, 2004
                                                                          --------------          --------------
      Net income (loss)..........................................            $  13,008               $    (922)
      Net unrealized gains on investment
        securities available for sale:
      Change in net unrealized gain .............................                2,368                   4,108
      Net unrealized gains reclassified into net income (loss)...               (1,441)                     --
                                                                             ----------              ---------

       Change in unrealized gain on investment securities........                  927                   4,108
                                                                             ---------               ---------

      Total comprehensive income ................................            $  13,935               $   3,186
                                                                             =========               =========



     The components of accumulated other comprehensive income were as follows as of March 31, 2005 and December 31, 2004:


                                                  March 31, 2005       December 31, 2004
                                                  --------------       -----------------

     Net unrealized gains on investment
          securities available for sale ...          $2,880                 $1,953
                                                     ======                 ======

     Accumulated other comprehensive income          $2,880                 $1,953
                                                     ======                 ======

13.  Stock Option Plans

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income to the extent options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company recorded $545 of compensation expense for the three months ended March 31, 2005 related to the amortization of a restricted stock grant award in January 2005 to its President and Chief Operating Officer. See Note 9 to the condensed consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months ended March 31, 2005 and 2004.


                                                                          Three Months Ended       Three Months Ended
                                                                            March 31, 2005           March 31, 2004
                                                                            --------------           --------------
     Net income (loss) applicable to Common Shares, as reported..              $ 13,008                $   (922)
     Add:  Employee stock compensation expense included
           in net income (loss), as reported.....................                   545                      --
     Deduct: Amortization of fair value of New Valley
       restricted stock grant....................................                  (545)                     --
     Deduct: Amortization of fair value of New Valley
       option grants.............................................                   (12)                    (13)
                                                                               --------                --------
     Net loss applicable to Common Shares, as adjusted...........              $ 12,996                $   (935)
                                                                               ========                ========
     Adjusted net income (loss) per share - basic and diluted....              $   0.56                $  (0.04)
                                                                               ========                ========


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



14.  Discontinued Operations

     Real Estate Leasing. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the condensed consolidated financial statements of New Valley reflect its real estate operations as discontinued operations for the three months ended March 31, 2005 and 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations and condensed consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as "Income from discontinued operations," and the net cash flows of the discontinued operations have been reported as "Net cash provided from discontinued operations." The assets of the discontinued operations were recorded at December 31, 2004 as "Investment in real estate held for sale" in the condensed consolidated balance sheet.

     Summarized operating results of the discontinued real estate leasing operations for the three months ended March 31, 2005 and 2004, respectively, are as follows:


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2005            2004
                                                                        ------          ------
     Revenues ................................................          $  924          $1,781
     Expenses ................................................             515           1,179
                                                                        ------          ------

     Income from discontinued operations before income taxes .             409             602

     Income tax expense from discontinued operations .........             178             244
                                                                        ------          ------

     Income from discontinued operations .....................          $  231          $  358
                                                                        ======          ======



     The Company recorded a gain in connection with the sale of $8,290, net of income taxes of $6,395, in the first quarter of 2005, which has been classified as "Gain on disposal of discontinued operations" in the accompanying condensed consolidated financial statements.

     Other. In February 2005, a state tax hearing officer reduced an assessment for the amount due for taxes associated with the 1994 sale of the Company's money transfer business to $1,589, which included interest of $885. In March 2005, the Company paid the $1,589 under protest. The Company intends to challenge the notice of proposed assessment in an additional administrative hearing or in court. No assurances can be given that the Company will prevail in this matter. The payment has been classified, along with the $30,023 provided from the sale and operations of the office buildings, in "Net cash provided from discontinued operations" in the condensed consolidated statements of cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars in Thousands, Except Per Share Amounts)
           ------------------------------------------------

Introduction

         New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. New Valley holds a 50% interest in Douglas Elliman Realty, LLC, which operates a residential real estate brokerage company in the New York metropolitan area. New Valley also owns, through its New Valley Realty Division, a 50% interest in Koa Investors LLC, which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii.

Recent Developments

         Sale of Office Buildings. In February 2005, New Valley completed the sale of the two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $71,500 and recorded a gain of $8,290, net of income taxes of $6,395, in the first quarter of 2005, which has been classified as "Gain on disposal of discontinued operations" in the accompanying condensed consolidated financial statements. The properties were subject to a nonrecourse mortgage loan due in December 2006, of which $39,213 was outstanding at December 31, 2004. New Valley retired the mortgage at closing with the proceeds of the sale. As a result of the sale, New Valley's real estate leasing operations, which were the primary source of New Valley's revenues for 2003, 2004 and the three months ended March 31, 2005, have been treated as discontinued operations in the accompanying condensed consolidated financial statements.

         Restricted Share Award. In January 2005, Howard M. Lorber, the President and Chief Operating Officer of New Valley, was awarded a restricted stock grant of 1,250,000 Common Shares pursuant to New Valley's 2000 Long-Term Incentive Plan. Under the terms of the award, one-seventh of the shares vest on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In the event Mr. Lorber's employment with New Valley is terminated for any reason other than his death, his disability or a change of control of New Valley or Vector, any remaining balance of the shares not previously vested will be forfeited by Mr. Lorber.

         Lawsuit Settlement. In March 2005, New Valley, its directors and Vector Group settled a stockholder derivative suit that alleged, among other things, that New Valley paid excessive consideration to acquire Vector's BrookeMil Ltd. subsidiary in 1997. The defendants did not admit any wrongdoing as part of the settlement, which is subject to court approval. Under the settlement, Vector Group will pay New Valley $7,000, and New Valley will pay legal fees and expenses of up to $2,150, which were charged to general and administrative expenses in New Valley's consolidated statement of operations for the year ended December 31, 2004. A hearing on the settlement is scheduled for June 14, 2005.

         Ladenburg Convertible Notes. In November 2004, New Valley and the other holder of the convertible notes of Ladenburg Thalmann Financial Services Inc. ("LTS") entered into a debt conversion agreement with LTS. New Valley and the other holder agreed to convert their notes, with an aggregate principal amount of $18,010, together with the accrued interest, into common stock of LTS. Pursuant to the debt conversion agreement, the conversion price of the note held by New Valley was reduced from the previous conversion price of approximately $2.08 to $0.50 per share, and New Valley and the other holder each agreed to purchase $5,000 of LTS common stock at $0.45 per share.

         The note conversion transaction was approved by the LTS shareholders in January 2005 and closed on March 11, 2005. At the closing, New Valley's note, representing approximately $9,938 of principal and accrued interest, was converted into 19,876,358 shares of LTS common stock and New Valley purchased 11,111,111 LTS shares. New Valley recorded a gain from the conversion of $9,461, which represented the fair value of the converted shares as determined by an independent appraisal firm.

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

         On March 30, 2005, New Valley distributed the 19,876,358 shares of LTS common stock it acquired from the conversion of the note to the holders of New Valley's Common Shares through a special distribution. New Valley stockholders of record as of March 18, 2005 received 0.852 of a LTS share for each share of New Valley.

         New Valley accounted for its interest in LTS from March 11, 2005 to March 30, 2005 (date of distribution) using the equity method of accounting because its ownership in LTS exceeded 20% and recorded a loss of $299 associated with LTS's operations during the period. New Valley recorded a reduction in equity of $9,162, which represented its carrying value of the LTS stock distributed at March 30, 2005.

         Following the distribution, New Valley continued to hold the 11,111,111 shares of LTS common stock (approximately 9% of the outstanding shares), $5,000 of LTS's notes due December 31, 2006, which are carried at $0 in New Valley's condensed consolidated balance sheet as of March 31, 2005, and a warrant to purchase 100,000 shares of its common stock at $1.00 per share.

         Hawaiian Hotel. New Valley holds a 50% interest in Koa Investors which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter of 2004 as a four star resort with 521 rooms. Koa Investors anticipates that the hotel will experience operating losses during its opening phase.

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

         New Valley accounts for its interest in Douglas Elliman Realty on the equity method. New Valley's equity income from Douglas Elliman Realty includes interest earned by New Valley on the subordinated debt and, prior to October 1, 2004, 44% of the mortgage company's results from operations.

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

         Investment Securities Available for Sale. At March 31, 2005, New Valley had investment securities available for sale of $13,373. New Valley classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses are included in other results from continuing operations. The cost of securities sold is determined based on average cost. Gains are recognized when realized in New Valley's condensed consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. New Valley's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of New Valley's marketable securities, it is New Valley's policy to record an impairment charge with respect to such investment in the Company's condensed consolidated statements of operations. During the first quarter of 2005, New Valley experienced net increases to unrealized gains on investment securities of $927, which have been included in accumulated other comprehensive income in the Company's condensed consolidated statement of changes in stockholders' equity.

         Investments in Non-Consolidated Real Estate Businesses. New Valley accounts for its 50% interest in Douglas Elliman Realty and in Koa Investors on the equity method because it has a significant, but less than controlling, interest in these entities. New Valley records its investments in these entities in its condensed consolidated balance sheets as "Investments in non-consolidated real estate businesses" and its share of the entities' income or loss as "Equity income (loss) from non-consolidated real estate businesses". Judgment is required in determining controlling interest. Factors considered by New Valley in determining whether it has significant influence or has control include risk and reward sharing, experience and financial condition of the other investors, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. However, New Valley's consolidated net income or loss for the period and its stockholders' equity at the end of the period are the same whether its investments in these entities are accounted for under the equity method or these entities are consolidated. Because New Valley does not control the decision-making process or business management practices of these entities, it relies on management of these entities and their independent accountants to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that New Valley uses in the application of the equity method. New Valley is not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on New Valley's condensed consolidated financial statements.

         Long-Term Investments. At March 31, 2005, New Valley had long-term investments of $2,454, which principally represented investments in various limited partnerships. The principal business of the limited partnerships is investing in real estate and investment securities. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its condensed consolidated statements of operations.

         Income Taxes. The years 2000 and 2004 were the only years out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated federal tax net operating loss, or NOL, carry forwards of approximately $141,000 as of March 31, 2005, which expire at various dates from 2006 through 2023. New Valley also has approximately $13,900 of alternative minimum tax credit carry forwards as of March 31, 2005, which may be carried forward indefinitely under current U.S. tax law. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax assets associated with these loss carry forwards if it is "more likely than not" that New Valley will not be able to utilize its deferred tax assets to offset future taxes. Prior to December 31, 2004, due to the size of the loss carry forwards in relation to New Valley's history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
           (Dollars in Thousands, Except Per Share Amounts)
           ------------------------------------------------


operating companies and real estate properties, New Valley had not recognized any of these net deferred tax assets. In 2004, New Valley recognized $9,000 of deferred tax assets based on management's belief that it is more likely than not such deferred tax assets will be realized based upon a projection of taxable income for 2005. The amount was expensed in the first quarter of 2005 in connection with New Valley's income for the three months ended March 31, 2005. Management will continue to monitor the Company's unrealized deferred tax assets in the future and determine whether any additional adjustments to the valuation allowance are warranted. For example, it is possible that New Valley could report additional profits in the future at levels which cause management to conclude that it is more likely than not that it will realize additional amounts of the carry forwards. Upon reaching such a conclusion, New Valley would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 41% under current tax rates. It is also possible that New Valley may not realize in the future deferred tax assets that may be recorded on its balance sheet. Upon reaching such a conclusion, New Valley will immediately reduce the value of the deferred tax assets at that time and then record an income tax provision equaling the amount of the impaired deferred tax assets. Thus, subsequent revisions to the estimated net realizable value of the deferred tax assets could cause New Valley's provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the loss carry forwards is utilized. New Valley's current tax provision consists of amounts due for current taxable income, which is primarily associated with state income taxes and the federal alternative minimum tax.

Results of Operations

         For the first quarter of 2005 and 2004, New Valley's results of operations include the accounts of its 50% interests in Douglas Elliman Realty and Koa Investors, which are included in other income (loss) from real estate activities. As a result of the sale of the office buildings, New Valley's real estate leasing operations, which were the primary source of New Valley's revenues for 2003, 2004 and the three months ended March 31, 2005, have been treated as discontinued operations and are not reflected in the table.


                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                     2005               2004
                                                   --------           --------

Real estate:
     Revenues ...........................          $     --           $     --
     Expenses ...........................                --                 --
     Other (loss) income ................              (306)               646
                                                   --------           --------
     Operating (loss) income before taxes          $   (306)          $    646
                                                   ========           ========

Corporate and other:
     Revenues ...........................          $     --           $     --
     Expenses ...........................             3,366              2,414
     Other income .......................            11,086                244
                                                   --------           --------
     Operating income (loss) before taxes          $  7,720           $ (2,170)
                                                   ========           ========

Income (loss) from continuing
    operations before income taxes ......          $  7,414           $ (1,524)
                                                   ========           ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
           (Dollars in Thousands, Except Per Share Amounts)
           ------------------------------------------------


         Real Estate

         Other income from real estate activities for the three months ended March 31, 2005 consisted of equity losses from non-consolidated real estate businesses of $306. The equity losses resulted from losses of $1,640 related to New Valley's investment in Koa Investors, which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii, offset by income of $1,334 from Douglas Elliman Realty. Other income from real estate activities in the 2004 period consisted of equity income from non-consolidated real estate businesses of $646. The equity income resulted from income of $709 from Douglas Elliman Realty offset by a loss of $63 related to New Valley's investment in Koa Investors.

         The principal source of Douglas Elliman Realty's revenues and profitability is commissions earned on residential property sales in the New York metropolitan area, which experienced high levels of residential sales activity and real estate prices during the 2004 and 2005 periods. A downturn in the residential real estate market or economic conditions in the New York metropolitan region could have a material adverse effect on Douglas Elliman Realty and New Valley's investment in that company.

         Koa Investors' loss in the 2005 first quarter primarily consisted of losses from operations of the Sheraton Keauhou Bay Resort & Spa. Koa Investors' loss in the 2004 period primarily consisted of management fees and losses from operations of the hotel. Koa Investors capitalized substantially all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will experience operating losses during its opening phase.

         Corporate and others

         Corporate and other expenses of $3,366 for the first quarter of 2005 consisted primarily of employee compensation and benefits of $1,963, non-cash compensation expense of $545 associated with the amortization of a restricted stock grant and legal expense of $181. Corporate and other expenses of $2,414 for the first quarter of 2004 consisted primarily of employee compensation and benefits of $1,568 and legal expense of $143. The increase in corporate expenses in 2005 was primarily due to increased compensation expense.

         For the first quarter of 2005, New Valley's income of $11,086 from corporate and other activities consisted primarily of the gain from the conversion of the LTS notes of $9,461, gains from the sale of investments of $1,441, and interest and dividends income of $486 offset by equity losses from the operations of LTS of $299. For the first quarter of 2004, New Valley's income of $244 from corporate and other activities consisted primarily of interest and dividends income of $249.

         The income tax expense from continuing operations for the three months ended March 31, 2005 was $2,927. This amount consisted of the utilization of deferred tax assets of $2,875, alternative minimum tax expense and state income taxes. This provision did not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of utilization of net operating loss carryfowards, alternative minimum and state income tax expense and the impact of expenses not deductible for income tax purposes. The benefit for income taxes for the three months ended March 31, 2004 resulted from an intraperiod allocation between income from discontinued operations and income from continuing operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
           (Dollars in Thousands, Except Per Share Amounts)
           ------------------------------------------------


Discontinued Operations

         Real Estate Leasing. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the condensed consolidated financial statements of New Valley reflect its real estate operations as discontinued operations for the three months ended March 31, 2005 and 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations and condensed consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as "Income from discontinued operations," and the net cash flows of the discontinued operations have been reported as "Net cash provided from discontinued operations." The assets of the discontinued operations were recorded at December 31, 2004 as "Investment in real estate held for sale" in the condensed consolidated balance sheet.

         Summarized operating results of the discontinued real estate leasing operations for the three months ended March 31, 2005 and 2004, respectively, are as follows:


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2005            2004
                                                                        ------          ------

     Revenues ................................................          $  924          $1,781
     Expenses ................................................             515           1,179
                                                                        ------          ------

     Income from discontinued operations before income taxes .             409             602

     Income tax expense from discontinued operations .........             178             244
                                                                        ------          ------

     Income from discontinued operations .....................          $  231          $  358
                                                                        ======          ======


         New Valley recorded a gain in connection with the sale of $8,290, net of income taxes of $6,395, in the first quarter of 2005, which has been classified as "Gain on disposal of discontinued operations" in the accompanying condensed consolidated financial statements.

         Other. In February 2005, a state tax hearing officer reduced an assessment for the amount due for taxes associated with the 1994 sale of the Company's money transfer business to $1,589, which included interest of $885. In March 2005, the Company paid the $1,589 under protest. The Company intends to challenge the notice of proposed assessment in an additional administrative hearing or in court. No assurances can be given that the Company will prevail in this matter. The payment has been classified, along with the $30,023 provided from the sale and operations of the office buildings, in "Net cash provided from discontinued operations" in the condensed consolidated statements of cash flows.

Liquidity and Capital Resources

         During the first quarter 2005, New Valley's cash and cash equivalents increased from $70,688 to $94,682 due primarily to cash provided from the sale of the office buildings.

         Cash used for operating activities for the three months ended March 31, 2004 was $3,818 compared to $3,436 in the prior year. The difference is primarily due to increases in other assets in the 2005 period as compared to the 2004 period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
           (Dollars in Thousands, Except Per Share Amounts)
           ------------------------------------------------


         Cash used for investing activities for the three months ended March 31, 2005 was $635 compared to $1,580 for the three months ended March 31, 2004. The decrease is primarily attributable to the investment in LTS notes receivable and common stock of $3,250 in the 2005 period offset by net sales of marketable securities of $2,615 in the 2005 period versus net purchases of $80 in the 2004 period and investments in non-consolidated real estate businesses of $1,500 in the 2004 period.

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

         New Valley holds a 50% interest in Koa Investors which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter of 2004 as a four star resort with 521 rooms. In April 2004, a subsidiary of Koa Investors closed on a $57,000 construction loan to finance the renovation. New Valley had invested $11,900 in the project and had committed to make additional investments of up to $600 at March 31, 2005. In the event that Koa Investors makes distributions of cash, the Company is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual 12% internal rate of return ("IRR"), compounded on a quarterly basis. The Company is then entitled to 35% of subsequent cash distributions until it has achieved an annual 25% IRR. The Company is then entitled to 30% of subsequent cash distributions until it has achieved an annual 35% IRR. After the Company has achieved an annual 35% IRR, the Company is then entitled to 25% of subsequent cash distributions.

         New Valley has also committed to make additional investments in another limited partnership of up to $689 at March 31, 2005.

         In November 2004, New Valley entered into a debt conversion agreement with LTS where it agreed to convert its convertible note into common stock and to purchase an additional $5,000 of LTS shares. The closing of these transactions occurred on March 11, 2005. See Note 5 to the condensed consolidated financial statements. LTS borrowed a total of $1,750 from New Valley in 2004 and an additional $1,750 in 2005. At the closing of the note conversion agreement, New Valley delivered these notes for cancellation as partial payment for its purchase of LTS shares. New Valley recorded a gain from the conversion of $9,461, which represented the fair value of the converted shares as determined by an independent appraisal firm. On March 30, 2005, New Valley distributed to its stockholders of record as of March 18, 2005 the LTS shares received on conversion. New Valley recorded a reduction in equity of $9,162, which represented its carrying value of the LTS stock distributed on that date.

         Cash flows provided from financing activities were $13 for the three months ended March 31, 2005 in connection with the par value received for the issuance of 1,250,000 shares of restricted stock.

         Cash flows provided from discontinued operations were $28,434 for the three months ended March 31, 2005, which consisted of $30,023 provided from the sale and operations of the office buildings and $1,589 in connection with the payment of a state income tax assessment discussed below.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
           (Dollars in Thousands, Except Per Share Amounts)
           ------------------------------------------------


         As of March 31, 2005, New Valley had $300 of prepetition bankruptcy-related claims. These remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

         As of March 31, 2005, New Valley accrued liabilities had recorded $2,822 of liabilities ($500 of which are classified as current accrued liabilities and $2,322 of which are classified as long-term liabilities) related to retiree and disability obligations in connection with employee benefit accruals originating from the Company's former Western Union business. The liabilities have been computed based on estimates of future benefits payable and may be subject to future adjustments based on actual payments.

         In February 2005, a state tax hearing officer reduced an assessment for the amount due for taxes associated with the 1994 sale of the Company's money transfer business to $1,589, which included interest of $885. In March 2005, the Company paid $1,589 under protest and intends to challenge the notice of proposed assessment in an additional administrative hearing or challenging the notice of proposed assessment in court. No assurances can be given that the Company will prevail in this matter. The payment has been classified in "Net cash provided from discontinued operations" in the condensed consolidated statements of cash flows.

         On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of May 9, 2005, New Valley had repurchased 1,229,515 shares for approximately $4,897.

         New Valley expects that its available capital resources will be sufficient to fund its currently anticipated cash requirements for 2005, including the currently anticipated cash requirements of its operating businesses, investments and commitments.

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

         In March 2004, the FASB reached a consensus on EITF 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 provides guidance for determining whether a noncontrolling investment in a limited liability company should be accounted for using the cost method or the equity method. Companies were required to adopt the provisions of this consensus in reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not have a material impact on the Company's financial position or results of operations.

         In 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company will adopt this new standard prospectively, on January 1, 2006, and has not yet determined the impact that SFAS No. 123 (revised 2004) will have on the Company's financial position or results of operations.

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

         Equity Price Risk

         New Valley held investment securities available for sale totaling $13,373 at March 31, 2005. Adverse market conditions could have a significant effect on the value of New Valley's investments.

         New Valley also holds long-term investments in limited partnerships and limited liability companies. These investments are illiquid, and their ultimate realization is subject to the performance of the investee entities.


Special Note Regarding Forward-Looking Statements

         New Valley and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent New Valley's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act, New Valley has identified under "Risk Factors" in Item 1 of New Valley's Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of New Valley.

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

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         See Note 8 to the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.


Item 6.  EXHIBITS

         (a)      Exhibits

              10.1 Restricted Share Award Agreement, dated as of January 10, 2005, between New Valley Corporation and Howard M. Lorber. (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated January 10, 2005).

              10.2 Stipulation and Agreement of Settlement, dated March 11, 2005, entered into on behalf of Vector and New Valley, relating to Goodwin v. New Valley Corporation (incorporated by reference to Exhibit 10.1 in Vector's Quarterly Report on Form 10-Q for the quarterly period ended March 31,
                     2005).

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




                                       NEW VALLEY CORPORATION
                                       (Registrant)



Date: May 10, 2005                     By: /s/ J. Bryant Kirkland III
                                           -------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                             Chief Accounting Officer)