Form 10-Q
period 2005-06-30
NEW VALLEY CORP
filed 2005-08-09
CIK 106374

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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

         As of August 8, 2005, there were outstanding 23,332,036 of the registrant's Common Shares, $.01 par value.



================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


                                TABLE OF CONTENTS



                                                                                               PAGE
                                                                                               ----

PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of June 30,
                        2005 and December 31, 2004....................................           2

                    Condensed Consolidated Statements of Operations for the
                        three months and six months ended June 30, 2005 and
                        2004..........................................................           3

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the six months ended
                        June 30, 2005.................................................           4

                    Condensed Consolidated Statements of Cash Flows
                        for the six months ended June 30, 2005 and 2004...............           5

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................           6

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................          20

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........          32

     Item 4.        Controls and Procedures...........................................          32


PART  II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................          33

     Item 4.        Submission of Matters to a Vote of Security Holders...............          33

     Item 6.        Exhibits..........................................................          34

SIGNATURE.............................................................................          35


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                               JUNE 30,          DECEMBER 31,
                                                                                 2005               2004
                                                                              ---------         -------------
                                     ASSETS


Current assets:
     Cash and cash equivalents..........................................      $  89,755          $  70,688
     Investment securities available for sale...........................         12,519              7,837
     Due from broker....................................................             --                830
     Restricted assets..................................................             --                606
     Deferred income taxes..............................................             --              9,000
     Other current assets...............................................            242              2,314
                                                                              ---------          ---------
         Total current assets...........................................        102,516             91,275
                                                                              ---------          ---------

Investment in real estate held for sale.................................             --             51,817
Investments in non-consolidated real estate businesses..................         29,515             27,160
Restricted assets.......................................................             --                134
Long-term investments, net..............................................          2,552              2,408
Notes receivable from LTS...............................................             --              1,750
Other assets............................................................            881                634
                                                                              ---------          ---------
         Total assets...................................................      $ 135,464          $ 175,178
                                                                              =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of mortgage note payable...........................      $      --          $     644
     Accounts payable and accrued liabilities...........................          2,388              5,805
     Prepetition claims.................................................            300                300
     Income taxes.......................................................            534              1,649
                                                                              ---------          ---------
         Total current liabilities......................................          3,222              8,398
                                                                              ---------          ---------

Mortgage note payable...................................................             --             38,569
Other long-term liabilities.............................................          2,382              2,575

Commitments and contingencies...........................................             --                 --

Stockholders' equity:
     Common Shares, $.01 par value; 50,000,000 and 100,000,000 shares
       authorized; 23,332,036 and 22,082,036 shares outstanding.........            233                221
     Additional paid-in capital.........................................        862,187            862,473
     Unearned compensation on restricted stock..........................         (7,710)                --
     Accumulated deficit................................................       (726,876)          (739,011)
     Accumulated other comprehensive income.............................          2,026              1,953
                                                                              ---------          ---------
         Total stockholders' equity.....................................        129,860            125,636
                                                                              ---------          ---------

         Total liabilities and stockholders' equity.....................      $ 135,464          $ 175,178
                                                                              =========          =========





                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30,                             JUNE 30,
                                                           -------------------------------       -------------------------------
                                                                2005               2004               2005               2004
                                                           ------------       ------------       ------------       ------------

Revenues:
     Real estate leasing................................   $         --       $         --       $         --       $         --
                                                           ------------       ------------       ------------       ------------
         Total..........................................             --                 --                 --                 --
                                                           ------------       ------------       ------------       ------------

Cost and expenses:
     General and administrative.........................          3,802              3,224              7,168              5,638
                                                           ------------       ------------       ------------       ------------
         Total..........................................          3,802              3,224              7,168              5,638
                                                           ------------       ------------       ------------       ------------

Other results from operations:
     Equity income from non-consolidated
       real estate businesses...........................          2,324              4,642              2,018              5,288
     Gain on sale of investments, net...................             --              5,292              1,441              5,292
     Interest and dividend income.......................            653                206              1,139                455
     Gain from conversion of LTS shares.................             --                 --              9,461                 --
     Equity loss in operations of LTS...................             --                 --               (299)                --
     Other income (loss)................................             52                 (6)                49                (11)
                                                           ------------       ------------       ------------       ------------
         Total..........................................          3,029             10,134             13,809             11,024
                                                           ------------       ------------       ------------       ------------

(Loss) income from operations before income taxes.......           (773)             6,910              6,641              5,386

Income tax expense (benefit)............................            100               (212)             3,027               (456)
                                                           ------------       ------------       ------------       ------------

(Loss) income from continuing operations................           (873)             7,122              3,614              5,842

Discontinued operations:
     Income from discontinued operations, net of
       income tax expense of $0, $262, $178 and $506....             --                355                231                713
     Gain on disposal of discontinued operations, net
       of income tax expense of $0, $0, $6,395 and $0...             --                 --              8,290                 --
                                                           ------------       ------------       ------------       ------------

          Income from discontinued operations...........             --                355              8,521                713
                                                           ------------       ------------       ------------       ------------

Net (loss) income.......................................   $       (873)      $      7,122       $     12,135       $      6,555
                                                           ============       ============       ============       ============

(Loss) income per Common Share (basic):
     Continuing operations..............................   $      (0.04)      $       0.32       $       0.15       $       0.27
     Discontinued operations............................             --               0.02               0.37               0.03
                                                           ------------       ------------       ------------       ------------
     Net (loss) income per Common Share.................   $      (0.04)      $       0.34       $       0.52       $       0.30
                                                           ============       ============       ============       ============

Number of shares used in computation....................     23,332,036         22,119,273         23,262,975         22,118,562
                                                           ============       ============       ============       ============

(Loss) income per Common Share (diluted):
     Continuing operations..............................   $      (0.04)      $       0.32       $       0.15       $       0.27
     Discontinued operations............................             --               0.02               0.37               0.03
                                                           ------------       ------------       ------------       ------------
     Net (loss) income per Common Share.................   $      (0.04)      $       0.34       $       0.52       $       0.30
                                                           ============       ============       ============       ============

Number of shares used in computation....................     23,332,036         22,123,808         23,320,211         22,130,166
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



                                                                                  UNEARNED                 ACCUMULATED
                                               COMMON SHARES          ADDITIONAL COMPENSATION                 OTHER
                                          ------------------------     PAID-IN   RESTRICTED   ACCUMULATED  COMPREHENSIVE
                                              SHARES         AMOUNT      CAPITAL     ON STOCK     DEFICIT       INCOME      TOTAL
                                            ------------     -------     --------  -----------  -----------  ------------- --------

Balance, December 31, 2004...............     22,082,036     $   221     $862,473    $    --     $(739,011)      $1,953    $125,636

     Net income..........................             --          --           --         --        12,135           --      12,135
     Other comprehensive income:
       Net change in unrealized gain
         on investment securities........             --          --           --         --            --           73          73
     Distribution of LTS shares..........                                  (9,162)                                           (9,162)
     Issuance of restricted stock........      1,250,000          12        8,876     (8,875)           --           --          13
     Compensation expense on restricted
         stock grant.....................             --          --           --      1,165            --           --       1,165
                                            ------------     -------     --------    -------     ---------       ------    --------

Balance, June 30, 2005...................     23,332,036     $   233     $862,187    $(7,710)    $(726,876)      $2,026    $129,860
                                             ===========     =======     ========    =======     =========       ======    ========






























                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                    --------------------------
                                                                                      2005              2004
                                                                                    --------          --------
Cash flows from operating activities:
   Net income.................................................................      $ 12,135          $  6,555
   Income from discontinued operations........................................        (8,521)             (713)
                                                                                    --------          --------
     Subtotal.................................................................         3,614             5,842
                                                                                    --------          --------

   Adjustments to reconcile net income to net cash used for operating activities:
       Compensation expense on restricted stock grant.........................         1,165                --
       Equity income from non-consolidated real estate businesses.............        (2,018)           (5,288)
       Equity loss from operations of LTS.....................................           299                --
       Gain on sale of investments............................................        (1,441)           (5,292)
       Gain from conversion of LTS notes receivable to LTS common stock.......        (9,461)               --
       Distributions from non-consolidated real estate businesses.............         1,040             1,238
       Deferred income tax expense............................................         2,875                --
       Decrease in other current assets, restricted assets and other assets...          (215)            1,001
       Decrease in accounts payable and accrued liabilities...................        (2,975)           (1,225)
                                                                                    --------          --------

Net cash used for operating activities........................................        (7,117)           (3,724)
                                                                                    --------          --------

Cash flows from investing activities:
     Sale or maturity of investment securities................................         3,161             7,863
     Purchase of investment securities........................................          (500)               --
     Investment in long-term investments......................................          (144)             (253)
     Sale or liquidation of long-term investments.............................            --               531
     Purchase of LTS notes receivable.........................................        (1,750)               --
     Purchase of LTS common stock.............................................        (1,500)               --
     Investment in non-consolidated real estate businesses....................        (1,377)           (2,500)
     Other, net...............................................................          (153)               --
                                                                                    --------          --------

Net cash (used for) provided from investing activities........................        (2,263)            5,641
                                                                                    --------          --------

Cash flows from financing activities:
     Exercise of warrants.....................................................            --                91
     Issuance of restricted stock.............................................            13                --
                                                                                    --------          --------

Net cash provided from financing activities...................................            13                91
                                                                                    --------          --------

Net cash provided from discontinued operations................................        28,434             1,164
                                                                                    --------          --------

     Net increase in cash and cash equivalents................................        19,067             3,172
     Cash and cash equivalents, beginning of period...........................        70,688            66,593
                                                                                    --------          --------

     Cash and cash equivalents, end of period.................................      $ 89,755          $ 69,765
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


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The condensed consolidated financial statements as of June 30, 2005 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position as of June 30, 2005 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the consolidated financial statements in New Valley's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

     NATURE OF OPERATIONS

     The Company is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. New Valley holds a 50% interest in Douglas Elliman Realty, LLC ("Douglas Elliman Realty"), which operates a residential real estate brokerage company in the New York metropolitan area. The Company also owns, through its New Valley Realty Division, a 50% interest in Koa Investors LLC ("Koa Investors"), which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. At June 30, 2005, Vector Group Ltd. ("Vector"), New Valley's principal stockholder, owned 55.1% of New Valley's Common Shares.

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company maintains its cash, cash equivalents and investments with what management believes are high quality and creditworthy financial institutions. The Company's account balances with various of these financial institutions exceed the insured limits of the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation.

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

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts) - (Continued)
                                   (Unaudited)


                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                           ---------------------------      --------------------------
                                               2005            2004            2005            2004
                                            ----------      ----------      ----------      ----------
     Weighted-average common
        shares outstanding............      23,332,036      22,119,273      23,262,975      22,118,562

     Assumed exercise of stock
        options.......................              --           4,535          57,236          11,604
                                            ----------      ----------      ----------      ----------

     Weighted-average common
        shares outstanding
        assuming dilution.............      23,332,036      22,123,808      23,320,211      22,130,166
                                            ==========      ==========      ==========      ==========


     The following stock options and warrants were outstanding during the three and six months ended June 30, 2005 and 2004, but were not included in the computation of diluted net (loss) income per common share because either the options' exercise prices were greater than the average market price of the Common Shares or, in the case of net loss per common share, the effect would have been anti-dilutive during the respective periods:


                                                    THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------------      ----------------------------------
                                                        2005                2004                2005                2004
                                                  --------------      --------------      --------------      --------------
     Number of stock options.................            205,333             105,333                  --              73,000
                                                  --------------      --------------      --------------      --------------

     Weighted-average exercise price.........     $         4.89      $         5.30                 N/A      $         5.19
                                                  ==============      ==============      ==============      ==============

     Number of warrants (expired June
        14, 2004)............................                 --          17,867,438                  --          17,867,438
                                                  --------------      --------------      --------------      --------------

     Weighted-average exercise price.........                N/A      $        11.30                 N/A      $        11.30
                                                  ==============      ==============      ==============      ==============

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior interim period financial information to conform to the current interim period presentation.

     NEW ACCOUNTING PRONOUNCEMENTS

     In 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company will adopt this new standard prospectively, on January 1, 2006, and has not yet determined the impact that SFAS No. 123 (revised 2004) will have on the Company's financial position or results of operations.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts) - (Continued)
                                   (Unaudited)



     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The application of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS Statement No. 143" ("FIN 47"). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

2.   INVESTMENT IN REAL ESTATE HELD FOR SALE AND MORTGAGE NOTE PAYABLE

     In February 2005, New Valley completed the sale of its two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $71,500 and recorded a gain of $8,290, net of income taxes of $6,395, in the six months ended June 30, 2005 which has been classified as "Gain on disposal of discontinued operations" in the accompanying condensed consolidated financial statements. The properties were subject to a nonrecourse mortgage loan due in December 2006, of which $39,213 was outstanding at December 31, 2004. New Valley retired the mortgage at closing with the proceeds of the sale. As a result of the sale, New Valley's real estate leasing operations, which were the primary source of New Valley's revenues for 2003, 2004 and the first quarter of 2005, have been treated as discontinued operations in the accompanying condensed consolidated financial statements (see Note 15).

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

     In March 2003, Douglas Elliman Realty purchased the New York City-based residential brokerage firm, Douglas Elliman, LLC ("Douglas Elliman"), formerly known as Insignia Douglas Elliman, and an affiliated property management company, for $71,250. New Valley invested an additional $9,500 in subordinated debt and equity of Douglas Elliman Realty to help fund the acquisition. The subordinated debt, which had an initial principal amount of $9,500, bears interest at 12% per annum and is due in March 2013. Interest income earned by New Valley on the subordinated debt is recognized in the Company's condensed consolidated statements of operations as part of equity income from non-consolidated real estate businesses.

     New Valley accounts for its interest in Douglas Elliman Realty on the equity method and recorded income of $4,126 and $5,460 for the three and six months ended June 30, 2005, respectively, and $4,704 and $5,413 for the three and six months ended June 30, 2004, respectively, associated with Douglas Elliman Realty. New Valley's equity income from Douglas Elliman Realty for the three and six months ended June 30, 2005 includes $313 and $628, respectively, of interest income earned by New Valley on the subordinated debt. New Valley's equity income from Douglas Elliman Realty for the three and six months ended June 30, 2004 includes $307 and $619,

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts) - (Continued)
                                   (Unaudited)


     respectively, of interest income earned by New Valley on the subordinated debt and income of $28 and a loss of $30, respectively, which represented 44% of the mortgage company's loss from operations.

     Summarized financial information as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004, for Douglas Elliman Realty is presented below. The summarized financial information for 2005 includes the results from operations from the related mortgage company.


                                                                      JUNE 30, 2005          DECEMBER 31, 2004
                                                                      -------------          -----------------

       Cash...............................................              $ 17,902                 $ 21,375
       Other current assets...............................                 6,937                    4,726
       Property, plant and equipment, net.................                16,718                   15,520
       Trademarks.........................................                21,663                   21,663
       Goodwill...........................................                38,392                   36,676
       Other intangible assets, net.......................                 2,750                    2,748
       Other noncurrent assets............................                   724                    1,112
       Notes payable - current............................                 4,570                    4,998
       Other current liabilities..........................                17,860                   18,264
       Notes payable - long term..........................                60,600                   66,710
       Other long-term liabilities........................                 2,070                    3,125
       Members' equity ...................................                19,986                   10,723




                                      THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                      ---------------------------           ----------------------------
                                       2005               2004                2005                2004
                                      -------            -------            --------            --------
     Revenues..................       $90,167            $79,880            $161,569            $133,400
     Costs and expenses........        79,437             68,528             145,762             118,300
     Depreciation expense......         1,202              1,053               2,328               2,149
     Amortization expense......           183                151                 367                 450
     Interest expense, net.....         1,526              1,410               3,074               2,853
     Income tax expense........           193                 --                 374                  --
                                      -------            -------            --------            --------
     Net income................       $ 7,626            $ 8,738            $  9,664            $  9,648
                                      =======            =======            ========            ========


     The Company received cash distributions from Douglas Elliman Realty of $806 and $1,040 for the three and six months ended June 30, 2005 and $1,079 and $1,238 for the three and six months ended June 30, 2004, respectively. The cash distributions consisted of tax distributions and interest payments received on the subordinated note.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts) - (Continued)
                                   (Unaudited)


     HAWAIIAN HOTEL

     In 2001, together with developer Brickman Associates and other investors, New Valley acquired control of the former Kona Surf Hotel in Kailua-Kona, Hawaii. The Company, which holds a 50% interest in Koa Investors LLC, the owner of the hotel, had invested $11,900 in the project and had committed to make additional investments of up to $600 at June 30, 2005. Following a major renovation, the property reopened in the fourth quarter 2004 as the Sheraton Keauhou Bay Resort & Spa, a four star resort with 521 rooms. In April 2004, a subsidiary of Koa Investors closed on a $57,000 construction loan to finance the renovation.

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

     The Company accounts for its interest in Koa Investors under the equity method and recorded losses of $1,802 and $3,442 for the three and six months ended June 30, 2005 and losses of $62 and $125 for the three and six months ended June 30, 2004, respectively, associated with the property. Koa Investors capitalized all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will continue to experience operating losses during its opening phase.

     Summarized financial information as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004, respectively, for Koa Investors is presented below.


                                                                      JUNE 30, 2005         DECEMBER 31, 2004
                                                                      -------------         -----------------

      Cash.................................................               $ 247                   $ 2,062
      Restricted assets....................................                 220                     5,538
      Other current assets.................................               2,322                       988
      Property, plant and equipment, net...................              74,888                    77,339
      Deferred financing costs, net........................               1,333                     1,724
      Accounts payable and other current liabilities.......               7,963                    11,064
      Notes payable........................................              61,131                    60,356
      Members' equity......................................               9,916                    16,231



                                             THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                             ---------------------------           ---------------------------
                                               2005              2004                 2005              2004
                                             -------             -----             --------             -----
     Revenues...........................     $ 5,223             $  --             $ 10,753             $  --
     Costs and operating expenses.......       5,461                --               11,215                --
     Management fees....................         304               125                  334               250
     Depreciation expense...............       1,333                --                2,652                --
     Amortization expense...............         210                --                  418                --
     Interest expense, net..............       1,519                --                3,018                --
                                             -------             -----             --------             -----
     Net loss...........................     $(3,604)            $(125)            $ (6,884)            $(250)
                                             =======             =====             ========             =====

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts) - (Continued)
                                   (Unaudited)


     In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley will record a gain in the third quarter of 2005 equaling the amount by which the distribution exceeds its basis plus any commitment to make additional investments. At June 30, 2005, New Valley's basis in Koa Investors was $4,958 and it had committed to make additional investments of up to $600.

     The Company did not receive cash distributions from Koa Investors for the three and six months ended June 30, 2005 and 2004.

     ST. REGIS HOTEL, WASHINGTON, D.C.

     In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC ("Hotel LLC"), which acquired the St. Regis Hotel in Washington, DC for $47,000 in August 2005. The Company, which holds a 50% interest in Hotel LLC, had invested $1,377 in the project and had committed to make additional investments of up to $8,623 at June 30, 2005, of which $4,873 has been funded in the third quarter of 2005. The members of Hotel LLC currently plan to renovate the hotel commencing in 2006. In connection with the closing of the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt.

     The Company accounts for its interest in Hotel LLC under the equity method. Hotel LLC will capitalize all costs related to the renovation of the property during the renovation phase.

     In the event that Hotel LLC makes distributions of cash, the Company is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual 11% IRR, compounded quarterly. The Company is then entitled to 35% of subsequent cash distributions until it has achieved an annual 22% IRR. The Company is then entitled to 30% of subsequent cash distributions until it has achieved an annual 32% IRR. After the Company has achieved an annual 35% IRR, the Company is then entitled to 25% of subsequent cash distributions.

4.   INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized gains on sales of investment securities available for sale of $0 and $1,441 for the three and six months ended June 30, 2005, respectively, and $5,179 and $5,179 for the three and six months ended June 30, 2004, respectively.

     The components of investment securities available for sale, which were all equity securities, at June 30, 2005, are as follows:


                                                                       GROSS          GROSS
                                                                     UNREALIZED    UNREALIZED        FAIR
                                                         COST           GAIN          LOSS           VALUE
                                                         ----        ---------     ---------         -----

          Equity securities............................ $10,493        $ 2,568         $ 542     $   12,519

     Investment securities available for sale as of June 30, 2005 include the Company's 11,111,111 shares of Ladenburg Thalmann Financial Services Inc. ("LTS"), which were carried at $6,333 (see Note 5).

5.   LADENBURG THALMANN FINANCIAL SERVICES

     In 2002, LTS, the Company's majority-owned subsidiary until December 2001, borrowed a total of $5,000 from New Valley. The loans, which bear interest

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts) - (Continued)
                                   (Unaudited)


     at 1% above the prime rate, were due on the earlier of December 31, 2003 or the completion of one or more equity financings where LTS received at least $5,000 in total proceeds. In November 2002, New Valley agreed, in connection with a $3,500 loan to LTS by an affiliate of its clearing broker, to extend the maturity of its notes to December 31, 2006 and to subordinate its notes to the repayment of the loan from the clearing broker.

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

     The note conversion transaction was approved by the LTS shareholders in January 2005 and closed on March 11, 2005. At the closing, New Valley's note, representing approximately $9,938 of principal and accrued interest, was converted into 19,876,358 shares of LTS common stock and New Valley purchased 11,111,111 LTS shares. In the first quarter 2005, New Valley recorded a gain from the conversion of $9,461, which represented the fair value of the converted shares as determined by an independent appraisal firm.

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

     Following the distribution, New Valley continued to hold the 11,111,111 shares of LTS common stock (approximately 9% of the outstanding shares), the $5,000 of notes due December 31, 2006 and a warrant to purchase 100,000 shares of its common stock at $1.00 per share. The 11,111,111 common shares have been accounted for as investment securities available for sale and are carried at $6,333 in the Company's condensed consolidated balance sheet at June 30, 2005.

6.   LONG-TERM INVESTMENTS

     At June 30, 2005, long-term investments consisted of investments in limited partnerships of $2,552 which are accounted for at historical cost. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $12,828 based on the indicated market values of the underlying investment portfolio provided by the partnerships

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts) - (Continued)
                                   (Unaudited)


     based on the indicated market values of the underlying assets or investment portfolio. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships of up to an aggregate of $591 at June 30, 2005. In addition, the investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The Company recognized gains of $113 for the three and six months ended June 30, 2004 related to the liquidation of one of its limited partnership investments.

7.   OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities at June 30, 2005 are as follows:


                                                          LONG-TERM        CURRENT
                                                           PORTION         PORTION
                                                          ---------        --------

Retiree and disability obligations..............          $  2,361          $   500
Other long-term liabilities.....................                21               --
                                                          --------       ----------
Total other long-term liabilities...............          $  2,382         $    500
                                                           =======          =======


     The retiree and disability obligations represent amounts recorded in connection with employee benefit accruals originating from the Company's former Western Union business. The liabilities have been computed based on estimates of future benefits payable and may be subject to future adjustments based on actual payments. The Company recorded expenses of $94 and $94 for the three and six months ended June 30, 2005 and $80 and $83 for the three and six months ended June 30, 2004, respectively, in connection with the retiree and disability obligations. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

8.   CONTINGENCIES

     LAWSUITS

     In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke Group Holding Inc. ("Brooke Group Holding"), an indirect wholly-owned subsidiary of Vector, in the Delaware Chancery Court by a stockholder of the Company. The suit alleged that the Company's purchase in January 1997 of the shares of BrookeMil Ltd., which was engaged in the real estate business in Russia, from Brooke (Overseas) Ltd., an indirect subsidiary of Brooke Group Holding, constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff sought a declaration that the Company's directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleged, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In March 2005, New Valley, its directors and Brooke Group Holding settled the consolidated action. The defendants did not admit any wrongdoing as part of the settlement. At a hearing held on June 14, 2005, the court approved the settlement. No appeal was taken and, therefore, the settlement is final. Under the settlement, New Valley paid $2,150 of legal fees in June 2005 and Vector paid $7,000 to New Valley on July 21, 2005. New Valley will record the receipt of $7,000 as additional paid-in-capital in the third quarter of 2005. New Valley accrued the legal fees and expenses of $2,150 during the year ended December 31, 2004 and charged the amount to general and administrative expenses.

     In July 1999, a purported class action was commenced on behalf of the Company's former Class B preferred shareholders against the Company, Brooke Group Holding and certain directors and officers of the Company in Delaware

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts) - (Continued)
                                   (Unaudited)


     Chancery Court. The complaint alleges that the recapitalization, approved by a majority of each class of the Company's stockholders in May 1999, was fundamentally unfair to the Class B preferred shareholders, the proxy statement relating to the recapitalization was materially deficient and the defendants breached their fiduciary duties to the Class B preferred shareholders in approving the transaction. The Court dismissed six of plaintiff's nine claims alleging inadequate disclosure in the proxy statement. Brooke Group Holding and the Company filed a motion for summary judgment on the remaining three claims, which was granted by the court in May 2005. The plaintiffs did not appeal the decision.

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

     OTHER

     As of June 30, 2005, New Valley had $300 of prepetition bankruptcy-related claims and restructuring accruals. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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

9.   RESTRICTED STOCK GRANT

     On January 10, 2005, New Valley's President and Chief Operating Officer was awarded a restricted stock grant of 1,250,000 Common Shares pursuant to the Company's 2000 Long-Term Incentive Plan. Under the terms of the award, one-seventh of the shares vested on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In the event the President and Chief Operating Officer's employment with New Valley is terminated for any reason other than his death, his disability or a change of control of New Valley or Vector, any remaining balance of the shares not previously vested will be forfeited by the President and Chief Operating Officer. New Valley recorded deferred compensation of $8,875 representing the fair market value of the restricted shares on the date of the grant. The deferred compensation will be amortized over the vesting period as a charge to compensation expense. New Valley anticipates recording $1,855 in compensation expense in 2005, $1,268 as compensation expense in each of the years from 2006 to 2009, $1,896 in 2010 and $52 in 2011. The Company recorded expense associated with the grant of $545 and $1,165 for the three and six months ended June 30, 2005, respectively.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts) - (Continued)
                                   (Unaudited)


10.  INCOME TAX EXPENSE

     Income tax expense for the three and six months ended June 30, 2005 was $100 and $9,600, respectively, which consisted of the utilization of deferred tax assets of $9,000, alternative minimum tax expense and state income taxes. An intraperiod allocation of income tax expense was performed and $3,027 of the expense was allocated to income from continuing operations and $6,573 was allocated to income from discontinued operations. The income tax provision from continuing operations for the three and six months ended June 30, 2005 did not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of utilization of net operating loss carryfowards, alternative minimum and state income tax expense and the impact of expenses not deductible for income tax purposes.

     For the three and six months ended June 30, 2004, the Company performed an intraperiod allocation of income tax expense between income from continuing operations and income from discontinued operations, which resulted in an income tax benefit from continuing operations of $212 and $456, respectively, and an income tax expense from discontinued operations of $262 and $506, respectively. The income tax provision from continuing operations for the three and six months ended June 30, 2004 did not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of utilization of net operating loss carryfowards and the impact of expenses not deductible for income tax purposes.

     As of June 30, 2005, the Company had approximately $78,250 of unrecognized deferred tax assets, which primarily consisted of the tax effects of U.S. net operating loss carryforwards of approximately $143,750 and net cumulative temporary differences where the tax basis of its assets exceeds the book basis of approximately $24,500. New Valley also has approximately $13,900 of alternative minimum tax credit carryforwards as of June 30, 2005. The Company establishes a valuation allowance against deferred tax assets when it is deemed more likely than not that the benefit from such items will be realized. Approximately $24,950 of the Company's consolidated net operating carryforwards expire at December 31, 2006, approximately $24,800 expire at December 31, 2007 and approximately $37,600 expire at December 31, 2011. The remaining $56,400 expire at various dates between December 31, 2017 and December 31, 2023. The Company's alternative minimum tax credit carryfoward may be carried forward indefinitely under current U.S. tax law.


11.  WARRANTS

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


12.  BUSINESS SEGMENT INFORMATION

     The following table presents certain financial information of the Company's operations as of and for the three and six months ended June 30, 2005 and 2004. For the three and six months ended June 30, 2005 and 2004, New Valley's results of operations include the accounts of its 50% interests in Douglas Elliman Realty and Koa Investors, which are included in other income (loss) from real estate activities. As a result of the sale of the office buildings, New Valley's real estate leasing operations, which were the primary source of New Valley's revenues for 2003, 2004 and the three months ended March 31, 2005, have been treated as discontinued operations and are not reflected in the table.


                                                                                 CORPORATE
                                                         REAL ESTATE             AND OTHER            TOTAL
                                                         -----------          --------------        ----------

        THREE MONTHS ENDED JUNE 30, 2005
        Revenues................................            $    --            $      --             $     --
        Other income............................              2,324                  705                3,029
        Operating income (loss) before
           taxes and minority interests.........              2,324               (3,097)                (773)
        Depreciation and amortization...........                 --                   --                   --

        THREE MONTHS ENDED JUNE 30, 2004
        Revenues................................            $    --            $      --             $     --
        Other income............................              4,642                5,492               10,134
        Operating income before
           taxes and minority interests.........              4,642                2,268                6,910
        Depreciation and amortization...........                325                   --                  325

        SIX MONTHS ENDED JUNE 30, 2005
        Revenues................................            $    --            $      --             $     --
        Other income............................              2,018               11,791               13,809
        Operating income before
           taxes and minority interests.........              2,018                4,623                6,641
        Identifiable assets.....................             29,665              105,799              135,464
        Depreciation and amortization...........                 --                   --                   --
        Capital expenditures....................                 --                   --                   --

        SIX MONTHS ENDED JUNE 30, 2004
        Revenues................................            $    --            $      --             $     --
        Other income............................              5,288                5,736               11,024
        Operating income before
           taxes and minority interests.........              5,288                   98                5,386
        Identifiable assets (a).................             80,240               84,731              164,971
        Depreciation and amortization...........                 --                   --                   --
        Capital expenditures....................                 --                   --                   --

--------------
(a) Identifiable assets in the real estate segment include $54,945 at June 30, 2004 of assets attributable to discontinued real estate operations.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts) - (Continued)
                                   (Unaudited)


13.  COMPREHENSIVE (LOSS) INCOME

     Comprehensive (loss) income of the Company includes net (loss) income and net changes in the value of investment securities available for sale that have not been included in net (loss) income. Comprehensive (loss) income applicable to Common Shares for the three and six months ended June 30, 2005 and 2004 is as follows:


                                                       THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------             ----------------------------
                                                        2005                2004                 2005                2004
                                                       -------             -------             --------             -------
     Net (loss) income...........................      $  (873)            $ 7,477             $ 12,135             $ 6,555
     Net unrealized gains on investment
       securities available for sale:
     Change in net unrealized gain...............         (854)             (1,072)               1,514               3,036
     Net unrealized gains reclassified into
       net income................................           --              (5,179)              (1,441)             (5,179)
     Change in unrealized gains
       on investment securities..................         (854)             (6,251)                  73              (2,143)
                                                       -------             -------             --------             -------
     Total comprehensive (loss) income...........      $(1,727)            $ 1,226             $ 12,208             $ 4,412
                                                       =======             =======             ========             =======


     The components of accumulated other comprehensive income were as follows as of June 30, 2005 and December 31, 2004:


                                                       JUNE 30, 2005      DECEMBER 31, 2004
                                                       --------------     -----------------

     Net unrealized gains on investment
          securities available for sale...........          $2,026            $1,953
                                                            ======            ======
     Accumulated other comprehensive income.......          $2,026            $1,953
                                                            ======            ======


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts) - (Continued)
                                   (Unaudited)


14.  STOCK OPTION PLANS

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income to the extent options granted under these plans had an exercise price equal to the market value of the underlying Common Shares on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and six months ended June 30, 2005 and 2004, respectively.


                                                        THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                        --------------------------          ----------------------------
                                                          2005              2004              2005                2004
                                                         -----             -------          --------             -------
     Net (loss) income applicable to
         Common Shares, as reported................     $ (873)            $ 7,477          $ 12,135             $ 6,555
     Add:  Employee stock compensation
         expense included in net (loss)
         income, as reported.......................        640                  --             1,165                  --
     Deduct: Amortization of fair value of
         New Valley restricted stock grant.........       (640)                 --            (1,165)                 --
     Deduct: Amortization of fair value of
         New Valley option grants..................        (15)                (12)              (27)                (25)
                                                        ------             -------          --------             -------
     Net (loss) income applicable to
         Common Shares, as adjusted................     $ (888)            $ 7,465          $ 12,108             $ 6,530
                                                        ======             =======          ========             =======
     Adjusted net (loss) income per share -
         - basic and diluted.......................     $(0.04)            $  0.34          $   0.52             $  0.30
                                                        ======             =======          ========             =======


15.  DISCONTINUED OPERATIONS

     Real Estate Leasing. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the condensed consolidated financial statements of New Valley reflect its real estate operations as discontinued operations for the three and six months ended June 30, 2005 and 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations and condensed consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as "Income from discontinued operations," and the net cash flows of the discontinued operations have been reported as "Net cash provided from discontinued operations." The assets of the discontinued operations were recorded at December 31, 2004 as "Investment in real estate held for sale" in the condensed consolidated balance sheet.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except per share amounts) - (Continued)
                                   (Unaudited)


     Summarized operating results of the discontinued real estate leasing operations for the three and six months ended June 30, 2005 and 2004, respectively, are as follows:


                                                     THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------          -------------------------
                                                        2005              2004            2005              2004
                                                     -------            ------            ----            ------

     Revenues..................................      $    --            $1,811            $924            $3,592
     Expenses..................................           --             1,194             515             2,373
                                                     -------            ------            ----            ------
     Income from discontinued operations
         before income taxes...................           --               617             409             1,219
     Income tax expense from discontinued
         operations............................           --               262             178               506
                                                     -------            ------            ----            ------
     Income from discontinued operations.......      $    --            $  355            $231            $  713
                                                     =======            ======            ====            ======

     The Company recorded a gain in connection with the sale of $8,290, net of income taxes of $6,395, in the first quarter of 2005, which has been classified as "Gain on disposal of discontinued operations" in the accompanying condensed consolidated financial statements.

     Other. In February 2005, a state tax hearing officer reduced an assessment for the amount due for taxes associated with the 1994 sale of the Company's money transfer business to $1,589, which included interest of $885. In March 2005, the Company paid the $1,589 under protest and is challenging the assessment in an additional administrative hearing. No assurances can be given that the Company will prevail in this matter. The payment has been classified, along with the $30,023 provided from the sale and operations of the office buildings, as "Net cash provided from discontinued operations" in the condensed consolidated statements of cash flows.

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


RECENT DEVELOPMENTS


         SALE OF OFFICE BUILDINGS. In February 2005, New Valley completed the sale of the two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $71,500 and recorded a gain of $8,290, net of income taxes of $6,395, in the first quarter of 2005, which has been classified as "Gain on disposal of discontinued operations" in the accompanying condensed consolidated financial statements. The properties were subject to a nonrecourse mortgage loan due in December 2006, of which $39,213 was outstanding at December 31, 2004. New Valley retired the mortgage at closing with the proceeds of the sale. As a result of the sale, New Valley's real estate leasing operations, which were the primary source of New Valley's revenues for 2003, 2004 and the three and six months ended June 30, 2005, have been treated as discontinued operations in the accompanying condensed consolidated financial statements.

         RESTRICTED SHARE AWARD. In January 2005, Howard M. Lorber, the President and Chief Operating Officer of New Valley, was awarded a restricted stock grant of 1,250,000 Common Shares pursuant to New Valley's 2000 Long-Term Incentive Plan. Under the terms of the award, one-seventh of the shares vested on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. In the event Mr. Lorber's employment with New Valley is terminated for any reason other than his death, his disability or a change of control of New Valley or Vector, any remaining balance of the shares not previously vested will be forfeited by Mr. Lorber.

         LAWSUIT SETTLEMENT. In March 2005, New Valley, its directors and Vector Group settled a stockholder derivative suit that alleged, among other things, that New Valley paid excessive consideration to acquire Vector's BrookeMil Ltd. subsidiary in 1997. The defendants did not admit any wrongdoing as part of the settlement, which was approved by the Delaware Chancery Court in June 2005. Under the settlement, Vector Group paid New Valley $7,000 on July 21, 2005, and New Valley paid legal fees and expenses of $2,150 in June 2005. New Valley charged the legal fees and expenses to general and administrative expenses in its consolidated statement of operations for the year ended December 31, 2004. New Valley will record the receipt of $7,000 as additional paid-in-capital in the third quarter of 2005.

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

         The note conversion transaction was approved by the LTS shareholders in January 2005 and closed on March 11, 2005. At the closing, New Valley's note, representing approximately $9,938 of principal and accrued interest, was converted into 19,876,358 shares of LTS common stock and New Valley purchased 11,111,111 LTS shares. In the first quarter of 2005, New Valley recorded a gain from the conversion of $9,461, which represented the fair value of the converted shares as determined by an independent appraisal firm.

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

         Following the distribution, New Valley continued to hold the 11,111,111 shares of LTS common stock (approximately 9% of the outstanding shares), which have been classified as "Investment securities available for sale" in New Valley's condensed consolidated balance sheet at June 30, 2005, $5,000 of LTS's notes due December 31, 2006, which are carried at $0 in New Valley's condensed consolidated balance sheet as of June 30, 2005, and a warrant to purchase 100,000 shares of its common stock at $1.00 per share.

         HAWAIIAN HOTEL. New Valley holds a 50% interest in Koa Investors which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter of 2004 as a four star resort with 521 rooms. Koa Investors anticipates that the hotel will continue to experience operating losses during its opening phase. In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley.

         ST. REGIS HOTEL, WASHINGTON, D.C. In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC ("Hotel LLC") which acquired the St. Regis Hotel in Washington, DC for $47,000 in August 2005. New Valley, which holds a 50% interest in Hotel LLC, had invested $1,377 in the project and had committed to make additional investments of up to $8,623 at June 30, 2005, of which $4,873 has been funded in the third quarter of 2005. The members of Hotel LLC currently plan to renovate the hotel commencing in 2006. In connection with the closing of the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt.

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

         INVESTMENT SECURITIES AVAILABLE FOR SALE. At June 30, 2005, New Valley had investment securities available for sale of $12,519, which included 11,111,111 shares of LTS common stock, which were carried at $6,333. New Valley classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses are included in other results from continuing operations. The cost of securities sold is determined based on average cost. Gains are recognized when realized in New Valley's condensed consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. New Valley's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of New Valley's marketable securities, it is New Valley's policy to record an impairment charge with respect to such investment in the Company's condensed consolidated statements of operations. During the six months ended June 30, 2005, New Valley experienced net increases to unrealized gains on investment securities of $73, which have been included in accumulated other comprehensive income in the Company's condensed consolidated statement of changes in stockholders' equity.

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

         LONG-TERM INVESTMENTS. At June 30, 2005, New Valley had long-term investments of $2,552, which principally represented investments in various limited partnerships. The principal business of the limited partnerships is investing in real estate and investment securities. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its condensed consolidated statements of operations.

         INCOME TAXES. The years 2000 and 2004 were the only years out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated federal tax net operating loss, or

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
         (Dollars in Thousands, Except Per Share Amounts)


NOL, carry forwards of approximately $143,750 as of June 30, 2005, which expire at various dates from 2006 through 2023, and approximately $24,500 of net cumulative temporary differences where the tax basis of its assets exceeds the book basis. New Valley also has approximately $13,900 of alternative minimum tax credit carry forwards as of June 30, 2005, which may be carried forward indefinitely under current U.S. tax law. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax assets associated with these loss carry forwards, temporary differences and credit carry forwards if it is "more likely than not" that New Valley will not be able to utilize its deferred tax assets to offset future taxes. Prior to December 31, 2004, due to the size of the loss carry forwards in relation to New Valley's history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional operating companies and real estate properties, New Valley had not recognized any of these net deferred tax assets. In 2004, New Valley recognized $9,000 of deferred tax assets based on management's belief that it is more likely than not such deferred tax assets will be realized based upon a projection of taxable income for 2005. The amount was expensed in the first quarter of 2005 in connection with New Valley's income for the three months ended March 31, 2005. Management will continue to monitor the Company's unrealized deferred tax assets in the future and determine whether any additional adjustments to the valuation allowance are warranted. For example, it is possible that New Valley could report additional profits in the future at levels which cause management to conclude that it is more likely than not that it will realize additional amounts of the carry forwards. Upon reaching such a conclusion, New Valley would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 41% under current tax rates. It is also possible that New Valley may not realize in the future deferred tax assets that may be recorded on its balance sheet. Upon reaching such a conclusion, New Valley will immediately reduce the value of the deferred tax assets at that time and then record an income tax provision equaling the amount of the impaired deferred tax assets. Thus, subsequent revisions to the estimated net realizable value of the deferred tax assets could cause New Valley's provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the loss carry forwards is utilized. New Valley's current tax provision consists of amounts due for current taxable income, which is primarily associated with state income taxes and the federal alternative minimum tax.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
         (Dollars in Thousands, Except Per Share Amounts)


RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2005 and 2004, New Valley's results of operations include the accounts of its 50% interests in Douglas Elliman Realty and Koa Investors, which are included in other income from real estate activities. As a result of the sale of the office buildings, New Valley's real estate leasing operations, which were the primary source of New Valley's revenues for 2003, 2004 and the three months ended March 31, 2005, have been treated as discontinued operations and are not reflected in the table.


                                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------           --------------------------
                                                      2005               2004               2005              2004
                                                    -------             -------           -------            ------
     Real estate:
         Revenues..............................     $    --             $   --            $    --            $   --
         Expenses..............................          --                 --                 --                --
         Other income..........................       2,324              4,642              2,018             5,288
                                                    -------             ------            -------            ------
         Operating income before
            taxes and minority interests.......     $ 2,324             $4,642            $ 2,018            $5,288
                                                    =======             ======            =======            ======

     Corporate and other:
         Revenues..............................     $    --             $   --            $    --            $   --
         Expenses..............................       3,802              3,224              7,168             5,638
         Other income..........................         705              5,492             11,791             5,736
                                                    -------             ------            -------            ------
         Operating (loss) income before
            taxes and minority interests.......     $(3,097)            $2,268            $ 4,623            $   98
                                                    =======             ======            =======            ======

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

       REAL ESTATE

         Other income from real estate activities for the three months ended June 30, 2005 consisted of equity income from non-consolidated real estate businesses of $2,324. The equity income resulted from income of $4,126 from Douglas Elliman Realty offset by losses of $1,802 related to New Valley's investment in Koa Investors, which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Other income from real estate activities in the 2004 period consisted of equity income from non-consolidated real estate businesses of $4,642. The equity income resulted from income of $4,704 from Douglas Elliman Realty offset by a loss of $62 related to New Valley's investment in Koa Investors.

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

         Koa Investors' loss in the 2005 first quarter primarily consisted of losses from operations of the Sheraton Keauhou Bay Resort & Spa. Koa Investors' loss in the 2004 period primarily consisted of management fees and losses from operations of the hotel. Koa Investors capitalized substantially all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will continue to experience operating losses during its opening phase.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
         (Dollars in Thousands, Except Per Share Amounts)


         CORPORATE AND OTHER

         Corporate and other expenses of $3,802 for the three months ended June 30, 2005 consisted primarily of employee compensation and benefits of $1,876, non-cash compensation expense of $620 associated with the amortization of a restricted stock grant and legal expense of $180. Corporate and other expenses of $3,224 for the three months ended June 30, 2004 consisted primarily of employee compensation and benefits of $1,761 and legal expense of $444. The increase in corporate expenses in the 2005 period was primarily due to the non-cash charges associated with the restricted stock grant.

         For the three months ended June 30, 2005, New Valley's income of $705 from corporate and other activities consisted primarily of interest and dividend income of $653. For the three months ended June 30, 2004, New Valley's income of $5,492 from corporate and other activities consisted primarily of gain on sale of investments of $5,292 and interest and dividend income of $206.

         The income tax provision of $100 for the three months ended June 30, 2005 related to state income taxes. This provision did not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of utilization of net operating loss carryfowards, alternative minimum and state income tax expense and the impact of expenses not deductible for income tax purposes. The benefit for income taxes of $212 for the three months ended June 30, 2004 resulted from an intraperiod allocation between income from discontinued operations and income from continuing operations offset by the impact of alternative minimum tax.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

         REAL ESTATE

         Other income from real estate activities for the six months ended June 30, 2005 consisted of equity income from non-consolidated real estate businesses of $2,018. The equity income resulted from income of $5,460 from Douglas Elliman Realty, offset by losses of $3,442 related to New Valley's investment in Koa Investors. Other income from real estate activities in the 2004 period consisted of equity income from non-consolidated real estate businesses of $5,288. The equity income resulted from income of $5,413 from Douglas Elliman Realty offset by a loss of $125 related to New Valley's investment in Koa Investors.

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

         Koa Investors' loss in the 2005 first quarter primarily consisted of losses from operations of the Sheraton Keauhou Bay Resort & Spa. Koa Investors' loss in the 2004 period primarily consisted of management fees and losses from operations of the hotel. Koa Investors capitalized substantially all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will continue to experience operating losses during its opening phase.

         CORPORATE AND OTHER

         Corporate and other expenses of $7,168 for the six months ended June 30, 2005 consisted primarily of employee compensation and benefits of $3,839, non-cash compensation expense of $1,165 associated with the amortization of a

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
         (Dollars in Thousands, Except Per Share Amounts)


restricted stock grant and legal expense of $361. Corporate and other expenses of $5,638 for the six months ended June 30, 2004 consisted primarily of employee compensation and benefits of $3,329 and legal expense of $587. The increase in corporate expenses in the 2005 period was primarily due to increased compensation expenses and the non-cash charges associated with the restricted stock grant offset by reduced legal expenses. The decrease in legal expenses in the first half of 2005 was primarily due to incremental legal expenses in the 2004 period associated with the Company's action against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley's former Western Union satellite business. Trial of the case was completed in New York federal court in August 2004 and the parties are awaiting the ruling of the court.

         For the six months ended June 30, 2005, New Valley's income of $11,791 from corporate and other activities consisted primarily of the gain from the conversion of the LTS notes of $9,461, gain on sale of investments of $1,441, and interest and dividends income of $1,139 offset by equity losses from the operations of LTS of $299. For the six months ended June 30, 2004, New Valley's income of $5,736 from corporate and other activities consisted primarily of gain on sale of investments of $5,292 and interest and dividend income of $455.

         The income tax expense from continuing operations for the six months ended June 30, 2005 was $3,027. This amount consisted of the utilization of deferred tax assets of $2,875, alternative minimum tax expense and state income taxes. This provision did not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of utilization of net operating loss carryfowards, alternative minimum and state income tax expense and the impact of expenses not deductible for income tax purposes. The benefit for income taxes of $456 for the six months ended June 30, 2004 resulted from an intraperiod allocation between income from discontinued operations and income from continuing operations offset by the impact of alternative minimum tax.

DISCONTINUED OPERATIONS

         Real Estate Leasing. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the condensed consolidated financial statements of New Valley reflect its real estate operations as discontinued operations for the three and six months ended June 30, 2005 and 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations and condensed consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as "Income from discontinued operations," and the net cash flows of the discontinued operations have been reported as "Net cash provided from discontinued operations." The assets of the discontinued operations were recorded at December 31, 2004 as "Investment in real estate held for sale" in the condensed consolidated balance sheet.

         Summarized operating results of the discontinued real estate leasing operations for the three and six months ended June 30, 2005 and 2004, respectively, are as follows:


                                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------           -------------------------
                                                        2005               2004             2005              2004
                                                     ----------           ------           ------            ------

     Revenues..................................      $       --            $1,811          $  924            $3,592
     Expenses..................................              --             1,194             515             2,373
                                                     ----------            ------          ------            ------
     Income from discontinued operations
         before income taxes...................              --               617             409             1,219
     Income tax expense from discontinued
         operations............................              --               262             178               506
                                                     ----------            ------          ------            ------
     Income from discontinued operations.......      $       --            $  355          $  231            $  713
                                                     ==========            ======          ======            ======

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

         OTHER. In February 2005, a state tax hearing officer reduced an assessment for the amount due for taxes associated with the 1994 sale of the Company's money transfer business to $1,589, which included interest of $885. In March 2005, the Company paid the $1,589 under protest. The Company is challenging the assessment in an additional administrative hearing. No assurances can be given that the Company will prevail in this matter. The payment has been classified, along with the $30,023 provided from the sale and operations of the office buildings, in "Net cash provided from discontinued operations" in the condensed consolidated statements of cash flows.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2005, New Valley's cash and cash equivalents increased from $70,688 to $89,755 due primarily to cash provided from the sale of the office buildings.

         Cash used for operating activities for the six months ended June 30, 2005 was $7,117 compared to $3,724 in the prior year. The difference is primarily due to the payment of legal fees and expenses of $2,150 associated with the settlement of the stockholder suit in the 2005 period as compared to the 2004 period.

         Cash used for investing activities for the six months ended June 30, 2005 was $2,263 compared to cash provided from investing activities of $5,641 for the six months ended June 30, 2004. The decrease is primarily attributable to the investment in LTS notes receivable and common stock of $3,250 in the 2005 period and the net sales of investsment securities of $2,661 in the 2005 period versus $7,863 in the 2004 period offset by investments in non-consolidated real estate businesses of $2,500 in the 2004 period and $1,377 in the 2005 period.

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

         New Valley holds a 50% interest in Koa Investors which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter of 2004 as a four star resort with 521 rooms. In April 2004, a subsidiary of Koa Investors closed on a $57,000 construction loan to finance the renovation. New Valley had invested $11,900 in the project and had committed to make additional investments of up to $600 at June 30, 2005. In the event that Koa Investors makes distributions of cash, the Company is entitled to 50% of the cash distributions until it has

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
         (Dollars in Thousands, Except Per Share Amounts)


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

         In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley will record a gain in the third quarter of 2005 equaling the amount by which the distribution exceeds its basis plus any commitment to make additional investments. At June 30, 2005, New Valley's basis in Koa Investors was $4,958 and it had committed to make additional investments of up to $600.

         In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC ("Hotel LLC"), which acquired the St. Regis Hotel in Washington, DC for $47,000 in August 2005. New Valley, which holds a 50% interest in Hotel LLC, had invested $1,377 in the project and had committed to make additional investments of up to $8,623 at June 30, 2005, of which $4,873 has been funded in the third quarter of 2005. The members of Hotel LLC currently plan to renovate the hotel commencing in 2006. In connection with the closing of the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt.

         New Valley accounts for its interest in Hotel LLC under the equity method. Hotel LLC will capitalize all costs related to the renovation of the property during the renovation phase.

         In the event that Hotel LLC makes distributions of cash, New Valley is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual 11% IRR, compounded quarterly. The Company is then entitled to 35% of subsequent cash distributions until it has achieved an annual 22% IRR. The Company is then entitled to 30% of subsequent cash distributions until it has achieved an annual 32% IRR. After the Company has achieved an annual 35% IRR, the Company is then entitled to 25% of subsequent cash distributions.

         New Valley has also committed to make additional investments in another limited partnership of up to $591 at June 30, 2005.

         In November 2004, New Valley entered into a debt conversion agreement with LTS where it agreed to convert its convertible note into common stock and to purchase an additional $5,000 of LTS shares. The closing of these transactions occurred on March 11, 2005. See Note 5 to the condensed consolidated financial statements. LTS borrowed a total of $1,750 from New Valley in 2004 and an additional $1,750 in 2005. At the closing of the note conversion agreement, New Valley delivered these notes for cancellation as partial payment for its purchase of LTS shares. In the first quarter 2005, New Valley recorded a gain from the conversion of $9,461, which represented the fair value of the converted shares as determined by an independent appraisal firm. On March 30, 2005, New Valley distributed to its stockholders of record as of March 18, 2005 the LTS shares received on conversion. In the first quarter of 2005, New Valley recorded a reduction in equity of $9,162, which represented its carrying value of the LTS stock distributed on that date.

         Cash flows provided from financing activities were $13 for the three months ended June 30, 2005 in connection with the par value received for the issuance of 1,250,000 shares of restricted stock.

         Cash flows provided from discontinued operations were $28,434 for the six months ended June 30, 2005, which consisted of $30,023 provided from the sale and operations of the office buildings and $1,589 in connection with the payment of a state income tax assessment discussed below.

         As of June 30, 2005, New Valley had $300 of prepetition bankruptcy-related claims. These remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
         (Dollars in Thousands, Except Per Share Amounts)


         As of June 30, 2005, New Valley had recorded $2,861 of liabilities ($500 of which are classified as current accrued liabilities and $2,361 of which are classified as long-term liabilities) related to retiree and disability obligations in connection with employee benefit accruals originating from the Company's former Western Union business. The liabilities have been computed based on estimates of future benefits payable and may be subject to future adjustments based on actual payments.

         In February 2005, a state tax hearing officer reduced an assessment for the amount due for taxes associated with the 1994 sale of the Company's money transfer business to $1,589, which included interest of $885. In March 2005, the Company paid $1,589 under protest and is challenging the assessment in an additional administrative hearing. No assurances can be given that the Company will prevail in this matter. The payment has been classified in "Net cash provided from discontinued operations" in the condensed consolidated statements of cash flows.

         On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of August 9, 2005, New Valley had repurchased 1,229,515 shares for approximately $4,897.

         New Valley expects that its available capital resources will be sufficient to fund its currently anticipated cash requirements for 2005, including the currently anticipated cash requirements of its operating businesses, investments and commitments.

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The application of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS Statement No. 143" ("FIN 47"). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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


conditioned on the other party making a claim that is subject to challenge by New Valley and dispute resolution procedures specified in the particular contract. Further, New Valley's obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, New Valley may have recourse against third parties for certain payments made by it. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of New Valley's obligations and the unique facts of each particular agreement. Historically, payments made by New Valley under these agreements have not been material. As of June 30, 2005, New Valley was not aware of any indemnification agreements that would or are reasonably likely to have a current or future material adverse effect on its financial position, results of operations or cash flows.

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

         EQUITY PRICE RISK

         New Valley held investment securities available for sale totaling $12,519 at June 30, 2005, which included New Valley's 11,111,111 shares of LTS, which were carried at $6,333. Adverse market conditions could have a significant effect on the value of New Valley's investments.

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

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         See Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         New Valley held its 2005 annual meeting of stockholders on May 23, 2005. There were 23,332,036 New Valley common shares entitled to be voted on the April 19, 2005 record date for the meeting.

          New Valley's stockholders were asked to elect the following eight director nominees to serve for the ensuing year and until their successors are elected. The votes cast and withheld for such nominees were as follows:


                 NOMINEE                                 FOR                            WITHHELD
                 -------                                 ---                            --------

         Henry C. Beinstein                            21,306,511                         60,294

         Arnold I. Burns                               21,307,335                         59,470

         Ronald J. Kramer                              19,866,783                      1,500,022

         Richard J. Lampen                             21,292,315                         74,490

         Bennett S. LeBow                              21,280,266                         86,539

         Howard M. Lorber                              21,291,454                         75,351

         Barry W. Ridings                              21,307,379                         59,426

         Victor M. Rivas                               21,282,377                         84,428

         New Valley's stockholders were also asked to approve an amendment to the Company's Certificate of Incorporation to decrease the authorized number of Common Shares from 100,000,000 to 50,000,000. The votes cast were as follows:


             FOR               AGAINST               ABSTAIN                 BROKER NON-VOTES
             ---               -------               -------                 ----------------

         21,241,935             80,116               44,754                     1,965,231


         Based on these voting results, each of the directors nominated was elected, and the amendment to the Company's Certificate of Incorporation was approved.

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


                                               NEW VALLEY CORPORATION
                                               (Registrant)



Date: August 9, 2005                     By:   /s/ J. Bryant Kirkland III
                                               --------------------------------
                                               J. Bryant Kirkland III
                                               Vice President, Treasurer
                                               and Chief Financial Officer