Form 10-Q
period 2005-09-30
NEW VALLEY CORP
filed 2005-11-09
CIK 106374

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

     AS OF NOVEMBER 8, 2005, THERE WERE OUTSTANDING 22,260,607 OF THE REGISTRANT'S COMMON SHARES, $.01 PAR VALUE.


================================================================================

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


                                TABLE OF CONTENTS



                                                                                               Page
                                                                                               ----

PART I. FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets as of September 30,
                        2005 and December 31, 2004....................................           3

                    Condensed Consolidated Statements of Operations for the
                        three months and nine months ended September 30,
                        2005 and 2004.................................................           4

                    Condensed Consolidated Statement of Changes in
                        Stockholders' Equity for the nine months ended
                        September 30, 2005............................................           5

                    Condensed Consolidated Statements of Cash Flows for
                        the nine months ended September 30, 2005 and 2004.............           6

                    Notes to the Condensed Consolidated Financial
                        Statements  ..................................................           7

     Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................          22

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk........          35

     Item 4.        Controls and Procedures...........................................          35

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings.................................................          36

     Item 2.        Unregistered Sales of Equity Securities and
                        Use of Proceeds...............................................          ?

     Item 6.        Exhibits                                                                    36

SIGNATURE...........................................................................            37


                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                   September 30,      December 31,
                                                                                       2005              2004
                                                                                   -------------      ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents.............................................           $  95,927        $  70,688
     Investment securities available for sale..............................              12,489            7,837
     Due from broker.......................................................                  --              830
     Restricted assets.....................................................                  --              606
     Deferred income taxes.................................................                  --            9,000
     Other current assets..................................................                 170            2,314
                                                                                      ---------        ---------
         Total current assets..............................................             108,586           91,275
                                                                                      ---------        ---------

Investment in real estate held for sale....................................                  --           51,817
Investments in non-consolidated real estate businesses.....................              33,441           27,160
Restricted assets..........................................................                  --              134
Long-term investments, net.................................................               2,538            2,408
Notes receivable from LTS..................................................                  --            1,750
Other assets...............................................................               1,109              634
                                                                                      ---------        ---------
         Total assets......................................................           $ 145,674        $ 175,178
                                                                                      =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of mortgage note payable..............................           $      --        $     644
     Accounts payable and accrued liabilities..............................               2,856            5,805
     Obligations to fund non-consolidated real estate businesses...........                 600               --
     Prepetition claims....................................................                 300              300
     Income taxes..........................................................                 838            1,649
                                                                                      ---------        ---------
         Total current liabilities.........................................               4,594            8,398
                                                                                      ---------        ---------

Mortgage note payable......................................................                  --           38,569
Other long-term liabilities................................................               2,501            2,575

Commitments and contingencies..............................................                  --               --

Stockholders' equity:
     Common Shares, $.01 par value; 50,000,000 and 100,000,000 shares
       authorized; 22,260,607 and 22,082,036 shares outstanding............                 222              221
     Additional paid-in capital............................................             861,502          862,473
     Accumulated deficit...................................................            (725,142)        (739,011)
     Accumulated other comprehensive income................................               1,997            1,953
                                                                                      ---------        ---------
         Total stockholders' equity........................................             138,579          125,636
                                                                                      ---------        ---------

         Total liabilities and stockholders' equity.......................            $ 145,674        $ 175,178
                                                                                      =========        =========




                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                      September 30,
                                                         ------------------------------       ------------------------------
                                                             2005              2004              2005              2004
                                                         ------------      ------------       ------------      ------------
Revenues:

     Real estate leasing ............................    $         --      $         --       $         --      $         --
                                                         ------------      ------------       ------------      ------------
         Total ......................................              --                --                 --                --
                                                         ------------      ------------       ------------      ------------

Cost and expenses:
     General and administrative .....................           3,285             3,260             10,453             8,898
                                                         ------------      ------------       ------------      ------------
         Total ......................................           3,285             3,260             10,453             8,898
                                                         ------------      ------------       ------------      ------------
Other results from operations:
     Equity income from non-consolidated
       real estate businesses .......................           4,184             4,539              6,202             9,827
     Gain on sale of investments, net ...............              --               321              1,441             5,613
     Interest and dividend income ...................             781               219              1,920               674
     Gain from conversion of LTS shares .............              --                --              9,461                --
     Equity loss in operations of LTS ...............              --                --               (299)               --
     Other income (loss) ............................              19                (1)                68               (12)
                                                         ------------      ------------       ------------      ------------
         Total ......................................           4,984             5,078             18,793            16,102
                                                         ------------      ------------       ------------      ------------

Income from operations before income taxes
     and minority interests .........................           1,699             1,818              8,340             7,204

Income tax (benefit) provision ......................             (35)             (160)             2,992              (616)

Minority interests in loss from operations
     of consolidated subsidiaries ...................              --                (1)                --                (1)
                                                         ------------      ------------       ------------      ------------

Income from continuing operations ...................           1,734             1,979              5,348             7,821

Discontinued operations:
     Income from discontinued operations, net of
       income tax expense of $0, $225, $ 178 and $731              --               299                231             1,012
     Gain on disposal of discontinued operations, net
       of income tax expense of $0, $0, $6,395 and $0              --                --              8,290                --
                                                         ------------      ------------       ------------      ------------
          Income from discontinued operations .......              --               299              8,521             1,012
                                                         ------------      ------------       ------------      ------------

Net income ..........................................    $      1,734      $      2,278       $     13,869      $      8,833
                                                         ============      ============       ============      ============

Income per Common Share (basic):
     Continuing operations ..........................    $       0.08      $       0.09       $       0.24      $       0.35
     Discontinued operations ........................              --              0.01               0.39              0.05
                                                         ------------      ------------       ------------      ------------
     Net income per Common Share ....................    $       0.08      $       0.10       $       0.63      $       0.40
                                                         ============      ============       ============      ============

Number of shares used in computation ................      22,231,492        22,105,609         22,132,402        22,114,213
                                                         ============      ============       ============      ============

Income per Common Share (diluted):
     Continuing operations ..........................    $       0.08      $       0.09       $       0.24      $       0.35
     Discontinued operations ........................              --              0.01               0.38              0.05
                                                         ------------      ------------       ------------      ------------
     Net income per Common Share ....................    $       0.08      $       0.10       $       0.62      $       0.40
                                                         ============      ============       ============      ============

Number of shares used in computation ................      22,353,470        22,115,736         23,194,288        22,120,215
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


                                                                               Unearned                 Accumulated
                                                                               Compensa-                  Other
                                             Common Shares       Additional      tion       Accumu-       Compre-
                                       -----------------------    Paid-in     Restricted    lated         hensive
                                         Shares       Amount      Capital      On Stock     Deficit       Income        Total
                                       ----------   ---------     -------     ----------    --------   -----------   -----------
Balance, December 31, 2004 .........   22,082,036   $     221   $   862,473   $     --    $  (739,011)  $     1,953  $   125,636

  Net income .......................           --          --            --         --         13,869            --       13,869
  Other comprehensive income:
    Net change in unrealized gain
      on investment securities .....           --          --            --         --             --            44           44
  Distribution of LTS shares .......           --          --        (9,162)        --             --            --       (9,162)
  Proceeds from lawsuit settlement,
    net of income taxes ............           --          --         6,655         --             --            --        6,655
  Issuance of restricted stock .....    1,250,000          12         8,876     (8,875)            --            --           13
  Renouncement of restricted stock .   (1,071,429)        (11)       (7,340)     7,351             --            --           --
  Compensation expense on restricted
      stock grant ..................           --          --         1,524         --             --         1,524
                                      -----------   ---------   -----------   --------    -----------   -----------  -----------

Balance, September 30, 2005 ........   22,260,607   $     222   $   861,502   $     --    $  (725,142)  $     1,997  $   138,579
                                      ===========   =========   ===========   ========    ===========   ===========  ===========






                       See accompanying notes to condensed
                        consolidated financial statements

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       --------------------------
                                                                                         2005            2004
                                                                                       --------       -----------
Cash flows from operating activities:
   Net income ...................................................................      $ 13,869        $   8,833
   Income from discontinued operations...........................................        (8,521)          (1,012)
                                                                                       --------        ---------
     Subtotal....................................................................         5,348            7,821
                                                                                       --------        ---------

Adjustments to reconcile net income to net cash used for operating activities:
       Compensation expense on restricted stock grant............................         1,524               --
       Distributions from non-consolidated real estate businesses................         1,271            3,443
       Equity income from non-consolidated real estate businesses................        (6,202)          (9,827)
       Equity loss from operations of LTS........................................           299               --
       Gain from conversion of LTS shares........................................        (9,461)              --
       Gain on sale of investments...............................................        (1,441)          (5,613)
       Deferred income tax expense...............................................         2,875               --
       Minority interests in loss from operations of consolidated
         subsidiaries............................................................            --               (1)
       Changes in assets and liabilities:
         (Increase) decrease in receivables and other assets.....................          (527)             903
         Decrease in accounts payable and accrued liabilities....................        (2,427)            (175)
                                                                                       --------        ---------
Net cash used for operating activities...........................................        (8,741)          (3,449)
                                                                                       --------        ---------
Cash flows from investing activities:
     Proceeds from sale of investment securities.................................         3,161            9,336
     Purchase of investment securities...........................................          (500)              --
     Purchase of LTS notes receivable............................................        (1,750)            (500)
     Purchase of LTS common stock................................................        (1,500)              --
     Proceeds from sale or liquidation of long-term investments..................            22              564
     Purchase of long-term investments...........................................          (150)            (321)
     Distributions from non-consolidated real estate businesses..................         5,500               --
     Purchase of non-consolidated real estate businesses.........................        (6,250)          (2,500)
                                                                                       --------        ---------
Net cash (used for) provided from investing activities...........................        (1,467)           6,579
                                                                                       --------        ---------
Cash flows used in financing activities:
     Proceeds from lawsuit settlement............................................         7,000               --
     Exercise of warrants........................................................            --               91
     Issuance of restricted stock................................................            13               --
     Repurchase of Common Shares.................................................            --             (202)
                                                                                       --------        ---------
Net cash provided from (used for) financing activities...........................         7,013             (111)
                                                                                       --------        ---------
Net cash provided from discontinued operations...................................        28,434            1,983
                                                                                       --------        ---------

Net increase in cash and cash equivalents........................................        25,239            5,002
Cash and cash equivalents, beginning of period...................................        70,688           66,593
                                                                                       --------        ---------
Cash and cash equivalents, end of period.........................................      $ 95,927        $  71,595
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




1.   BASIS OF REPORTING

     The condensed consolidated financial statements include the accounts of New Valley Corporation and its majority-owned subsidiaries ("New Valley" or the "Company"). The condensed consolidated financial statements as of September 30, 2005 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position as of September 30, 2005 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the consolidated financial statements in New Valley's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (Commission File Number 1-2493).

     NATURE OF OPERATIONS

     The Company is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. New Valley holds a 50% interest in Douglas Elliman Realty, LLC ("Douglas Elliman Realty"), which operates a residential real estate brokerage company in the New York metropolitan area. The Company also owns, through its New Valley Realty Division, a 50% interest in Koa Investors LLC ("Koa Investors"), which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii and a 50% interest in 16th and K Holdings LLC ("Hotel LLC"), which owns the St. Regis Hotel in Washington, D.C. At September 30, 2005, Vector Group Ltd. ("Vector"), New Valley's principal stockholder, owned 57.7% of New Valley's Common Shares (see Note 2).

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company maintains its cash, cash equivalents and investments with what management believes are high quality and creditworthy financial institutions. The Company's account balances with several of these financial institutions exceed the insured limits of the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation.

     NET INCOME PER COMMON SHARE

     Basic net income per common share is based on the weighted average number of Common Shares outstanding. Diluted net income per common share assuming full dilution is based on the weighted average number of Common Shares outstanding plus the additional Common Shares resulting from the exercise of stock options and warrants if such exercise was dilutive. The following table reconciles weighted average shares outstanding for basic and diluted purposes.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                            --------------------------      --------------------------
                                                2005            2004            2005            2004
                                            ----------      ----------      ----------      ----------
         Weighted-average common
            shares outstanding ..........   22,231,492      22,105,609      22,132,402      22,114,213

         Assumed issuance of nonvested
            restricted stock ............       53,985              --              --              --

         Assumed exercise of stock
            Options .....................       67,993          10,127          61,096           6,002
                                            ----------      ----------      ----------      ----------

         Weighted-average common
            shares outstanding
            assuming dilution ...........   22,353,470      22,115,736      22,194,288      22,120,215
                                            ==========      ==========      ==========      ==========


     The following stock options, nonvested restricted stock and warrants were outstanding during the three and nine months ended September 30, 2005 and 2004, but were not included in the computation of diluted net income per common share because the warrants' and options' exercise prices and the per share expense associated with the nonvested restricted stock were greater than the average market price of the common shares during the respective periods:



                                                       Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,
                                              ----------------------------------      ----------------------------------
                                                      2005                2004                2005                2004
                                              --------------      --------------      --------------      --------------

         Number of stock options ...........              --             105,333                  --             105,333
                                              --------------      --------------      --------------      --------------

         Weighted-average exercise price ...             N/A      $         5.30                 N/A      $         5.30
                                              ==============      ==============      ==============      ==============

         Weighted-average shares of
            nonvested restricted stock .....              --                  --           1,193,089                  --
                                              --------------      --------------      --------------      --------------

         Weighted-average expense
            per share ......................  $           --      $           --      $         7.10                 N/A
                                              ==============      ==============      ==============      ==============

         Number of warrants ................              --                  --                  --          17,867,438
                                              --------------      --------------      --------------      --------------

         Weighted-average exercise price ...             N/A      $           --                 N/A      $        11.30
                                              ==============      ==============      ==============      ==============




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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The application of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

2.   VECTOR EXCHANGE OFFER

     On October 20, 2005, VGR Holding Inc., a direct wholly-owned subsidiary of Vector, commenced an offer to the holders of common shares of New Valley to exchange 0.461 shares of Vector's common stock (and cash instead of fractional shares) for each outstanding common share of New Valley validly tendered and not withdrawn in the exchange offer (the "Offer"). Vector currently owns approximately 57.7% of all of the outstanding common shares of New Valley. The Offer is subject to the condition that, after giving effect to the Offer, Vector owns at least 90% of the total number of outstanding common shares of New Valley. If this minimum tender condition is satisfied, more than a majority of the minority stockholders (I.E., stockholders unaffiliated with Vector and its subsidiaries and stockholders who are not directors or officers of New Valley) will have also validly tendered and not properly withdrawn their common shares of New Valley in the Offer. The Offer is also subject to certain other conditions. The Offer will expire on December 9, 2005, unless it is extended by Vector. Vector has stated that, if it completes the Offer, it intends to effect a "short form" merger of New Valley with and into a wholly-owned subsidiary of Vector shortly thereafter. Each common share of New Valley not acquired in the Offer, other than the shares owned by Vector, would be converted in the "short form" merger into 0.461 shares of Vector's common stock and cash instead of fractional shares.

     Following the announcement by Vector of its intention to make the Offer, the board of directors of New Valley formed a special committee of independent directors, consisting of Arnold I. Burns (Chairman), Ronald J. Kramer, Barry W. Ridings and Victor M. Rivas, to evaluate the Offer. The special committee has engaged The Blackstone Group L.P. as its financial advisor and Kirkland & Ellis LLP as its legal advisor to assist in its evaluation of the Offer. On November 2, 2005, the special committee announced that it has determined that the Offer is inadequate and not in the best interests of the holders of the common shares of New Valley, other than Vector and its affiliates. Accordingly, the special committee recommended that holders of common shares of New Valley reject the Offer and not tender their shares pursuant to the Offer.

     On or about September 29, 2005, an individual stockholder of New Valley filed a complaint in the Delaware Court of Chancery purporting to commence a class action lawsuit against Vector, New Valley and each of the individual directors of New Valley. The complaint was styled as PILL V. NEW VALLEY CORPORATION, ET AL., (C.A. No. 1678-N). On or about September 29, 2005, a separate action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against the same defendants as in the PILL matter and styled as TOMBS V. NEW VALLEY CORPORATION, ET AL. (Case No. 05-19623 CA 22). On or about October 28, 2005, an additional action was filed in the Delaware Court of Chancery against the same defendants as in the PILL matter and styled as LINDSTROM
     V. LEBOW, ET AL. (C.A. No. 1745-N). In general, the complaints allege, among other things: (1) breaches of fiduciary duty by Vector, New Valley and the members of New Valley's board in connection with the Offer and the subsequent merger; (2) that the consideration Vector is offering is inadequate; and (3) that Vector is acting to further its own interests at the expense of the holders of New Valley's common shares. Among other remedies, the complaints seek to enjoin the Offer and subsequent merger or, alternatively, damages in an unspecified amount and rescission in the event the merger occurs. New Valley is not aware of any purported class action complaints other than those referenced above. In the TOMBS matter, on or about

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     November 3, 2005, the plaintiffs filed an amended complaint. On or about October 21, 2005, the plaintiffs moved to expedite discovery and that motion, which was opposed by the defendants, was heard on November 8, 2005. Further argument has been set for November 10, 2005. Plaintiffs have filed a motion to consolidate the PILL and LINDSTROM cases, and the PILL plaintiff has filed a motion to certify the case, which motions defendants do not oppose. In the PILL matter, New Valley and the Special Committee have filed answers on or about October 25, 2005 and November 2, 2005, respectively. On or about November 1, 2005, the plaintiffs moved (i) to amend their complaint to, among other things, add VGR Holding Inc. as a defendant, (ii) for a preliminary injunction, and (iii) for expedited discovery. Defendants have agreed that the amended complaint may be filed with the Delaware Court of Chancery and have agreed to a discovery schedule, as a result of which plaintiff is no longer proceeding with his motion to expedite discovery.

3.   INVESTMENTS IN REAL ESTATE HELD FOR SALE AND MORTGAGE NOTE PAYABLE

     In February 2005, New Valley completed the sale of its two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $71,500 and recorded a gain of $8,290, net of income taxes of $6,395, in the nine months ended September 30, 2005 which has been classified as "Gain on disposal of discontinued operations" in the accompanying condensed consolidated financial statements. The properties were subject to a nonrecourse mortgage loan due in December 2006, of which $39,213 was outstanding at December 31, 2004. New Valley retired the mortgage at closing with the proceeds of the sale. As a result of the sale, New Valley's real estate leasing operations, which were the primary source of New Valley's revenues for 2003, 2004 and the first quarter of 2005, have been treated as discontinued operations in the accompanying condensed consolidated financial statements (see Note 16).

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

     New Valley accounts for its interest in Douglas Elliman Realty on the equity method and recorded income of $4,229 and $9,689 for the three and nine months ended September 30, 2005, respectively, and $4,602 and $10,015 for the three and nine months ended September 30, 2004, respectively, associated with Douglas Elliman Realty. New Valley's equity income from Douglas Elliman Realty for the three and nine months ended September 30, 2005 includes $258 and $886, respectively, of interest income earned by New Valley on the

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     subordinated debt. New Valley's equity income from Douglas Elliman Realty for the three and nine months ended September 30, 2004 includes $313 and $932 of interest income earned by New Valley and income of $89 and $59, respectively, which represented 44% of the mortgage company's income from operations.

     Summarized financial information as of September 30, 2005, December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004, respectively, for Douglas Elliman Realty is presented below. The summarized financial information for 2005 includes the results from operations from the related mortgage company.



                                                              September 30, 2005       December 31, 2004
                                                              ------------------       -----------------
 Cash...............................................              $ 26,510                 $ 21,375
 Other current assets...............................                 6,538                    4,726
 Property, plant and equipment, net.................                16,546                   15,520
 Trademarks.........................................                21,663                   21,663
 Goodwill...........................................                37,589                   36,676
 Other intangible assets, net.......................                 2,241                    2,748
 Other noncurrent assets............................                 1,100                    1,112
 Notes payable - current............................                 3,258                    4,998
 Other current liabilities..........................                20,817                   18,264
 Notes payable - long term..........................                56,898                   66,710
 Other long-term liabilities........................                 3,288                    3,125
 Members' equity ...................................                27,926                   10,723


                                  Three Months        Three Months          Nine Months         Nine Months
                                      Ended               Ended                Ended               Ended
                                  September 30,       September 30,        September 30,       September 30,
                                      2005               2004                 2005                2004
                                  -------------       -------------        -------------       -------------
 Revenues................           $92,523             $78,379            $254,092             $211,779
 Costs and expenses......            81,498              67,265             227,260              185,565
 Depreciation expense....             1,259               1,102               3,587                3,251
 Amortization expense....               183                 150                 550                  600
 Interest expense, net...             1,365               1,462               4,439                4,315
 Income tax expense......               276                  --                 650                   --
                                    -------             -------            --------             --------
 Net income..............           $ 7,942             $ 8,400            $ 17,606             $ 18,048
                                    =======             =======            ========             ========


     The Company received cash distributions from Douglas Elliman Realty of $231 and $1,271 for the three and nine months ended September 30, 2005, respectively, and $2,025 and $3,443 for the three and nine months ended September 30, 2004, respectively. The cash distributions consisted primarily of tax distributions and interest payments received on the subordinated note.

     HAWAIIAN HOTEL

     In 2001, together with developer Brickman Associates and other investors, New Valley acquired control of the former Kona Surf Hotel in Kailua-Kona, Hawaii. The Company, which holds a 50% interest in Koa Investors LLC, the owner of the hotel, had invested $11,900 in the project and had committed to make additional investments of up to $600 at September 30, 2005. Following a major renovation, the property reopened in the

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



     fourth quarter 2004 as the Sheraton Keauhou Bay Resort & Spa, a four star resort with 521 rooms. In April 2004, a subsidiary of Koa Investors closed on a $57,000 construction loan to finance the renovation.

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

     The Company accounts for its interest in Koa Investors under the equity method and recorded losses of $58 and $3,500 for the three and nine months ended September 30, 2005 and losses of $63 and $188 for the three and nine months ended September 30, 2004, respectively, associated with the property. Koa Investors capitalized all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will continue to experience operating losses during its opening phase.

     In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley suspended its recognition of equity losses in Koa Investors to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $600 at September 30, 2005.

     Summarized financial information as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004, respectively, for Koa Investors is presented below.

                                                             September 30, 2005       December 31, 2004
                                                             ------------------       -----------------
Cash.................................................             $ 2,841                   $ 2,062
Restricted assets....................................               2,962                     5,538
Other current assets.................................               1,837                       988
Property, plant and equipment, net...................              74,359                    77,339
Deferred financing costs, net........................               2,408                     1,724
Accounts payable and other current liabilities.......               8,719                    11,064
Notes payable........................................              82,000                    60,356
Members' (deficiency) equity.........................              (6,312)                   16,231


                                                  Three Months Ended September 30,          Nine Months Ended September 30,
                                                  --------------------------------          -------------------------------
                                                       2005             2004                   2005                 2004
                                                    --------           --------             ----------            --------
          Revenues.............................     $  6,986           $     --             $   17,739            $     --
          Costs and operating expenses.........        7,776                 --                 18,991                  --
          Management fees......................          200                125                    534                 375
          Depreciation expense.................        1,347                 --                  3,999                  --
          Amortization expense.................        1,452                 --                  1,870                  --
          Interest expense, net................        1,439                 --                  4,457                  --
                                                    --------           --------             ----------            --------
          Net loss.............................     $ (5,228)          $  (125)             $ (12,112)            $  (375)
                                                    ========           ========             ==========            ========



     The Company received cash distributions from Koa Investors of $5,500 for the three and nine months ended September 30, 2005. The Company did not receive cash distributions from Koa Investors for the three and nine months ended September 30, 2004.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



     ST. REGIS HOTEL, WASHINGTON, D.C.

     In June 2005, affiliates of New Valley and Brickman Associates formed Hotel LLC, which acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47,000 in August 2005. The Company, which holds a 50% interest in Hotel LLC, had invested $6,250 in the project and had committed to make additional investments of up to $3,750 at September 30, 2005. The members of Hotel LLC currently plan to renovate the hotel commencing in 2006. In connection with the closing of the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt.

     The Company accounts for its interest in Hotel LLC under the equity method and recorded income of $13 for the three and nine months ended September 30, 2005. Hotel LLC will capitalize all costs related to the renovation of the property during the renovation phase.

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

5.   INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities classified as available for sale are carried at fair value, with net unrealized gains included as a component of stockholders' equity. The Company had realized gains on sales of investment securities available for sale of $0 and $1,441 for the three and nine months ended September 30, 2005, respectively, and $288 and $5,467 for the three and nine months ended September 30, 2004, respectively.

     The components of investment securities available for sale, which were all equity securities, at September 30, 2005 are as follows:

                                                                       Gross          Gross
                                                                     Unrealized    Unrealized        Fair
                                                         Cost           Gain          Loss           Value
                                                        -------      -----------   ----------       -------
       Equity securities..............................  $10,493        $2,603         $606          $12,489


6.   LADENBURG THALMANN FINANCIAL SERVICES

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

     Following the distribution, New Valley continued to hold the 11,111,111 shares of LTS common stock (approximately 9% of the outstanding shares), the $5,000 of notes due December 31, 2006 and a warrant to purchase 100,000 shares of its common stock at $1.00 per share. The 11,111,111 common shares have been accounted for as investment securities available for sale and are carried at $6,778 in the Company's condensed consolidated balance sheet at September 30, 2005.

7.    LONG-TERM INVESTMENTS

     At September 30, 2005, long-term investments consisted of investments in limited partnerships of $2,538 which are accounted for at historical cost. The Company believes the fair value of the limited partnerships exceeds their carrying amount by approximately $12,704 based on the indicated market values of the underlying assets or investment portfolio. The Company's estimates of the fair value of its long-term investments are subject to judgment and are not necessarily indicative of the amounts that could be realized in the current market. The Company is required to make additional investments in one of its limited partnerships of up to an aggregate of $595 at September 30, 2005. In addition, the investments in limited partnerships are illiquid, and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The Company recognized gains of $113 for the three and nine months ended September 30, 2004 related to the liquidation of one of its limited partnership investments.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


8.   OTHER LONG-TERM LIABILITIES

     The components of other long-term liabilities at September 30, 2005 are as follows:

                                                          Long-term        Current
                                                           Portion         Portion
                                                          ---------        -------
        Retiree and disability obligations..............   $ 2,481         $   500
        Other long-term liabilities.....................        20              --
                                                           -------         -------
        Total other long-term liabilities...............   $ 2,501         $   500
                                                           =======         =======

     The retiree and disability obligations represent amounts recorded in connection with employee benefit accruals originating from the Company's former Western Union business. The liabilities have been computed based on estimates of future benefits payable and may be subject to future adjustments based on actual payments. The Company recorded expenses of $204 and $298 for the three and nine months ended September 30, 2005 and $99 and $182 for the three and nine months ended September 30, 2004, respectively, in connection with the retiree and disability obligations. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

 9.  CONTINGENCIES

     LAWSUITS

     In March 1997, a stockholder derivative suit was filed against the Company, as a nominal defendant, its directors and Brooke Group Holding Inc. ("Brooke Group Holding"), an indirect wholly-owned subsidiary of Vector, in the Delaware Chancery Court by a stockholder of the Company. The suit alleged that the Company's purchase in January 1997 of the shares of BrookeMil Ltd., which was engaged in the real estate business in Russia, from Brooke (Overseas) Ltd., an indirect subsidiary of Brooke Group Holding, constituted a self-dealing transaction which involved the payment of excessive consideration by the Company. The plaintiff sought a declaration that the Company's directors breached their fiduciary duties and Brooke Group Holding aided and abetted such breaches and that damages be awarded to the Company. In December 1999, another stockholder of the Company commenced an action in Delaware Chancery Court substantially similar to the March 1997 action. This stockholder alleged, among other things, that the consideration paid by the Company for the BrookeMil shares was excessive, unfair and wasteful, that the special committee of the Company's board lacked independence, and that the appraisal and fairness opinion were flawed. By order of the court, both actions were consolidated. In March 2005, New Valley, its directors and Brooke Group Holding settled the consolidated action. The defendants did not admit any wrongdoing as part of the settlement. At a hearing held on June 14, 2005, the court approved the settlement. No appeal was taken and, therefore, the settlement is final. Under the settlement, New Valley paid $2,150 of legal fees in June 2005 and Vector paid $7,000 to New Valley on July 21, 2005. New Valley recorded the receipt of $7,000, net of taxes, as additional paid-in-capital in the third quarter of 2005. New Valley accrued the legal fees and expenses of $2,150 during the year ended December 31, 2004 and charged the amount to general and administrative expenses.

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

     See Note 2 for information concerning purported class action lawsuits commenced against the Company, its directors and Vector in connection with Vector's exchange offer.

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


     Following the explosion of the space shuttle Challenger in January 1986, the President of the United States announced a change in the government's policy regarding commercial satellite launches, and the Company's satellite was not launched. As a result, the Company sued the government for breach of contract seeking damages of approximately $34,000. In 1995, the United States Court of Federal Claims granted the government's motion to dismiss and, in 1997, the United States Court of Appeals for the Federal Circuit reversed and remanded the case. Trial of the case was completed in New York federal court in August 2004 and decision was reserved. In December 2004, the case was transferred to Judge Wiese of the United States Court of Federal Claims. On August 19, 2005, Judge Wiese issued an opinion concluding that the United States government is liable for breach of contract to the Company. A determination of damages was deferred until presentation of further evidence in a supplementary trial proceeding.

     OTHER

     As of September 30, 2005, New Valley had $300 of prepetition bankruptcy-related claims and restructuring accruals. The remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

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


10.  RESTRICTED STOCK GRANT

     On January 10, 2005, New Valley's President and Chief Operating Officer (the "Executive") was awarded a restricted stock grant of 1,250,000 Common Shares pursuant to the Company's 2000 Long-Term Incentive Plan. Under the terms of the award, one-seventh of the shares vested on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. On September 27, 2005, the Executive renounced and waived, as of that date, the unvested 1,071,429 Common Shares deliverable by the Company to the Executive in the future.

     New Valley initially recorded deferred compensation of $8,875 representing the fair market value of the restricted shares on the date of the grant, which was anticipated to be amortized over the vesting period as a charge to compensation expense. In connection with the Executive's renouncement of the unvested Common Shares, the Company reduced the deferred compensation associated with the award by $7,351 during the third quarter of 2005. The Company recorded expense associated with the grant of $359 and $1,524 for the three and nine months ended September 30, 2005, respectively.

11.  INCOME TAX (BENEFIT) EXPENSE

     Income tax (benefit) expense for the three and nine months ended September 30, 2005 was $(35) and $9,565, respectively, which consisted of the utilization of deferred tax assets of $9,000, alternative minimum tax expense and state income taxes. An intraperiod allocation of income tax expense was performed and $2,992 of the expense was allocated to income from continuing operations and $6,573 was allocated to income from discontinued operations for the nine-month period. The income tax provision from continuing operations for the three and nine months ended September 30, 2005 did not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of utilization of net operating loss

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     carryfowards, alternative minimum and state income tax expense and the impact of expenses not deductible for income tax purposes.

     For the three and nine months ended September 30, 2004, the Company performed an intraperiod allocation of income tax expense between income from continuing operations and income from discontinued operations, which resulted in an income tax benefit from continuing operations of $160 and $616, respectively, and an income tax expense from discontinued operations of $225 and $731, respectively. The income tax provision from continuing operations for the three and nine months ended September 30, 2004 did not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of utilization of net operating loss carryfowards and the impact of expenses not deductible for income tax purposes.

     As of September 30, 2005, the Company had approximately $75,300 of unrecognized deferred tax assets, which primarily consisted of the tax effects of U.S. net operating loss carryforwards of approximately $137,500 and net cumulative temporary differences where the tax basis of its assets exceeds the book basis of approximately $23,500. New Valley also has approximately $14,000 of alternative minimum tax credit carryforwards as of September 30, 2005. The Company establishes a valuation allowance against deferred tax assets when it is deemed more likely than not that the benefit from such items will not be realized. Approximately $18,700 of the Company's consolidated net operating carryforwards expire at December 31, 2006, approximately $24,800 expire at December 31, 2007 and approximately $37,600 expire at December 31, 2011. The remaining $56,400 expire at various dates between December 31, 2017 and December 31, 2023. The Company's alternative minimum tax credit carryfoward may be carried forward indefinitely under current U.S. tax law.


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


 13. BUSINESS SEGMENT INFORMATION

     The following table presents certain financial information of the Company's operations as of and for the three and nine months ended September 30, 2005 and 2004. For the three and nine months ended September 30, 2005 and 2004, New Valley's results from operations include the accounts of its 50% interests in Douglas Elliman Realty and Koa Investors, which are included in other income from real estate activities. For the three and nine months ended September 30, 2005, New Valley's results from operations include the accounts of its 50% interest in Hotel LLC, which are included in other income from real estate activities. As a result of the sale of the office buildings, New Valley's real estate leasing operations, which were the primary source of New Valley's revenues for 2003, 2004 and the three months ended March 31, 2005, have been treated as discontinued operations and are not reflected in the table.

                                                                              Corporate
                                                        Real Estate           and Other                 Total
                                                        -----------           ---------             -----------
        THREE MONTHS ENDED SEPTEMBER 30, 2005
        Revenues ............................            $      --            $      --             $      --
        Other results from operations .......                4,184                  800                 4,984
        Operating income (loss) before
           taxes and minority interests .....                4,184               (2,485)                1,699
        Depreciation and amortization .......                   --                   --                    --

        THREE MONTHS ENDED SEPTEMBER 30, 2004
        Revenues ............................            $      --            $      --             $      --
        Other results from operations .......                4,539                  539                 5,078
        Operating income (loss) before
           taxes and minority interests .....                4,539               (2,721)                1,818
        Depreciation and amortization .......                   --                   --                    --

        NINE MONTHS ENDED SEPTEMBER 30, 2005
        Revenues ............................            $      --            $      --             $      --
        Other results from operations .......                6,202               12,591                18,793
        Operating income before
           taxes and minority interests .....                6,202                2,138                 8,340
        Depreciation and amortization .......                   --                   --                    --
        Capital expenditures ................                   --                   --                    --

        NINE MONTHS ENDED SEPTEMBER 30, 2004
        Revenues ............................            $      --            $      --             $      --
        Other results from operations .......                9,827                6,275                16,102
        Operating income (loss) before
           taxes and minority interests .....                9,827               (2,623)                7,204
        Depreciation and amortization .......                   --                   --                    --
        Capital expenditures ................                   --                   --                    --

        IDENTIFIABLE ASSETS
        September 30, 2005 ..................            $  33,441            $ 112,233             $ 145,674
        September 30, 2004 ..................            $  82,652(a)         $  84,205             $ 166,857

--------------
(a) Includes $55,050 of assets attributable to discontinued real estate operations.

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



14.  COMPREHENSIVE INCOME

     Comprehensive income of the Company includes net income and net changes in the value of investment securities available for sale that have not been included in net income. Comprehensive income for the three and nine months ended September 30, 2005 and 2004 is as follows:

                                                        Three Months Ended                        Nine Months Ended
                                                           September 30,                             September 30,
                                                   -----------------------------             -----------------------------
                                                     2005                 2004                 2005                 2004
                                                   --------             --------             --------             --------
Net income ............................            $  1,734             $  2,278             $ 13,869             $  8,833
Net unrealized gains on investment
  securities available for sale:
Change in net unrealized gains (losses)                 (29)                (886)               1,485                2,150
Net unrealized gains reclassified into
  net income ..........................                  --                 (288)              (1,441)              (5,467)
Change in unrealized gains (losses)
  on investment securities ............                 (29)              (1,174)                  44               (3,317)
                                                   --------             --------             --------             --------

         Comprehensive income .........            $  1,705             $  1,104             $ 13,913             $  5,516
                                                   ========             ========             ========             ========


     The components of accumulated other comprehensive income were as follows as of September 30, 2005 and December 31, 2004:

                                                     September 30,             December 31,
                                                         2005                      2004
                                                     -------------             ------------

Net unrealized gains on investment
     securities available for sale...........            $1,997                   $1,953
                                                         ======                   ======
Accumulated other comprehensive income.......            $1,997                   $1,953
                                                         ======                   ======

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


15.  STOCK OPTION PLANS

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income to the extent options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and nine months ended September 30, 2005 and 2004, respectively.



                                                              Three Months Ended                       Nine Months Ended
                                                                September 30,                             September 30,
                                                        -----------------------------             -----------------------------
                                                          2005                 2004                 2005                 2004
                                                        --------             --------             --------             --------
       Net income applicable to
           Common Shares, as reported ......            $  1,734             $  2,278             $ 13,869             $  8,833
       Add: Employee stock compensation
           expense included in net
           income, as reported .............                 359                   --                1,524                   --
       Deduct: Amortization of fair value of
           New Valley restricted stock grant                (359)                  --               (1,524)                  --
       Deduct: Amortization of fair value of
           New Valley option grants ........                 (20)                 (12)                 (47)                 (37)
                                                        --------             --------             --------             --------
       Net income applicable to Common
           Shares, as adjusted .............            $  1,714             $  2,266             $ 13,822             $  8,796
                                                        ========             ========             ========             ========
       Adjusted net income per share .......                  --
           basic and diluted ...............            $   0.08             $   0.10             $   0.62             $   0.40
                                                        ========             ========             ========             ========

                     NEW VALLEY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


16.  DISCONTINUED OPERATIONS

     REAL ESTATE LEASING. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the condensed consolidated financial statements of New Valley reflect its real estate operations as discontinued operations for the three and nine months ended September 30, 2005 and 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations and condensed consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as "Income from discontinued operations," and the net cash flows of the discontinued operations have been reported as "Net cash provided from discontinued operations." The assets of the discontinued operations were recorded at December 31, 2004 as "Investment in real estate held for sale" in the condensed consolidated balance sheet.

     Summarized operating results of the discontinued real estate leasing operations for the three and nine months ended September 30, 2005 and 2004, respectively, are as follows:



                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
                                                       -------------------------            ------------------------
                                                         2005              2004              2005              2004
                                                       -------            ------            ------            ------
       Revenues ...........................            $    --            $1,809            $  924            $5,401
       Expenses ...........................                 --             1,285               515             3,658
                                                       -------            ------            ------            ------
       Income from discontinued operations
           before income taxes ............                 --               524               409             1,743
       Income tax expense from discontinued
           operations .....................                 --               225               178               731
                                                       -------            ------            ------            ------
       Income from discontinued operations             $    --            $  299            $  231            $1,012
                                                       =======            ======            ======            ======

     The Company recorded a gain in connection with the sale of $8,290, net of income taxes of $6,395, in the first quarter of 2005, which has been classified as "Gain on disposal of discontinued operations" in the accompanying condensed consolidated financial statements.

     OTHER. In February 2005, a state tax hearing officer reduced an assessment for the amount due for taxes associated with the 1994 sale of the Company's money transfer business to $1,589, which included interest of $885. In March 2005, the Company paid the $1,589 under protest and is challenging the assessment in an additional administrative hearing and filed a brief in October 2005. No assurances can be given that the Company will prevail in this matter. The payment has been classified, along with the $30,023 provided from the sale and operations of the office buildings, as "Net cash provided from discontinued operations" in the condensed consolidated statements of cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



INTRODUCTION

         New Valley is engaged in the real estate business and is seeking to acquire additional operating companies and real estate properties. New Valley holds a 50% interest in Douglas Elliman Realty, LLC, which operates a residential real estate brokerage company in the New York metropolitan area. New Valley also owns, through its New Valley Realty Division, a 50% interest in Koa Investors LLC, which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii, and a 50% interest in 16th and K Holdings LLC, which owns the St. Regis Hotel in Washington, D.C.

RECENT DEVELOPMENTS

         VECTOR EXCHANGE OFFER. On October 20, 2005, VGR Holding Inc., a direct wholly-owned subsidiary of Vector, commenced an offer to the holders of common shares of New Valley to exchange 0.461 shares of Vector's common stock (and cash instead of fractional shares) for each outstanding common share of New Valley validly tendered and not withdrawn in the exchange offer (the "Offer"). Vector currently owns approximately 57.7% of all of the outstanding common shares of New Valley. The Offer is subject to the condition that, after giving effect to the Offer, Vector owns at least 90% of the total number of outstanding common shares of New Valley. If this minimum tender condition is satisfied, more than a majority of the minority stockholders (I.E., stockholders unaffiliated with Vector and its subsidiaries and stockholders who are not directors or officers of New Valley) will have also validly tendered and not properly withdrawn their common shares of New Valley in the Offer. The Offer is also subject to certain other conditions. The Offer will expire on December 9, 2005, unless it is extended by Vector. Vector has stated that, if it completes the Offer, it intends to effect a "short form" merger of New Valley with and into a wholly-owned subsidiary of Vector shortly thereafter. Each common share of New Valley not acquired in the Offer, other than the shares owned by Vector, would be converted in the "short form" merger into 0.461 shares of Vector's common stock and cash instead of fractional shares.

         Following the announcement by Vector of its intention to make the Offer, the board of directors of New Valley formed a special committee of independent directors, consisting of Arnold I. Burns (Chairman), Ronald J. Kramer, Barry W. Ridings and Victor M. Rivas, to evaluate the Offer. The special committee has engaged The Blackstone Group L.P. as its financial advisor and Kirkland & Ellis LLP as its legal advisor to assist in its evaluation of the Offer. On November 2, 2005, the special committee announced that it has determined that the Offer is inadequate and not in the best interests of the holders of the common shares of New Valley, other than Vector and its affiliates. Accordingly, the special committee recommended that holders of common shares of New Valley reject the Offer and not tender their shares pursuant to the Offer.

         On or about September 29, 2005, an individual stockholder of New Valley filed a complaint in the Delaware Court of Chancery purporting to commence a class action lawsuit against Vector, New Valley and each of the individual directors of New Valley. The complaint was styled as PILL V. NEW VALLEY CORPORATION, ET AL., (C.A. No. 1678-N). On or about September 29, 2005, a separate action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against the same defendants as in the PILL matter and styled as TOMBS V. NEW VALLEY CORPORATION, ET AL. (Case No. 05-19623 CA 22). On or about October 28, 2005, an additional action was filed in the Delaware Court of Chancery against the same defendants as in the PILL matter and styled as LINDSTROM V. LEBOW, ET AL. (C.A. No. 1745-N). In general, the complaints allege, among other things: (1) breaches of fiduciary duty by Vector, New Valley and the members of New Valley's board in connection with the Offer and the subsequent merger; (2) that the consideration Vector is offering is inadequate; and (3) that Vector is acting to further its own interests at the expense of the holders of New Valley's common shares. Among other remedies, the complaints seek to enjoin the Offer and subsequent merger or, alternatively, damages in an unspecified amount and rescission in the event the merger occurs. New Valley is not aware of any purported class action complaints other than those referenced above. In the TOMBS matter, on or about November 3, 2005, the plaintiffs filed an amended complaint. On or about October 21, 2005, the plaintiffs moved to expedite discovery and that motion, which was opposed by the defendants, was heard on November 8, 2005. Further argument has been set for November 10, 2005. Plaintiffs have filed a motion to consolidate the PILL and LINDSTROM cases, and the PILL plaintiff has filed a motion to certify the case, which motions defendants do not oppose. In the PILL matter, New Valley and the Special Committee have filed answers on

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


or about October 25, 2005 and November 2, 2005, respectively. On or about November 1, 2005, the plaintiffs moved (i) to amend their complaint to, among other things, add VGR Holding Inc. as a defendant, (ii) for a preliminary injunction, and (iii) for expedited discovery. Defendants have agreed that the amended complaint may be filed with the Delaware Court of Chancery and have agreed to a discovery schedule, as a result of which plaintiff is no longer proceeding with his motion to expedite discovery.

         SALE OF OFFICE BUILDINGS. In February 2005, New Valley completed the sale of the two commercial office buildings in Princeton, N.J. for an aggregate purchase price of $71,500 and recorded a gain of $8,290, net of income taxes of $6,395, in the first quarter of 2005, which has been classified as "Gain on disposal of discontinued operations" in the accompanying condensed consolidated financial statements. The properties were subject to a nonrecourse mortgage loan due in December 2006, of which $39,213 was outstanding at December 31, 2004. New Valley retired the mortgage at closing with the proceeds of the sale. As a result of the sale, New Valley's real estate leasing operations, which were the primary source of New Valley's revenues for 2003, 2004 and the three and nine months ended September 30, 2005, have been treated as discontinued operations in the accompanying condensed consolidated financial statements.

         RESTRICTED SHARE AWARD. In January 2005, Howard M. Lorber, the President and Chief Operating Officer of New Valley, was awarded a restricted stock grant of 1,250,000 Common Shares pursuant to New Valley's 2000 Long-Term Incentive Plan. Under the terms of the award, one-seventh of the shares vested on July 15, 2005, with an additional one-seventh vesting on each of the five succeeding one-year anniversaries of the first vesting date through July 15, 2010 and an additional one-seventh vesting on January 15, 2011. On September 27, 2005, he renounced and waived, as of that date, the unvested 1,071,429 Common Shares deliverable by the Company to the Executive in the future. In connection with his renouncement of the unvested Common Shares, the Company reduced the deferred compensation associated with the award by $7,608 during the third quarter of 2005.

         LAWSUIT SETTLEMENT. In March 2005, New Valley, its directors and Vector Group settled a stockholder derivative suit that alleged, among other things, that New Valley paid excessive consideration to acquire Vector's BrookeMil Ltd. subsidiary in 1997. The defendants did not admit any wrongdoing as part of the settlement, which was approved by the Delaware Chancery Court in June 2005. Under the settlement, Vector Group paid New Valley $7,000 on July 21, 2005, and New Valley paid legal fees and expenses of $2,150 in June 2005. New Valley charged the legal fees and expenses to general and administrative expenses in its consolidated statement of operations for the year ended December 31, 2004. New Valley recorded the receipt of $7,000, net of taxes, as additional paid-in-capital in the third quarter of 2005.

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

         Following the distribution, New Valley continued to hold the 11,111,111 shares of LTS common stock (approximately 9% of the outstanding shares), which have been classified as "Investment securities available for sale" in New Valley's condensed consolidated balance sheet at September 30, 2005, $5,000 of LTS's notes due December 31, 2006, which are carried at $0 in New Valley's condensed consolidated balance sheet as of September 30, 2005, and a warrant to purchase 100,000 shares of its common stock at $1.00 per share.

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

         ST. REGIS HOTEL, WASHINGTON, D.C. In June 2005, affiliates of New Valley and Brickman Associates formed 16th & K Holdings LLC ("Hotel LLC") which acquired the St. Regis Hotel, a 193 room luxury hotel, in Washington, D.C. for $47,000 in August 2005. New Valley, which holds a 50% interest in Hotel LLC, had invested $6,250 in the project and had committed to make additional investments of up to $3,750 at September 30, 2005. The members of Hotel LLC currently plan to renovate the hotel commencing in 2006. In connection with the closing of the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt.

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

         INVESTMENT SECURITIES AVAILABLE FOR SALE. At September 30, 2005, New Valley had investment securities available for sale of $12,489, which included 11,111,111 shares of LTS common stock, which were carried at $6,778. New Valley classifies investments in debt and marketable equity securities as either available for sale or held to maturity. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses are included in other results from continuing operations. The cost of securities sold is determined based on average cost. Gains are recognized when realized in New Valley's condensed consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. New Valley's policy is to review its securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of New Valley's marketable securities, it is New Valley's policy to record an impairment charge with respect to such investment in the Company's condensed consolidated statements of operations. During the nine months ended September 30, 2005, New Valley experienced net increases to unrealized gains on investment securities of $44, which have been included in accumulated other comprehensive income in the Company's condensed consolidated statement of changes in stockholders' equity.

         INVESTMENTS IN NON-CONSOLIDATED REAL ESTATE BUSINESSES. New Valley accounts for its 50% interests in Douglas Elliman Realty, Koa Investors and Hotel LLC on the equity method because it has a significant, but less than controlling, interest in these entities. New Valley records its investments in these entities in its condensed consolidated balance sheets as "Investments in non-consolidated real estate businesses" and its share of the entities' income or loss as "Equity income from non-consolidated real estate businesses". Judgment is required in determining controlling interest. Factors considered by New Valley in determining whether it has significant influence or has control include risk and reward sharing, experience and financial condition of the other investors, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. However, New Valley's consolidated net income or loss for the period and its stockholders' equity at the end of the period are the same whether its investments in these entities are accounted for under the equity method or these entities are consolidated. Because New Valley does not control the decision-making process or business management practices of these entities, it relies on management of these entities and their independent accountants to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that New Valley uses in the application of the equity method. New Valley is not aware, however, of any errors in or possible misstatements of the financial information provided by these entities that would have a material effect on New Valley's condensed consolidated financial statements.

         LONG-TERM INVESTMENTS. At September 30, 2005, New Valley had long-term investments of $2,538, which principally represented investments in various limited partnerships. The principal business of the limited partnerships is investing in real estate and investment securities. These long-term investments are illiquid, and the value of the investments is dependant on the performance of the underlying partnership and its management by the general partners. In assessing potential impairment for these investments, New Valley considers the external markets for these types of investments as well as the forecasted financial performance of its investees. If these forecasts are not met, New Valley may have to recognize an impairment charge in its condensed consolidated statements of operations.

         INCOME TAXES. The years 2000 and 2004 were the only years out of the last five in which New Valley has reported net income. New Valley's losses during these and prior years have generated federal tax net operating loss, or NOL, carry forwards of approximately $137,500 as of September 30, 2005, which expire at various dates from 2006 through 2023, and approximately $23,500 of net cumulative temporary differences where the tax basis of its assets exceeds the book basis. New Valley also has approximately $14,000 of alternative minimum tax credit carry forwards

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


as of September 30, 2005, which may be carried forward indefinitely under current U.S. tax law. Generally accepted accounting principles require that New Valley record a valuation allowance against the deferred tax assets associated with these loss carry forwards, temporary differences and credit carry forwards if it is "more likely than not" that New Valley will not be able to utilize its deferred tax assets to offset future taxes. Prior to December 31, 2004, due to the size of the loss carry forwards in relation to New Valley's history of unprofitable operations and to the continuing uncertainties surrounding its operations as it seeks to acquire additional operating companies and real estate properties, New Valley had not recognized any of these net deferred tax assets. In 2004, New Valley recognized $9,000 of deferred tax assets based on management's belief that it is more likely than not such deferred tax assets will be realized based upon a projection of taxable income for 2005. The amount was expensed in the first quarter of 2005 in connection with New Valley's income for the three months ended March 31, 2005. Management will continue to monitor the Company's unrealized deferred tax assets in the future and determine whether any additional adjustments to the valuation allowance are warranted. For example, it is possible that New Valley could report additional profits in the future at levels which cause management to conclude that it is more likely than not that it will realize additional amounts of the carry forwards. Upon reaching such a conclusion, New Valley would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 41% under current tax rates. It is also possible that New Valley may not realize in the future deferred tax assets that may be recorded on its balance sheet. Upon reaching such a conclusion, New Valley will immediately reduce the value of the deferred tax assets at that time and then record an income tax provision equaling the amount of the impaired deferred tax assets. Thus, subsequent revisions to the estimated net realizable value of the deferred tax assets could cause New Valley's provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the loss carry forwards is utilized. New Valley's current tax provision consists of amounts due for current taxable income, which is primarily associated with state income taxes and the federal alternative minimum tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 2005 and 2004, New Valley's results from operations include the accounts of its 50% interests in Douglas Elliman Realty and Koa Investors, which are included in other income from real estate activities. For the three and nine months ended September 30, 2005, New Valley's results from operations include the accounts of its 50% interest in Hotel LLC, which are included in other income from real estate activities. As a result of the sale of the office buildings, New Valley's real estate leasing operations, which were the primary source of New Valley's revenues for 2003, 2004 and the three months ended March 31, 2005, have been treated as discontinued operations and are not reflected in the table.

                                                    Three Months Ended                        Nine Months Ended
                                                       September 30,                             September 30,
                                               -----------------------------             -----------------------------
                                                 2005                 2004                 2005                 2004
                                               --------             --------             --------             --------
Real estate:
    Revenues ......................            $     --             $     --             $     --             $     --
    Expenses ......................                  --                   --                   --                   --
    Other results from operations .               4,184                4,539                6,202                9,827
                                               --------             --------             --------             --------
    Operating income before
       taxes and minority interests            $  4,184             $  4,539             $  6,202             $  9,827
                                               ========             ========             ========             ========


Corporate and other:
    Revenues ......................            $     --             $     --             $     --             $     --
    Expenses ......................               3,285                3,260               10,453                8,898
    Other results from operations .                 800                  539               12,591                6,275
                                               --------             --------             --------             --------
    Operating loss before
       taxes and minority interests            $ (2,485)            $ (2,721)            $ (2,138)            $ (2,623)
                                               ========             ========             ========             ========



THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

    REAL ESTATE

         Other income from real estate activities for the three months ended September 30, 2005 consisted of equity income from non-consolidated real estate businesses of $4,184. The equity income resulted from income of $4,229 from Douglas Elliman Realty and income of $13 from Hotel LLC, which owns the St. Regis Hotel in Washington, D.C., offset by losses of $58 related to New Valley's investment in Koa Investors, which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Other income from real estate activities in the 2004 period consisted of equity income from non-consolidated real estate businesses of $4,539. The equity income resulted from income of $4,602 from Douglas Elliman Realty offset by a loss of $63 related to New Valley's investment in Koa Investors.

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

         Koa Investors' loss in the 2005 period primarily consisted of losses from operations of the Sheraton Keauhou Bay Resort & Spa. Koa Investors' loss in the 2004 period primarily consisted of management fees and losses from operations of the hotel. Koa Investors capitalized substantially all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will continue to experience operating losses during its opening phase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. As a result of the refinancing, New Valley suspended its recognition of equity losses in Koa Investors to the extent such losses exceed its basis plus any commitment to make additional investments, which totaled $600 at September 30, 2005.

       Hotel LLC's income in the 2005 period consisted of income from operations of the St. Regis Hotel in Washington, D.C.

       CORPORATE AND OTHER

       Corporate and other expenses of $3,285 for the three months ended September 30, 2005 consisted primarily of employee compensation and benefits of $1,658, non-cash compensation expense of $359 and legal expense of $55. Corporate and other expenses of $3,260 for the three months ended September 30, 2004 consisted primarily of employee compensation and benefits of $1,971 and legal expense of $583. The decrease in legal expense was primarily due to the absence in 2005 of legal expenses associated with the Company's lawsuit against the United States government seeking damages for breach of a launch services agreement covering the launch of one of the Westar satellites owned by New Valley's former Western Union satellite business. Trial of the case was completed in New York federal court in August 2004. See Note 9 to the Company's Condensed Consolidated Financial Statements.

           For the three months ended September 30, 2005, New Valley's other income of $800 from corporate and other activities consisted primarily of interest and dividend income of $781. For the three months ended September 30, 2004, New Valley's other income of $539 from corporate and other activities consisted primarily of gains on sales of investments of $321 and interest and dividend income of $219. The increase in interest income was primarily a result of higher cash balances and increased interest rates during 2005.

         The income tax benefit of $35 for the three months ended September 30, 2005 related to state income taxes. This provision did not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of utilization of net operating loss carryfowards, alternative minimum and state income tax expense and the impact of expenses not deductible for income tax purposes. The benefit for income taxes of $160 for the three months ended September 30, 2004 resulted from an intraperiod allocation between income from discontinued operations and income from continuing operations offset by the impact of alternative minimum tax.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

    REAL ESTATE

         Other income from real estate activities for the nine months ended September 30, 2005 consisted of equity income from non-consolidated real estate businesses of $6,202. The equity income resulted from income of $9,689 from Douglas Elliman Realty and $13 from Hotel LLC, offset by losses of $3,500 related to New Valley's investment in Koa Investors. Other income from real estate activities in the 2004 period consisted of equity income from non-consolidated real estate businesses of $9,827. The equity income resulted from income of $10,015 from Douglas Elliman Realty offset by a loss of $188 related to New Valley's investment in Koa Investors.

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

         Koa Investors' loss in the 2005 period primarily consisted of losses from operations of the Sheraton Keauhou Bay Resort & Spa. Koa Investors' loss in the 2004 period primarily consisted of management fees and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


losses from operations of the hotel. Koa Investors capitalized substantially all costs related to the acquisition and development of the property during the construction phase, which ceased in connection with the opening of the hotel in the fourth quarter of 2004. Koa Investors anticipates that the hotel will continue to experience operating losses during its opening phase.

    CORPORATE AND OTHER

       Corporate and other expenses of $10,453 for the nine months ended September 30, 2005 consisted primarily of employee compensation and benefits of $5,497, non-cash compensation expense of $1,524 and legal expense of $416. Corporate and other expenses of $8,898 for the nine months ended September 30, 2004 consisted primarily of employee compensation and benefits of $5,300 and legal expense of $1,170 . The decrease in legal expenses was primarily due to the absence of litigation expenses in 2005 related to the lawsuit in New York federal court.

       For the nine months ended September 30, 2005, New Valley's income of $12,591 from corporate and other activities consisted primarily of the gain from the conversion of the LTS notes of $9,461, gain on sale of investments of $1,441, and interest and dividends income of $1,920 offset by equity losses from the operations of LTS of $299. For the nine months ended September 30, 2004, New Valley's income of $6,275 from corporate and other activities consisted primarily of gains from the sales of investments of $5,613 and interest and dividend income of $674.

       The income tax expense from continuing operations for the nine months ended September 30, 2005 was $2,992. This amount consisted of the utilization of deferred tax assets of $2,875, alternative minimum tax expense and state income taxes. This provision did not bear a customary relationship with pre-tax accounting income from continuing operations principally as a consequence of utilization of net operating loss carryfowards, alternative minimum and state income tax expense and the impact of expenses not deductible for income tax purposes. The benefit for income taxes of $616 for the nine months ended September 30, 2004 resulted from an intraperiod allocation between income from discontinued operations and income from continuing operations offset by the impact of alternative minimum tax.

DISCONTINUED OPERATIONS

         REAL ESTATE LEASING. In February 2005, New Valley completed the sale for $71,500 of its two office buildings in Princeton, N.J. As a result of the sale, the condensed consolidated financial statements of New Valley reflect its real estate operations as discontinued operations for the three and nine months ended September 30, 2005 and 2004. Accordingly, revenues, costs and expenses, and cash flows of the discontinued operations have been excluded from the respective captions in the condensed consolidated statements of operations and condensed consolidated statements of cash flows. The net operating results of the discontinued operations have been reported, net of applicable income taxes and minority interests, as "Income from discontinued operations," and the net cash flows of the discontinued operations have been reported as "Net cash provided from discontinued operations." The assets of the discontinued operations were recorded at December 31, 2004 as "Investment in real estate held for sale" in the condensed consolidated balance sheet.

         Summarized operating results of the discontinued real estate leasing operations for the three and nine months ended September 30, 2005 and 2004, respectively, are as follows:



                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                                -------------------------            ------------------------
                                                  2005              2004              2005              2004
                                                -------            ------            ------            ------
Revenues ...........................            $    --            $1,809            $  924            $5,401

Expenses ...........................                 --             1,285               515             3,658
                                                -------            ------            ------            ------
Income from discontinued operations
    before income taxes ............                 --               524               409             1,743
Income tax expense from discontinued
    operations .....................                 --               225               178               731
                                                -------            ------            ------            ------
Income from discontinued operations             $    --            $  299            $  231            $1,012
                                                =======            ======            ======            ======


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

         OTHER. In February 2005, a state tax hearing officer reduced an assessment for the amount due for taxes associated with the 1994 sale of the Company's money transfer business to $1,589, which included interest of $885. In March 2005, the Company paid the $1,589 under protest. The Company is challenging the assessment in an additional administrative hearing and filed a brief in October 2005. No assurances can be given that the Company will prevail in this matter. The payment has been classified, along with the $30,023 provided from the sale and operations of the office buildings, in "Net cash provided from discontinued operations" in the condensed consolidated statements of cash flows.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2005, New Valley's cash and cash equivalents increased from $70,688 to $95,927 due primarily to cash provided from the sale of the office buildings and the $7,000 received from the settlement of the stockholder lawsuit offset by cash used in operations and the investment in LTS common stock and notes receivable.

         Cash used for operating activities for the nine months ended September 30, 2005 was $8,741 compared with $3,449 for the nine months ended September 30, 2004. The difference is primarily due to the payment of legal fees and expenses of $2,150 associated with the settlement of the stockholder suit in the 2005 period as compared to the 2004 period and decreases in distributions received from Douglas Elliman Realty in the 2005 period as compared to the 2004 period.

         Cash used for investing activities for the nine months ended September 30, 2005 was $1,467 compared with cash provided from investing activities for the nine months ended September 30, 2004 of $6,579. The difference is primarily attributable to the investment in LTS notes receivable and common stock of $3,250 in the 2005 period and the net sales of investment securities of $2,661 in the 2005 period versus $9,336 in the 2004 period offset by net investments in non-consolidated real estate businesses of $2,500 in the 2004 period and $750 in the 2005 period.

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

         New Valley holds a 50% interest in Koa Investors which owns the Sheraton Keauhou Bay Resort & Spa in Kailua-Kona, Hawaii. Following a major renovation, the property reopened in the fourth quarter of 2004 as a four star resort with 521 rooms. In April 2004, a subsidiary of Koa Investors closed on a $57,000 construction loan to finance the renovation. New Valley had invested $11,900 in the project and had committed to make additional investments of up to $600 at September 30, 2005. In the event that Koa Investors makes distributions of cash, the Company is entitled to 50% of the cash distributions until it has recovered its invested capital and achieved an annual

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

         In August 2005, a wholly-owned subsidiary of Koa Investors borrowed $82,000 at an interest rate of LIBOR plus 2.45%. Koa Investors used the proceeds of the loan to repay its $57,000 construction loan and distributed a portion of the proceeds to its members, including $5,500 to New Valley. At September 30, 2005, New Valley's basis in Koa Investors was $4,958 and it had committed to make additional investments of up to $600.

         In June 2005, affiliates of New Valley and Brickman Associates formed Hotel LLC, which acquired the St. Regis Hotel, a 193 room luxury hotel in Washington, D.C., for $47,000 in August 2005. New Valley, which holds a 50% interest in Hotel LLC, had invested $6,250 in the project and had committed to make additional investments of up to $3,750 at September 30, 2005. The members of Hotel LLC currently plan to renovate the hotel commencing in 2006. In connection with the closing of the purchase of the hotel, a subsidiary of Hotel LLC entered into agreements to borrow up to $50,000 of senior and subordinated debt.

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

         New Valley has also committed to make additional investments in another limited partnership of up to $595 at September 30, 2005.

         Cash flows provided from financing activities were $7,013 for the nine months ended September 30, 2005 which consisted primarily with the $7,000 received from Vector in connection with the stockholder lawsuit. Cash flows used for financing activities were $111 for the nine months ended September 30, 2004, which consisted primarily of the repurchase of 43,900 Common Shares for $202 in the 2004 period.

         Cash flows provided from discontinued operations were $28,434 for the nine months ended September 30, 2005, which consisted of $30,023 provided from the sale and operations of the office buildings offset by the $1,589 payment of a state income tax assessment discussed below. Cash flows provided from discontinued operations were $1,983 for the nine months ended September 30, 2004, which consisted of cash provided from the operations of the office buildings.

         As of September 30, 2005, New Valley had $300 of prepetition bankruptcy-related claims. These remaining claims may be subject to future adjustments based on potential settlements or decisions of the court.

         As of September 30, 2005, New Valley had recorded $2,981 of liabilities ($500 of which are classified as current accrued liabilities and $2,481 of which are classified as long-term liabilities) related to retiree and disability obligations in connection with employee benefit accruals originating from the Company's former Western Union business. The liabilities have been computed based on estimates of future benefits payable and may be subject to future adjustments based on actual payments.

         In February 2005, a state tax hearing officer reduced an assessment for the amount due for taxes associated with the 1994 sale of the Company's money transfer business to $1,589, which included interest of $885. In March 2005, the Company paid $1,589 under protest and is challenging the assessment in an additional administrative hearing and filed a brief in October 2005. No assurances can be given that the Company will prevail in this matter. The payment has been classified in "Net cash provided from discontinued operations" in the condensed consolidated statements of cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         On October 5, 1999, New Valley's Board of Directors authorized the repurchase of up to 2,000,000 Common Shares from time to time on the open market or in privately negotiated transactions depending on market conditions. As of November 9, 2005, New Valley had repurchased 1,229,515 shares for approximately $4,897.

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


breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by New Valley under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by New Valley and dispute resolution procedures specified in the particular contract. Further, New Valley's obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, New Valley may have recourse against third parties for certain payments made by it. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of New Valley's obligations and the unique facts of each particular agreement. Historically, payments made by New Valley under these agreements have not been material. As of September 30, 2005, New Valley was not aware of any indemnification agreements that would or are reasonably likely to have a current or future material adverse effect on its financial position, results of operations or cash flows.

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

         EQUITY PRICE RISK

         New Valley held investment securities available for sale totaling $12,489 at September 30, 2005, which included New Valley's 11,111,111 shares of LTS, which were carried at $6,778. Adverse market conditions could have a significant effect on the value of New Valley's investments.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 9 to the "Notes to the Condensed Quarterly Consolidated Financial Statements" in Part I, Item 1 of this Report.

Item 6.  EXHIBITS

              3.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Valley (incorporated by reference to Exhibit 3.1 in New Valley's Current Report on Form 8-K dated August 19, 2005).

              10.1 Letter, dated September 27, 2005, from Howard M. Lorber to New Valley (incorporated by reference to Exhibit 99.1 in New Valley's Current Report on Form 8-K dated September 27, 2005).

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




                                       NEW VALLEY CORPORATION
                                       (Registrant)



Date: November 9, 2005                 By: /s/ J. BRYANT KIRKLAND III
                                           ------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer